Form 10-Q
period 1999-03-28
BUCA INC /MN
filed 1999-06-03
CIK 1046501

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 28, 1999.
                                                ---------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____________________ to __________________.

Commission file number 0-25721.

                                  BUCA, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Minnesota                                  41-1802364
--------------------------------------------------------------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        1300 Nicollet Mall
        Minneapolis, Minnesota                                55403
--------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

                                (612) 288-2382
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __________ No X (The registrant's
                                                    ---
registration of its common stock under the Securities Exchange Act of 1934 became effective on April 20, 1999.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 10,437,005 shares as of June 1, 1999.

                                     INDEX

                          BUCA, INC. AND SUBSIDIARIES

                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets - December 27, 1998 and March 28, 1999....    3

         Consolidated Statements of Operations - Thirteen Weeks Ended
         March 29, 1998 and March 28,1999......................................    4

         Consolidated Statements of Cash Flows - Thirteen Weeks Ended
         March 29, 1998 and March 28, 1999.....................................    5

         Notes to Consolidated Financial Statements............................    6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.......................    7

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............   14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................   14

Item 2. Changes in Securities and Use of Proceeds..............................   14

Item 3. Defaults upon Senior Securities........................................   15

Item 4. Submission of Matters to a Vote of Security Holders....................   15

Item 5. Other Information......................................................   15

Item 6. Exhibits and Reports on Form 8-K.......................................   15

SIGNATURES.....................................................................   17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          BUCA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except for share and per share data)

                                                                                                          (Unaudited)
                                                                                                           Pro forma
                                                                                            (Unaudited)  Shareholders'
                                                                                 December      March         Equity
                                                                                 27, 1998     28, 1999     (NOTE 1)
                                                                                ---------    ---------   -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   6,576    $     432
    Accounts receivable                                                             1,160        1,117
    Inventories                                                                       935          971
    Prepaid expenses and other                                                        585         1285
                                                                                ---------    ---------
        Total current assets                                                        9,256        3,805
PROPERTY AND EQUIPMENT, net                                                        27,967       32,867
OTHER ASSETS                                                                          607        1,212
                                                                                ---------    ---------
                                                                                $  37,560    $  37,884
                                                                                =========    =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                            $   2,638    $   2,257
    Accrued expenses                                                                3,257        3,163
    Current maturities of long-term debt                                              205        1,508
                                                                                ---------    ---------
        Total current liabilities                                                   6,100        6,928
LONG-TERM DEBT, less current maturities                                             7,661        8,194
DEFERRED RENT                                                                         239          318
OTHER LIABILITIES                                                                     127          125
REEDEMABLE STOCK:
    Preferred stock, $01 par value, cumulative, Series A convertible-
        2,396,800 shares authorized; 2,240,000 shares issued and outstanding        9,665        9,819   $           -
    Preferred stock, $.01 par value, cumulative, Series B convertible-
        2,100,000 shares authorized; 1,922,222 shares issued and outstanding        9,441        9,597               -
    Preferred stock, $.01 par value, cumulative, Series C convertible-
        3,679,053 shares authorized; 2,614,634 shares issued and outstanding       13,154       13,433               -
    Common stock, $.01 par value; 601,929 and 597,162 shares issued
        and outstanding, respectively                                               4,713        4,676               -
                                                                                ---------    ---------   -------------
                                                                                   36,973       37,525               -
SHAREHOLDERS' (DEFICIT) EQUITY:
    Undesignated stock, 617,147 shares authorized, none issued or outstanding
    Common stock, $.01 par value - 13,100,000 shares authorized;
        1,918,056 and 1,919,580 shares issued and outstanding, respectively            19           19              71
    Additional paid in capital                                                                                  37,473
    Accumulated deficit                                                           (13,266)     (14,984)        (14,984)
                                                                                ---------    ---------   -------------
                                                                                  (13,247)     (14,965)         22,560
    Notes receivable from shareholders                                               (293)        (241)           (241)
                                                                                ---------    ---------   -------------
        Total shareholders' (deficit) equity                                      (13,540)     (15,206)         22,319
                                                                                ---------    ---------   -------------
                                                                                $  37,560    $  37,884   $      37,884
                                                                                =========    =========   =============

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except for share and per share data)
                                  (Unaudited)

                                                            Thirteen Weeks Ended
                                                      -------------------------------
                                                      March 29, 1998   March 28, 1999
                                                      ---------------  --------------
RESTAURANT SALES                                          $    7,065       $   14,173
RESTAURANT COSTS:
  Product                                                      2,027            3,922
  Labor                                                        2,242            4,511
  Direct and occupancy                                         1,539            2,870
  Depreciation and amortization                                  310              672
                                                          ----------       ----------
     Total restaurant costs                                    6,118           11,975
GENERAL AND ADMINISTRATIVE EXPENSES                              968            1,423
PREOPENING COSTS                                                 397              390
                                                          ----------       ----------
OPERATING (LOSS) INCOME                                         (418)             385
INTEREST EXPENSE                                                 174              213
                                                          ----------       ----------
(LOSS) INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY                                                 (592)             172
(PROVISION) BENEFIT FOR INCOME TAXES                              (4)               6
                                                          ----------       ----------
(LOSS) INCOME BEFORE EXTRAORDINARY                              (596)             178
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT                             (1,313)
                                                          ----------       ----------
NET LOSS                                                  $     (596)      $   (1,135)
                                                          ==========       ==========
CUMULATIVE PREFERRED STOCK DIVIDENDS, ACCRETION
  OF PREFERRED STOCK TO REDEMPTION VALUE, AND
  CHANGE IN REDEEMABLE COMMON STOCK                             (520)            (553)
                                                          ----------       ----------
NET LOSS APPLICABLE TO COMMON STOCK                       $   (1,116)      $   (1,688)
                                                          ==========       ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $(0.45)          $(0.67)
                                                          ==========       ==========
WEIGHTED AVERAGE COMMON SHARES ASSUMED
  OUTSTANDING - BASIC AND DILUTED                          2,503,030        2,521,007
                                                          ==========       ==========

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Thirteen Weeks Ended
                                                                 -------------------------------------
                                                                    March 29, 1998      March 28, 1999
                                                                 ---------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (596)         $(1,135)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                303              654
     Deferred income taxes                                                                          33
     Loss on early extinguishment of debt                                                        1,313
     Accretion of call premium                                                     13               13
     Amortization of debt discount                                                 54
     Change in assets and liabilities
       Accounts receivable                                                       (457)              43
       Inventories                                                                (78)             (36)
       Prepaid expenses and other                                                (299)            (700)
       Accounts payable                                                          (204)            (381)
       Accrued expenses                                                          (861)             (94)
       Other liabilities                                                           87               77
                                                                              -------          -------
          Net cash used in operating activities                                (2,038)            (213)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                           (2,947)          (5,800)
  Increase in other assets                                                         (7)            (138)
                                                                              -------          -------
          Net cash used in investing activities                                (2,954)          (5,938)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                                       7,330
  Principal payments on long-term debt                                           (221)          (6,606)
  Loan and lease acquisition costs                                                (27)            (201)
  Collection on notes receivable from shareholders                                  7               52
  Repurchase of common stock                                                                       (31)
  Common stock issuance costs                                                                     (537)
                                                                              -------          -------
          Net cash (used in) provided by financing activities                    (241)               7
                                                                              -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (5,233)          (6,144)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                6,099            6,576
                                                                              -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   866          $   432
                                                                              =======          =======

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in Arizona, California, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Minnesota, New York, Ohio, Washington, and Wisconsin under the name of BUCA di BEPPO.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen weeks ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999.

The balance sheet at December 27, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Pro forma shareholders' equity represents the conversion of redeemable preferred stock and the termination of the obligation to redeem shares of common stock excluding the effect of any offering proceeds.

For further information, refer to the financial statements and notes for the fiscal year ended December 27, 1998 included in our Registration Statement on Form S-1, registration No. 333-72593.

2.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share assumes conversion of the convertible subordinated debentures and convertible preferred stock as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per share for 1998 and 1999 are the same as basic net loss per share due to the antidilutive effect of the assumed exercise of stock options, warrants, convertible subordinated debentures, and convertible preferred stock securities.

Diluted loss per share excludes the following due to their antidilutive effect:

                                                         March 29, 1998            March 28, 1999
                                                    -----------------------  --------------------------
                                                                  Weighted                   Weighted
                                                                   Average                    Average
                                                      Number of   Price Per    Number of     Price Per
                                                       Shares       Share        Shares        Share
                                                    ----------------------  --------------------------
Stock warrants                                         218,420      $3.73       397,859        $2.05
Stock options                                          583,507       5.38     1,034,154         6.96
Convertible preferred stock                          2,774,808       6.14     4,545,434         6.70
Convertible subordinated debentures                    439,506       4.05       385,907         4.61
                                                    ----------      -----    ----------   ----------
                                                     4,016,241      $5.67     6,363,354        $6.32
                                                    ==========      =====    ==========   ==========

3.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended:


                                                                                             March 29, 1998        March 28, 1999
                                                                                             --------------        --------------
Cash paid during year for:
   Interest expense                                                                          $          110        $          203
   Income taxes                                                                                           -                    28
Non-cash investing and financing activities:
   Shareholder receivable from issuance of common stock                                                  60                     -
   Accretion of redeemable preferred stock to redemption value                                           59                   120
   Dividends accrued on redeemable preferred stock                                                      298                   469
   Change in value of redeemable common stock                                                             -                   (37)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We own and operate 24 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. We intend to open 13 new restaurants in fiscal 1999, of which five have opened through May 1999, six are under construction and the remaining two have signed leases.

We believe that the sales growth pattern of our new restaurants in the two years after they open differs from the typical sales growth pattern for new restaurants in other casual dining concepts. Our restaurants typically experience lower restaurant sales during the first few periods after opening, with gradually increasing restaurant sales during the remainder of the restaurant's first year of operation. In the second year of operation, our restaurants experience significant comparable restaurant sales growth. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 full calendar months. We believe we have this "discovery" growth pattern over the first two years of operations because we rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales. This new restaurant-opening trend has contributed to our high level of comparable restaurant sales increases of 8.9% in fiscal 1997, 13.3% in fiscal 1998, and 13.0% over the first thirteen weeks of fiscal 1999. After two years of operation, our restaurants typically experience lower comparable restaurant sales increases than experienced in prior periods. We expect this sales growth trend for new restaurants to continue in the future; however, we expect that the impact of new restaurant openings on total comparable restaurant sales will decrease as our mature restaurant base continues to increase.

During the first quarter of fiscal 1999, we recorded an extraordinary loss on early extinguishment of debt of $1.3 million. This charge related to the repayment of our outstanding subordinated debt in the amount of $6.0 million. In addition, we will incur special non-cash charges in the aggregate amount of approximately $1.3 million in the second quarter of fiscal 1999. The charges in the second quarter relate to the $1.8 million of convertible subordinated debt that is convertible, at the option of the holders, into common stock at a conversion price equal to 60% of the initial public offering price. As a consequence of this right, we will recognize a special non-cash charge of approximately $1.0 million in the second quarter. In addition, the $7.0 million term loan portion of our credit facility with U.S. Bank was repaid, as required, in connection with the initial public offering. This will result in an extraordinary charge of approximately $300,000 in the second quarter for the write-off of costs related to this loan. Our initial public offering was completed on April 20, 1999. We received $35.5 million in net proceeds.

Our restaurant sales are comprised almost entirely of the sales of food and beverages. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense includes the net cost of interest expense on debt and interest income on invested assets.

Results of Operations

Thirteen Weeks Ended March 28, 1999 Compared to Thirteen Weeks Ended March 29, 1998

Restaurant Sales. Restaurant sales increased by $7.1 million, or 100.6%, to $14.2 million in the first quarter of fiscal 1999 from $7.1 million in the first quarter of fiscal 1998. The increase was attributable to restaurant sales of $6.5 million at new restaurants opened within the last 15 months and to increased sales at restaurants open prior to fiscal 1998. Comparable restaurant sales increased by 13.0% in the first quarter of fiscal 1999, primarily as a result of an increase in guest visits of approximately 12%.

Product. Product costs increased by $1.9 million to $3.9 million in the first quarter of fiscal 1999 from $2.0 million in the first quarter of fiscal 1998. Product costs as a percentage of restaurant sales decreased to 27.7% in the first quarter of fiscal 1999 from 28.7% in the first quarter of fiscal 1998. This reduction was a result of management's efforts to reduce the cost of food products and improve margins. We re-negotiated our agreement with a national food distributor during the first quarter of 1998, which contributed to our reduced food product costs in the first quarter of fiscal 1999.

Labor. Labor costs increased by $2.3 million to $4.5 million in the first quarter of fiscal 1999 from $2.2 million in the first quarter of fiscal 1998. Labor costs increased slightly as a percentage of restaurant sales to 31.8% in the first quarter of fiscal 1999 from 31.7% in the first quarter of fiscal 1998. This increase resulted from an increase in sales generated from restaurants open less than one year. During the first quarter of fiscal 1998, $2.7 million of our sales were generated from restaurants that were open for less than one year. In the first quarter of fiscal 1999, $6.4 million of our sales were generated from restaurants that were open for less than one year. Since our restaurants are generally less efficient in their first year, the labor costs are higher as a percentage of restaurant sales.

Direct and Occupancy. Direct and occupancy costs increased by $1.4 million to $2.9 million in the first quarter of fiscal 1999 from $1.5 million in the first quarter of fiscal 1998. Direct and occupancy costs decreased as a percentage of restaurant sales to 20.2% in the first quarter of fiscal 1999 from 21.8% in the first quarter of fiscal 1998. This decrease was a result of the 13% increase in comparable restaurant sales. The increase in comparable restaurant sales leveraged the fixed components of our direct and occupancy costs.

Depreciation and Amortization. Depreciation and amortization expenses increased by $362,000 to $672,000 in the first quarter of fiscal 1999 from $310,000 in the first quarter of fiscal 1998. This increase was the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative Expenses. General and administrative expenses increased by $455,000 to $1,423,000 in the first quarter of fiscal 1999 from $968,000 in the first quarter of fiscal 1998. General and administrative expenses decreased as a percentage of restaurant sales to 10.0% in the first quarter of fiscal 1999 from 13.7% in the first quarter of fiscal 1998. This increase in dollars was primarily the result of the addition of management personnel in fiscal 1998, resulting in approximately $400,000 of additional compensation and benefits in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998. We expect that general and administrative expenses will continue to increase in dollar amount in the future, but continue to decrease as a percentage of restaurant sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Preopening Costs. Preopening costs remained constant at approximately $400,000 in both the first quarter of fiscal 1999 and the first quarter of fiscal 1998. However, preopening costs decreased as a percentage of restaurant sales to 2.8% in the first quarter of fiscal 1999 from 5.6% in the first quarter of fiscal 1998. We expect that preopening expenses in both the second and third quarters of fiscal 1999 will increase in dollar amount over the same periods in fiscal 1998 due to the increased number of new restaurant openings.

Interest Expense. Interest expense remained constant at approximately $200,000 in both the first quarter of fiscal 1999 and the first quarter of fiscal 1998. We expect to generate interest income each of the remaining quarters of fiscal 1999 due to the completion of our initial public offering in April 1999.

Provision / Benefit for Income Taxes. The provision for income taxes for the first quarter of fiscal 1998 represents certain minimum state taxes based on taxable factors other than earnings and a minor charge for federal taxes primarily related to deferred income taxes. We did not record a tax benefit in fiscal 1998 for the losses generated in previous years as utilization of these losses in future periods was deemed uncertain. For the first quarter of fiscal 1999, we recognized a small tax benefit due to the expectation that we will begin to utilize our net operating loss carry-forward. At December 27, 1998, we had a net operating loss carry-forward of $3.5 million. The net operating loss carry-forward begins to expire in fiscal 2003. The majority of the expected income tax benefit derived by applying the statutory income tax rate has been eliminated as a result of an increase in the deferred income tax asset valuation allowance.

Liquidity and Capital Resources

Since we were formed, we have incurred significant net losses, primarily due to restaurant development and the costs of hiring senior management to develop and implement our expansion strategy. We have generated income from our restaurant operations, but have incurred aggregate net losses of $8.7 million as of March 28, 1999. We have funded our capital requirements through sales of equity securities, debt financing, and sale-leaseback arrangements. Net cash used in operating activities was $213,000 for the thirteen weeks ended March 28, 1999 versus $2,038,000 for the thirteen weeks ended March 29, 1998.

We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities was $5.9 million for the thirteen weeks ended March 28, 1999 and $3.0 million for thirteen weeks ended March 29, 1998. We intend to open 13 restaurants in fiscal 1999, five of which have already opened. Total capital expenditures are expected to be approximately $17.0 million in fiscal 1999. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to range from $175,000 to $210,000. To date, all of our restaurants are renovations of existing facilities ranging in size from 4,500 to 10,200 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. In 1999, we will build at least three restaurants based on our prototype designs. These designs are expected to require between $1.5 million and $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. We plan to refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing activities was $7,000 for the thirteen weeks ended March 28, 1999 versus net cash used in financing activities of $241,000 for the thirteen weeks ended March 29, 1998. Financing activities in fiscal 1999 and fiscal 1998 consisted primarily of sales of preferred stock as well as the obtainment of long-term debt. At March 28, 1999, we had a $7.0 million term loan that was to expire on December 31, 2000 and bore interest at a fixed rate of 9.63%. Pursuant to our credit agreement, this term loan was repaid upon the closing of our initial public offering in April 1999. At March 28, 1999, we also had an $8.0 million revolving line of credit that matures on December 31, 2000, and bore interest at the bank's reference rate plus .75% to 1.25%. At March 28, 1999 we had no amounts outstanding under the revolving line of credit. Also pursuant to the terms of our agreement, the line of credit was reduced to $3.0 million upon the completion of our initial public offering. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creations of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We do not anticipate that the above covenants and restrictions will have a significant impact on us.

Upon completion of our initial public offering in April 1999, we obtained $35.5 million in net proceeds. The funds obtained were used to repay our $7.0 million term loan and $2.0 million in line of credit borrowings at that date. The remaining proceeds are expected to be used to fund operations, the opening of additional restaurants, and for other corporate purposes.

We intend to re-negotiate our line of credit during the second or third quarter of fiscal 1999. We believe that the lender will be willing to increase the amount of the line of credit on terms and conditions which are comparable to those contained in our existing line of credit, or that other financing will be available in an amount and on terms and conditions which are adequate to meet our currently planned working capital and liquidity needs. However, we cannot predict whether our existing lender will ultimately agree to any increase or whether any alternative financing will be available.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that cash flow from operations together with the net proceeds from our initial public offering and available borrowings will be sufficient to fund our capital requirements through at least the first quarter of the year 2000. We will need to raise additional capital in fiscal

2000 through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may effect additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Year 2000 Compliance

We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000.

We have reviewed both our information technology and our non-information technology systems to determine whether they are year 2000 compliant, and we have not identified any material systems that are not year 2000 compliant. We have substantially completed year 2000 testing of our systems and have identified those components deemed not in compliance. We have initiated formal communications with all significant suppliers and service providers to determine the extent to which we are vulnerable to those third parties' failure to solve the year 2000 problem. We have received written assurances of year 2000 compliance from a majority of the third parties that we have relationships, including our national food distributor, and payroll and credit card service providers. Unless public suppliers of water, electricity, telephone service, and natural gas are disrupted for a substantial period of time, we believe that our operations will not be significantly disrupted even if third parties that we have relationships are not year 2000 compliant. If public suppliers of water, electricity, telephone service, and natural gas are disrupted for a substantial period of time, our business may be materially adversely affected. We will develop a contingency plan to deal with potential third party failure issues.

Testing and replacement of all systems is scheduled to be completed by June 30, 1999. A decision to implement a contingency plan is expected by June 30, 1999. We estimate that we incurred approximately $100,000 in fiscal 1998 to address year 2000 issues, principally testing our existing systems, and that we will incur an additional $100,000 in fiscal 1999 to replace certain system components deemed non-year 2000 compliant. These amounts do not include insurance proceeds used to replace hardware and software systems destroyed in the recent fire at our headquarters with new systems represented to be year 2000 compliant. However, uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and we intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant. Any year 2000 compliance problem of our vendors or ours could materially adversely affect our business, financial condition, operating results or cash flows, and could prohibit us from operating our restaurants.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the first quarter ended March 28, 1999 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made.
When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements as a result of the risk factors listed below. You should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q.
We caution you, however, that the list of factors contained below may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Risk Factors

We May Be Unable to Achieve Profitability

Since we were formed, we have incurred net losses of approximately $8.7 million through March 28, 1999, primarily due to new restaurant opening expenses and the costs of hiring senior management to develop and implement our expansion strategy. We intend to continue to expend significant financial and management resources on the development of additional restaurants. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. Failure to achieve these objectives may cause our stock price to decline and make it difficult to raise additional capital.

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

To continue to grow, we must open new BUCA di BEPPO restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. We expanded from 11 restaurants at the end of fiscal 1997 to 19 restaurants at the end of fiscal 1998. We expect to open an additional 13 restaurants during fiscal 1999, five of which are already open. Our ability to expand successfully will depend on a number of factors, some of which are beyond our control, including the:

     .    identification and availability of suitable restaurant sites;
     .    competition for restaurant sites;
     .    negotiation of favorable leases;
     . timely development in certain cases of commercial, residential, street or highway construction near our restaurants;
     .    management of construction and development costs of new restaurants;
     .    securing required governmental approvals and permits;
     . recruitment of qualified operating personnel, particularly Paisano Partners and kitchen managers;
     .    competition in new markets; and
     .    general economic conditions.

In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets.

We May Not Be Able to Achieve and Manage Planned Expansion

We face many business risks associated with rapidly growing companies, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. If we fail to continue to improve management, information systems and financial controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

Furthermore, we may seek to acquire the operations of other restaurants. To do so successfully, we would need to identify suitable acquisition candidates, obtain financing on acceptable terms, and negotiate acceptable acquisition terms. Even if we are successful in completing acquisitions, they may have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the completion of an acquisition, while the acquisition is being integrated into our operations. We do not currently have any definitive agreements, arrangements or understandings regarding any particular acquisition.

Fluctuations in Our Operating Results

Our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions. As a result, our operating results may fall below the expectations of public market analysts and investors.

In the past, our preopening costs have varied significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter has had and is expected to continue to have a significant impact on quarterly preopening costs and labor and direct and occupancy costs. We anticipate that preopening costs, labor and direct and occupancy costs will significantly increase as a percent of restaurant sales in the second and third quarters of fiscal 1999. Due to these factors, results for a quarter may not indicate results to be expected for any other quarter or for a full fiscal year.

We May Be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows.

We estimate that capital expenditures during fiscal 1999 will be approximately $17.0 million and that capital expenditures during future years will exceed this
amount.   Although we expect that the net proceeds from our public offering in
April 1999, combined with other resources, will be sufficient to fund our capital requirements through at least March 2000, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

     .    future actual cash flows from operations fail to meet our
          expectations;
     . costs and capital expenditures for new restaurant development exceed anticipated amounts;
     .    we are unable to obtain sale-leaseback financing of certain restaurants;
     . landlord contributions, loans and other incentives are lower than expected; or
     .    we are required to reduce prices to respond to competitive pressures.

Because of Our Small Restaurant Base, Our Operating Results Could Be Materially Adversely Affected By The Negative Performance of a Small Number of Restaurants

We currently operate 24 restaurants, eleven of which opened in the last 12 months. Due to our small restaurant base, poor operating results at any one or more restaurants could materially adversely affect our business, financial condition, operating results or cash flows. Our operating results achieved to date may not be indicative of our future operating results with a larger number of restaurants.

Increased Food Costs Could Materially Adversely Affect Our Operating Results

Our profitability depends in part on our ability to anticipate and react to changes in food costs. We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by SYSCO could cause our food costs to increase. Further, various factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could materially adversely affect our business, financial condition, operating results or cash flows.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Results

Our restaurants feature immigrant Southern Italian cuisine served family-style. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows.

We May Be Unable To Compete With Larger, More Established Competitors

The restaurant industry is highly competitive. Due to our limited financial resources and operating history, we may be unable to compete effectively with our larger, more established competitors, which have substantially greater financial resources and operating histories than we do. We will likely face direct competition with these competitors in each of the markets we enter.

We Could Face Potential Labor Shortages

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff, necessary to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas. The inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants which could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

Our Operations Depend on Governmental Licenses and We May Face Liability Under Dram Shop Statutes

Our business depends on obtaining and maintaining required food service and liquor licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to "dram shop" statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected.

Complaints or Litigation from Guests May Materially Adversely Affect Us

We are from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our restaurants, regardless of whether the allegations are valid or whether BUCA is liable. These claims may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

We Face Uncertainty Regarding Risk of Year 2000 Compliance

BUCA and third parties with which we do business rely on numerous computer programs for day to day operations. We cannot predict whether we will be able to effectively address our year 2000 issues in a timely and cost-efficient manner and without interruption to our business. We have initiated discussions with our significant suppliers regarding their plans to solve year 2000 issues where their systems interface with our systems or otherwise impact our operations. We cannot predict whether year 2000 difficulties encountered by our suppliers and other third parties with which we do business will have a material adverse impact on our business, financial conditions, operating results or cash flows.

We Could Face Consolidated Tax Group Liability

We were a member of the consolidated tax group of Parasole Restaurant Holdings, Inc. prior to our spin-off in late fiscal 1996. Under the Internal Revenue Code, as a former member of the consolidated tax group, we could be held liable for unpaid federal tax liabilities, if any, of the consolidated tax group through the end of 1996 in the event of nonpayment by Parasole.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest from time to time at the lending bank's reference rate plus 0.75% to 1.25%. Because we do not believe that the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and investments. We invest our cash and cash equivalents and investments in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, overnight investments in commercial paper, and short term government and corporate bonds. We have invested the net proceeds from our public offering in similar investment grade and highly liquid investments.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 3%, which is consistent with our average price increase of 3% in fiscal 1998 and 2% in fiscal 1997. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are currently subject to various legal actions arising in the normal course of business, none of which are expected to have a material effect on our results of operations, financial condition or cash flows.

ITEM 2.  Changes in Securities and Use of Proceeds

We registered and sold 3,537,213 shares of common stock, par value $0.01, on registration statement number 333-72593 at an aggregate offering price of $42,446,556 (or $12.00 per share), which was declared effective on April 20, 1999. Of the shares sold in the offering, 351,838 were sold by selling shareholders for an aggregate offering price of $4,222,056 and the remaining 3,185,375 shares were sold by us for an aggregate-offering price of $38,224,500. The offering has terminated. The co-managing underwriters in the offering were U.S. Bancorp Piper Jaffray Inc. and NationsBanc Montgomery Securities LLC.

We incurred the following expenses in connection with the issuance and distribution of the shares as discussed above:

          Underwriters' discount...............   $ 2,676,000
          Other expenses (audit, legal, etc.)..     1,100,000
                                                  -----------
          Total expenses.......................   $ 3,776,000
                                                  ===========

Our proceeds from the offering were $35.5 million before other expenses. We have used $9.0 million of the net proceeds to pay debt. The remaining funds will be used to develop new restaurants and for other corporate purposes. No direct or indirect payments of the proceeds received by us from the offering were made to our directors, officers, stockholders or affiliates.

ITEM 3.  Defaults upon Senior Securities

   None

ITEM 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of our shareholders held on March 17, 1999, the shareholders took the following action:

(a) Approved and adopted our Amended and Restated Articles of Incorporation. The proposal received the affirmative vote of 1,978,172 shares of common stock, 1,422,221 shares of Series A Convertible Preferred Stock, 1,207,404 shares of Series B Convertible Preferred Stock and 1,730,431 shares of Series C Convertible Preferred Stock. (The preferred stock converted into common stock in connection with the initial public offering). No votes were cast against the proposal and 198 shares of common stock abstained from voting. There were no broker non-votes.

(b) Approved and adopted our Amended and Restated By-Laws. The proposal received 6,338,426 votes for and no votes against. There were no abstentions or broker non-votes.

(c) Approved and adopted an amendment to the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. The proposal received 6,338,426 votes for and no votes against. There were no abstentions or broker non-votes.

(d) Approved and adopted our Employee Stock Purchase Plan. The proposal received 6,338,426 votes for and no votes against. There were no abstentions or broker non-votes.

ITEM 5.   Other Information

   None

ITEM 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits

     Exhibit NO.    Description                                            Method of Filing
     -----------    -----------                                            ----------------
          3.1       Amended and Restated Articles of Incorporation         Incorporated By
                    of the Company/(1)/                                    Reference

          3.2       Amended and Restated Bylaws of the Company/(2)/        Incorporated By
                                                                           Reference

          4.1       Specimen Common Stock Certificate/(3)/                 Incorporated By
                                                                           Reference

          27.1      Financial Data Schedule for the quarter ended          Electronic
                    March 28, 1999                                         Transmission

     /(1)/ Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

     /(2)/ Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

     /(3)/ Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(b)  Valuation and Qualifying Accounts:

     None

(c)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended March 28, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BUCA, Inc.
                                ----------
                                (Registrant)

Date:  June 3, 1999             By:  /s/ Joseph P. Micatrotto
                                     ------------------------
                                    Joseph P. Micatrotto,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  June 3, 1999             By: /s/ Greg A. Gadel
                                    -----------------
                                    Greg A. Gadel
                                    Chief Financial Officer

                                 Exhibit Index

     Exhibit NO.    Description                                                      Method of Filing
     -----------    -----------                                                      ----------------
          3.2       Restated Certificate of Incorporation of the Company/(1)/        Incorporated By
                                                                                     Reference
          3.4       Restated Bylaws of the Company/(2)/                              Incorporated By
                                                                                     Reference
          4.1       Specimen Common Stock Certificate/(3)/                           Incorporated By
                                                                                     Reference
          27.1      Financial Data Schedule for the quarter ended March 28, 1999     Electronic
                                                                                     Transmission

     /(1)/ Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

     /(2)/ Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

     /(3)/ Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).