Form 10-Q
period 1999-06-27
BUCA INC /MN
filed 1999-08-06
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark One)


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended June 27, 1999.
                                    --------------


                                       or



[    ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the Transition Period from _____________________ to
     _____________________.

Commission file number 0-25721.


                                   BUCA, Inc.
                                   ----------
               (Exact name of registrant as specified in its Charter)


                 Minnesota                        41-180236
                 ---------                        ----------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

              1300 Nicollet Mall
            Minneapolis, Minnesota                  55403
            -----------------------                 -----
    (Address of principal executive offices)     (Zip Code)


                               (612) 288-2382
                               --------------
             (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        ---------    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, $.01 par value 10,630,399 shares as of August 6, 1999.

                                     INDEX

                          BUCA, INC. AND SUBSIDIARIES

                                                                                     Page
                                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


     Consolidated Balance Sheets - December 27, 1998 and June 27, 1999.............   3

     Consolidated Statements of Operations - Thirteen and Twenty-Six Weeks Ended
     June 28, 1998 and June 27, 1999...............................................   4

     Consolidated Statements of Cash Flows - Thirteen and Twenty-Six Weeks Ended
     June 28, 1998 and June 27, 1999...............................................   5

     Notes to Consolidated Financial Statements....................................   6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.........................   7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................  14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................  14

Item 2.  Changes in Securities and Use of Proceeds.................................  15

Item 3.  Defaults upon Senior Securities..........................................   15

Item 4.  Submission of Matters to a Vote of Security Holders......................   15

Item 5.  Other Information........................................................   15

Item 6.  Exhibits and Reports on Form 8-K.........................................   16

SIGNATURES........................................................................   17

PART 1. - FINANCIAL INFORMATION
Item 1. Financial Statements

                          BUCA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                               (Unaudited)
                                                                                              December          June 27,
                                                                                              27, 1998            1999
                                                                                             ----------        ----------
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $    6,576        $    1,942
  Marketable securities                                                                                            17,762
  Accounts receivable                                                                             1,160             1,133
  Inventories                                                                                       935             1,434
  Prepaid expenses and other                                                                        585             1,701
                                                                                             ----------        ----------
     Total current assets                                                                         9,256            23,972

PROPERTY AND EQUIPMENT, net                                                                      27,697            42,075
OTHER ASSETS                                                                                        607               601
                                                                                             ----------        ----------
                                                                                               $ 37,560        $   66,648
                                                                                             ==========        ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                               $2,638        $    3,834
  Accrued expenses                                                                                3,257             3,352
  Current maturities of long-term debt                                                              205                50
                                                                                             ----------        ----------
     Total current liabilities                                                                    6,100             7,236

LONG-TERM DEBT, less current maturities                                                           7,661             1,281
DEFERRED RENT                                                                                       239               309
OTHER LIABILITIES                                                                                   127               122
REDEEMABLE STOCK:
  Preferred stock, $.01 par value, cumulative, Series A convertible -
     2,396,800 and 0 shares authorized, respectively; 2,240,000 and 0 shares
     issued or outstanding, respectively                                                          9,665
  Preferred stock, $.01 par value, cumulative, Series B convertible -
     2,100,000 and 0 shares authorized, respectively; 1,922,222 and 0 shares
     issued or outstanding, respectively                                                          9,441
  Preferred stock, $.01 par value, cumulative, Series C convertible -
     3,679,053 and 0 shares authorized, respectively; 2,614,634 and 0 shares
     issued or outstanding, respectively                                                         13,154
  Common stock, $.01 par value; 601,929 shares issued and outstanding                             4,713
                                                                                             ----------
                                                                                                 36,973
SHAREHOLDERS' (DEFICIT) EQUITY:
  Undesignated stock, 617,147 and 5,000,000 shares authorized, respectively, none issued or outstanding
  Common stock, $.01 par value - 13,100,000 and 20,000,000 shares authorized, respectively; 1,918,056 and 10,606,459 shares issued and outstanding,
     respectively                                                                                    19               106
  Additional paid-in capital                                                                                       68,058
  Unrealized loss on marketable securities                                                                            (24)
  Accumulated deficit                                                                           (13,266)          (10,038)
                                                                                             ----------        ----------
                                                                                                (13,247)           58,102
  Notes receivable from shareholders                                                               (293)             (402)
                                                                                             ----------        ----------
     Total shareholders' (deficit) equity                                                       (13,540)           57,700
                                                                                             ----------        ----------
                                                                                             $   37,560        $   66,648
                                                                                             ==========        ==========

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                          Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                         ----------------------             ------------------------
                                                          June 26,     June 27,               June 26,      June 27,
                                                           1998         1999                   1998          1999
                                                       -----------   ----------             ----------    ----------
RESTAURANT SALES                                       $    8,610    $   15,834             $   15,675    $   30,007
RESTAURANT COSTS:
Product                                                     2,449         4,384                  4,476         8,305
Labor                                                       2,750         5,101                  4,992         9,612
Direct and occupancy                                        1,817         3,309                  3,356         6,179
Depreciation and amortization                                 369           661                    679         1,333
                                                       ----------    ----------             ----------    ----------
   Total restaurant costs                                   7,385        13,455                 13,503        25,429
                                                       ----------    ----------             ----------    ----------
GENERAL AND ADMINISTRATIVE EXPENSES                         1,564         1,438                  2,532         2,861
PREOPENING COSTS                                              338         1,231                    735         1,621
                                                       ----------    ----------             ----------    ----------
OPERATING (LOSS) INCOME                                      (677)         (290)                (1,095)           96
INTEREST EXPENSE (INCOME)                                     231          (121)                   405            92
SUBORDINATED DEBT CONVERSION COSTS                                          954                                  954
                                                       ----------    ----------             ----------    ----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS             (908)       (1,123)                (1,500)         (950)
BENEFIT (PROVISION) FOR INCOME TAXES                           (4)            3                     (8)            8
                                                       ----------    ----------             ----------    ----------
LOSS BEFORE EXTRAORDINARY ITEMS                              (912)       (1,120)                (1,508)         (942)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                                231                                1,545
                                                       ----------    ----------             ----------    ----------
NET LOSS                                               $     (912)   $   (1,351)            $   (1,508)   $   (2,487)
                                                       ==========    ==========             ==========    ==========
CUMULATIVE PREFERRED STOCK DIVIDENDS, ACCRETION
  OF PREFERRED STOCK TO REDEMPTION VALUE,
  AND CHANGE IN REDEEMABLE COMMON STOCK                      (506)         (155)                (1,026)         (708)
                                                       ----------    ----------             ----------    ----------
NET LOSS APPLICABLE TO COMMON STOCK                    $   (1,418)   $   (1,506)            $   (2,534)   $   (3,195)
                                                       ==========    ==========             ==========    ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $    (0.57)   $    (0.18)            $    (1.01)   $    (0.58)
                                                       ==========    ==========             ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                      2,508,792     8,438,231              2,505,911     5,477,697
                                                       ==========    ==========             ==========    ==========

                                          See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                                     ---------------------             ------------------------
                                                                     June 26,     June 27,               June 26,      June 27,
                                                                      1998         1999                   1998          1999
                                                                     --------    ---------             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $   (912)   $  (1,351)            $ (1,508)       $ (2,487)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                        364          642                  676           1,295
     Deferred income taxes                                                                                                   33

     Loss on sale of property and equipment                                 7                                 7

     Loss on early extinguishment of debt                                            1,185                                2,498
     Amortization of debt discount                                         54                               108
     Change in assets and liabilities:
        Accounts receivable                                               137          (16)                (320)             27
        Inventories                                                       (59)        (463)                (137)           (499)
        Prepaid expenses and other                                       (101)        (416)                (400)         (1,117)
        Accounts payable                                                  506        1,577                  302           1,197
        Accrued expenses                                                  518          189                 (343)             94
        Other                                                             115           (8)                 217              83
                                                                     --------    ---------             --------        --------
          Net cash provided by (used in) operating activities             629        1,339               (1,398)          1,124

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available for sale marketable securities                             (33,223)                             (33,223)
  Sale and maturity of available for sale marketable securites                      15,436                               15,436
  Purchase of property and equipment                                   (3,018)      (9,841)              (5,977)        (15,639)
  Proceeds from sale of property and equipment                          1,226                             1,226
  Increase in other assets                                               (139)        (143)                (146)           (281)
                                                                     --------    ---------             --------        --------
          Net cash used in investing activities                        (1,931)     (27,771)              (4,897)        (33,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowings                                            2,000                                2,000
  Payment on line of credit                                                         (2,000)                              (2,000)
  Proceeds from issuance of long-term debt                              3,500                             3,500           7,330
  Principal payments on long-term debt                                     43       (7,013)                (178)        (13,618)
  Loan and lease acquisition costs                                       (156)         (23)                (182)           (224)
  Collection on notes receivable from shareholders                         22          (17)                  29              34
  Repurchase of common stock                                                                                                (31)
  Net proceeds from issuance of common stock                               20       34,995                   20          34,458
                                                                     --------    ---------             --------        --------
          Net cash provided by financing activities                     3,429       27,942                3,189          27,949

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 2,127        1,510               (3,106)         (4,634)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          866          432                6,099           6,576
                                                                     --------    ---------             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  2,993    $   1,942             $  2,993        $  1,942
                                                                     ========    =========             ========        ========

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION



BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in Arizona, California, District of Columbia, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, New York, Ohio, Washington, and Wisconsin under the name of BUCA di BEPPO.


The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and twenty-six weeks ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999.

The balance sheet at December 27, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

For further information, refer to the financial statements and notes for the fiscal year ended December 27, 1998 included in our Registration Statement on Form S-1, registration no. 333-72593.



2.  NET LOSS PER SHARE


Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share assumes conversion of the convertible subordinated debentures and convertible preferred stock as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per share for 1998 and 1999 are the same as basic net loss per share due to the antidilutive effect of the assumed exercise of stock options, warrants, convertible subordinated debentures, and convertible preferred stock securities.

Diluted loss per share excludes the following due to their antidilutive effect:



                                                June 26, 1998               June 27, 1999
                                                -------------               -------------

                                                          Weighted
                                                          Average                    Average
                                           Number of     Price Per      Number of    Price Per
                                             Shares        Share         Shares       Share
                                       -------------     --------    ------------   ---------
Stock warrants                               331,196        $2.46         183,990       $ .01
Stock options                                608,840         5.44       1,043,155        7.12
Convertible preferred stock                2,774,808         6.14
Convertible subordinated debentures          439,506         4.05         140,921        4.61
                                           ---------        -----       ---------   ---------
                                           4,154,350        $5.53       1,368,066       $5.91
                                           =========        =====       =========   =========

3.                            SUPPLEMENTAL CASH FLOW INFORMATION



The following is supplemental cash flow information for the period ended:


                                                                  Thirteen Weeks Ended       Twenty Six Weeks Ended
                                                                ------------------------     ----------------------
                                                                   June 26,   June 27,    June 26,   June 27,
                                                                      1998       1999        1998       1999
                                                                    --------   ---------   --------   ---------

Cash paid (collected) during year for:
 Interest expense                                                    $ 110      $ 203       $ 376      $ 456
 Income taxes                                                            -         (3)          -         25
Non-cash investing and financing activities:
 Shareholder receivable from issuance of common stock                    -        180          60        180
 Accretion of redeemable preferred stock to redemption value            41         30         100        150
 Dividends accrued on redeemable preferred stock                       299        125         597        594
 Change in value of redeemable common stock                              -          -           -        (37)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At June 27, 1999 we owned and operated 25 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. We intend to open 15 new restaurants in fiscal 1999, of which eight have opened through July 1999 and the remaining seven are under construction.

We believe that the sales growth pattern of our new restaurants in the two years after they open differs from the typical sales growth pattern for new restaurants in other casual dining concepts. Our restaurants typically experience lower restaurant sales during the first few periods after opening, with gradually increasing restaurant sales during the remainder of the restaurant's first year of operation. In the second year of operation, our restaurants experience significant comparable restaurant sales growth. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 full calendar months. We believe we have this "discovery" growth pattern over the first two years of operations because we rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales. This new restaurant-opening trend has contributed to our high levels of comparable restaurant sales increases of 8.9% in fiscal 1997, 13.3% in fiscal 1998, and 13.6% over the first twenty-six weeks of fiscal 1999. After two years of operation, our restaurants typically experience lower comparable restaurant sales increases than experienced in prior periods. We expect this sales growth trend for new restaurants to generally continue in the future; however, we also anticipate that in some markets, particularly as we continue to develop additional restaurants in existing markets, this discovery growth pattern could compress. In addition, as we continue to grow, we expect that the impact of new restaurant openings on total comparable restaurant sales will decrease as our mature restaurant base continues to increase.

In the second quarter of fiscal 1999, we incurred special non-cash charges of $1.2 million. The charges in the second quarter primarily related to the $1.8 million of convertible subordinated debt that is convertible, at the option of the holders, into common stock at a conversion price equal to 60% of the initial public offering price. As a consequence of this right, we recognized a special non-cash charge of $954,000 in the second quarter of fiscal 1999. In addition, the $7.0 million term loan portion of our credit facility with U.S. Bank was repaid, as required, in connection with the initial public offering. This resulted in an extraordinary charge of $231,000 in the second quarter for the write-off of costs related to this loan. Our initial public offering was completed on April 20, 1999.

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

Results of Operations


Thirteen Weeks Ended June 27, 1999 Compared to Thirteen Weeks Ended June 26,
1998


Restaurant Sales. Restaurant sales increased by $7.2 million, or 83.9%, to $15.8 million in the second quarter of fiscal 1999 from $8.6 million in the second quarter of fiscal 1998. The total increase consisted of restaurant sales of approximately $6 million at twelve new restaurants opened within the last 12 months and $1.2 million in comparable restaurant sales increases. Comparable restaurant sales increased by 14.0% in the second quarter of fiscal 1999, primarily as a result of an increase in guest visits. We expect our comparable restaurant sales percentage increases to moderate to the mid-single digits in the third quarter of fiscal 1999.

Product. Product costs increased by $1.9 million to $4.4 million in the second quarter of fiscal 1999 from $2.4 million in the second quarter of fiscal 1998. Product costs as a percentage of restaurant sales decreased to 27.7% in the second quarter of fiscal 1999 from 28.4% in the second quarter of fiscal 1998. This reduction was a result of management's efforts to reduce product costs and improve margins, particularly at new restaurants. We also renegotiated our agreement with a national food distributor during the first quarter of fiscal 1999, which contributed to our reduced product costs. We expect product costs as a percentage of restaurant sales to remain near the current level for the third and fourth quarters of fiscal 1999.

Labor. Labor costs increased by $2.4 million to $5.1 million in the second quarter of fiscal 1999 from $2.8 million in the second quarter of fiscal 1998. Labor costs increased as a percentage of restaurant sales to 32.2% in the second quarter of fiscal 1999 from 31.9% in the second quarter of fiscal 1998. This increase resulted from an increase in sales generated from restaurants open less than one year. During the second quarter of fiscal 1998, $3.4 million of our sales were generated from restaurants that were open for less than one year. In the second quarter of fiscal 1999, approximately $6 million of our sales were generated from restaurants that were open for less than one year. Since our restaurants are generally less efficient in their first year, the labor costs are higher as a percentage of restaurant sales. We expect labor to increase slightly as a percentage of restaurant sales in the third quarter due to the five new restaurants projected to open in the quarter.

Direct and Occupancy. Direct and occupancy costs increased by $1.5 million to $3.3 million in the second quarter of fiscal 1999 from $1.8 million in the second quarter of fiscal 1998. Direct and occupancy costs decreased slightly as a percentage of restaurant sales to 20.9% in the second quarter of fiscal 1999 from 21.1% in the second quarter of fiscal 1998. This decrease was a result of the 14% increase in comparable restaurant sales, partially offset by the impact of the five new restaurants opened during the quarter. The increase in comparable restaurant sales leveraged the fixed components of our direct and occupancy costs. The increased number of new restaurants, which have lower annual volumes than mature restaurants, offset the gains against the fixed components of our direct and occupancy costs. We expect direct and occupancy costs to decrease slightly as a percentage of sales in the third and fourth quarters of fiscal 1999.

Depreciation and Amortization. Depreciation and amortization expenses increased by $292,000 to $661,000 in the second quarter of fiscal 1999 from $369,000 in the second quarter of fiscal 1998. This increase was the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative Expenses. General and administrative expenses decreased by $126,000 to $1,438,000 in the second quarter of fiscal 1999 from $1,564,000 in the second quarter of fiscal 1998. General and administrative expenses decreased as a percentage of restaurant sales to 9.1% in the second quarter of fiscal 1999 from 18.2% in the second quarter of fiscal 1998. This decrease in dollars was primarily the result of $350,000 in unusual legal expenses incurred during the second quarter of fiscal 1998 versus the second quarter of fiscal 1999. Excluding the impact of the unusual legal expenses, general and administrative costs would have been $1,214,000, or 14.1% of restaurant sales, for the second quarter of fiscal 1998. We expect that general and administrative expenses will continue to increase in dollar amount in the future, but continue to decrease as a percentage of restaurant sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Preopening Costs. Preopening costs increased by $893,000 to $1,231,000 in the second quarter of fiscal 1999 from $338,000 in the second quarter of fiscal 1998. Preopening costs increased as a percentage of restaurant sales to 7.8% in the second quarter of fiscal 1999 from 3.9% in the second quarter of fiscal 1998. The increase was primarily a result of opening five restaurants with an additional seven in development during the second quarter of fiscal 1999 compared to one restaurant opened and five in development during the second quarter of fiscal 1998.

Interest (Income) Expense. We generated $121,000 in interest income during the second quarter of fiscal 1999 compared to $231,000 in interest expense in the second quarter of fiscal 1998. The interest income generated was due to the investment of our initial public offering proceeds in April 1999 and the repayment of $9.0 million in term loans and lines of credit we had borrowed from our lender. We expect that interest income will be generated in the third and fourth quarters of 1999.

Provision / Benefit for Income Taxes. The benefit for income taxes for the second quarter of fiscal 1999 and provision for income taxes for the second quarter of fiscal 1998 represents certain minimum state taxes based on taxable factors other than earnings. We did not record a tax benefit in the second quarter of fiscal 1999 or 1998 for the losses generated in previous years as utilization of these losses in future periods was deemed uncertain. At December 27, 1998, we had a net operating loss carry-forward of $3.5 million. The net operating loss carry-forward begins to expire in fiscal 2003. The majority of the expected income tax benefit derived by applying the statutory income tax rate has been eliminated as a result of an increase in the deferred income tax asset valuation allowance. We expect to begin using the net operating loss carry-forward in future periods to offset taxable income.


Twenty Six Weeks Ended June 27, 1999 Compared to Twenty Six Weeks Ended June 26, 1998


Restaurant Sales. Restaurant sales increased by $14.3 million, or 91.4%, to $30.0 million in the first half of fiscal 1999 from $15.7 million in the first half of fiscal 1998. The increase was attributable to restaurant sales increases of $12.2 million at new restaurants opened within the last 15 months and $2.1 million in comparable restaurant sales increases over the first half of fiscal 1998. Comparable restaurant sales increased by 13.6% in the first half of fiscal 1999, primarily as a result of an increase in guest visits.

Product. Product costs increased by $3.8 million to $8.3 million in the first half of fiscal 1999 from $4.5 million in the first half of fiscal 1998. Product costs as a percentage of restaurant sales decreased to 27.7% in the first half of fiscal 1999 from 28.6% in the first half of fiscal 1998. This reduction was a result of management's efforts to reduce the cost of food products and improve margins, particularly at our new restaurants. We also renegotiated our agreement with a national food distributor during the first half of 1999, which contributed to our reduced product costs in the first half of fiscal 1999.

Labor. Labor costs increased by $4.6 million to $9.6 million in the first half of fiscal 1999 from $5.0 million in the first half of fiscal 1998. Labor costs increased slightly as a percentage of restaurant sales to 32.0% in the first half of fiscal 1999 from 31.8% in the first half of fiscal 1998. This increase resulted from an increase in sales generated from restaurants open less than one year. During the first half of fiscal 1998, approximately $7 million of our sales were generated from restaurants that were open for less than one year. In the first half of fiscal 1999, approximately $13 million of our sales were generated from restaurants that were open for less than one year. Since our restaurants are generally less efficient in their first year, the labor costs are higher as a percentage of restaurant sales.

Direct and Occupancy. Direct and occupancy costs increased by $2.8 million to $6.2 million in the first half of fiscal 1999 from $3.4 million in the first half of fiscal 1998. Direct and occupancy costs decreased as a percentage of restaurant sales to 20.6% in the first half of fiscal 1999 from 21.4% in the first half of fiscal 1998. This decrease was primarily the result of the 13.6% increase in comparable restaurant sales. The increase in comparable restaurant sales leveraged the fixed components of our direct and occupancy costs.

Depreciation and Amortization. Depreciation and amortization expenses increased by $654,000 to $1,333,000 in the first half of fiscal 1999 from $679,000 in the first half of fiscal 1998. This increase was the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative Expenses. General and administrative expenses increased by $329,000 to $2,861,000 in the first half of fiscal 1999 from $2,532,000 in the first half of fiscal 1998. General and administrative expenses decreased as a percentage of restaurant sales to 9.5% in the first half of fiscal 1999 from 16.2% in the first half of fiscal 1998.

Preopening Costs. Preopening costs increased by $886,000 to $1,621,000 in the first half of 1999 from $735,000 in the first half of 1998. Preopening costs increased as a percentage of restaurant sales to 5.4% in the first half of fiscal 1999 from 4.7% in the first half of fiscal 1998. The increase was a result of opening six restaurants with an additional seven in development during the first half of fiscal 1999 compared to three restaurants opened and five in development during the first half of fiscal 1998.

Interest (Income) Expense. Net interest expense decreased $313,000 to $92,000 in
the first half of 1999 from $405,000 in the first half of 1998.   The decrease
in interest expense is due to the repayment of $9.0 million in long-term debt and line of credit borrowings with the proceeds from the initial public offering that was completed in April 1999. Interest expense is net of investment income on the investment of the remaining initial public offering proceeds.

Provision / Benefit for Income Taxes. The provision for income taxes for the first half of fiscal 1998 represents certain minimum state taxes based on taxable factors other than earnings and a minor charge for federal taxes primarily related to deferred income taxes. We did not record a tax benefit in fiscal 1998 for the losses generated in previous years as utilization of these losses in future periods was deemed uncertain. For the first half of fiscal 1999, we recognized a small tax benefit due to the expectation that we will begin to utilize our net operating loss carry-forward. At December 27, 1998, we had a net operating loss carry-forward of $3.5 million. The net operating loss carry-forward begins to expire in fiscal 2003. The majority of the expected income tax benefit derived by applying the statutory income tax rate has been eliminated as a result of an increase in the deferred income tax asset valuation allowance.

Liquidity and Capital Resources


Since we were formed, we have incurred significant net losses, primarily due to restaurant development and the costs of hiring senior management to develop and implement our expansion strategy. We have generated income from our restaurant operations, but have incurred aggregate net losses of $10.0 million from inception through June 27, 1999. We have funded our capital requirements through sales of equity securities, debt financing, and sale-leaseback arrangements.
Net cash provided by operating activities was $1,124,000 for the first half of fiscal 1999 versus net cash used by operating activities of $1,398,000 for the first half of fiscal 1998.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $15.6 million for the first half of fiscal 1999 versus $6.0 million for the first half of 1998. We intend to open 15 restaurants in fiscal 1999, of which eight have opened through July 1999. Total capital expenditures are expected to be approximately $25 million in fiscal 1999. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to range from $175,000 to $210,000. To date, the majority of our restaurants are renovations of existing facilities ranging in size from 4,500 to 10,200 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. In 1999, we will build at least six restaurants based on our prototype designs. These designs are expected to require between $1.5 million and $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. We plan to refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing activities was $27.9 million for the first half of fiscal 1999 versus $3.2 million for the first half of fiscal 1998. Upon completion of our initial public offering in April 1999, we obtained $35.5 million in net proceeds. The funds obtained were used to repay our $7.0 million term loan and $2.0 million in line of credit borrowings. The remaining proceeds are expected to be used to fund operations, additional restaurants, and other corporate purposes. Financing activities in the first half of fiscal 1998 consisted of the obtainment of long-term debt.

We intend to renegotiate our line of credit during the third quarter of fiscal 1999. We believe that the lender will be willing to increase the amount of the line of credit on terms and conditions which are comparable or better to those contained in our existing line of credit, or that other financing will be available in an amount and on terms and conditions which are adequate to meet our currently planned working capital and liquidity needs. However, we cannot predict whether our existing lender will ultimately agree to any increase or whether any alternative financing will be available.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that cash flow from operations together with the net proceeds from our initial public offering and available borrowings will be sufficient to fund our capital requirements through at least the first quarter of the year 2000. To fund future operations, we will need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Inflation


The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Year 2000 Issue

The "year 2000 issue" is a term used to describe the inability of some computer hardware and software to operate properly as the date January 1, 2000 approaches, and beyond. Year 2000 issues can arise in unexpected areas. Traditional computer hardware and software and information technology ("IT") is not the only technology at risk. For example, things such as employee time clocks, cash registers, and food ordering systems, as well as many other technologies sometimes referred to as non-IT systems ("non-IT"), could be impacted. Unless stated to the contrary, for purposes of this year 2000 update, the term "system(s)" shall be interpreted as broadly as possible to include every IT and non-IT system, including computer, hardware, software, process, system, application or technology that has the potential of being adversely affected by the year 2000 issue.

The year 2000 issue is centered on whether systems will properly recognize date-sensitive information. Many systems are coded to accept only two digit date data. As the year 2000 nears, systems processing date information will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." The inability to recognize or properly treat dates may cause systems to be unable to process financial, operational, and other
information, or may generate inaccurate results.   Because of the peculiarities
of individual systems, the year 2000 issue may have an effect both before and after January 1, 2000. A system may be impacted on other dates including, for example, leap year day and others.

Significant negative changes in consumer buying patterns due to the year 2000 issue could materially adversely affect our business and financial results, whether related to the year 2000 issue or otherwise. Conversely, if consumers choose to dine away from home more frequently as a consequence of the year 2000 issue or otherwise, our business could be enhanced. It is presently impossible to assess how, and when, the public will respond to the year 2000 issue or the extent, if any, that consumer reactions will impact our business.

We have taken, and will continue to take, actions intended to minimize the impact of the year 2000 issue, although it is impossible to eliminate these risks entirely. Unfortunately, there is no single test that can be used to conclusively determine whether systems are immune to the year 2000 issue. Also complicating testing are new year 2000 risks that are still being identified. Another factor impeding year 2000 testing is the high degree of integration between various systems and the impracticality or impossibility of conducting full-scale live testing. Consequently, interrelated systems believed secure in a test environment could conceivably fail when operating together under realistic workloads.

Preexisting System Upgrades

Our corporate information systems have been largely upgraded or replaced in the ordinary course of business over the past two years. We upgraded the majority of our corporate office hardware following a fire in December 1998.

Over the past two years, an upgrade program has been undertaken to improve the processing speed and information available at both the corporate and restaurant location levels. This program entailed the replacement of the point-of-sale system, restaurant level computer system, central computer system and accounting software package. These upgrades have been conducted in the ordinary course of business and have not been included in the costs discussed below. However, the improvements had the incidental benefit of assisting with year 2000 readiness.

Year 2000 Review

Our review of the year 2000 issue involves inventory checks, readiness assessments, remediation testing, and contingency planning. We have completed our inventory checks and expect to complete the remainder of our review by October 1999.

During the course of remediation testing, we have manipulated and entered new data for both the restaurant level and corporate office systems. The remediation testing program will test many non-IT systems including restaurant point-of-sale systems, time clocks, credit card equipment, environmental controls, security systems, shipping, and telephone systems. Due to the number of identical systems, it is presently anticipated that at least three restaurants will be utilized in the user test in a simulated setting. Although we believe that the simulation will yield sufficient information to gauge year 2000 readiness, full load testing in a real environment (which is presently deemed impractical without materially disrupting or degrading current operations) could reveal unexpected problems.

Since unanticipated expenses may arise during our review, we are unable to project with accuracy the total expected costs to achieve year 2000 readiness. However, we do not allocate the value of time expended by corporate office personnel when considering year 2000 project costs, and no special account has been established to track year 2000 project costs. The costs of our year 2000 project are being funded with cash flows from our existing cash balances. We have incurred approximately $150,000 in year 2000 project costs and expect to incur an additional $50,000 in year 2000 project costs through the remainder of 1999.



Internal Year 2000 Risks

Risks of systems failure at the restaurant level include, but are not limited to, the following examples. The failure of automated environmental controls at one of our restaurants could result in inhospitable conditions requiring temporary closure. The failure of cash register systems or credit card processing terminals would force reversion to manual sales tracking methods that could slow both the throughput of guests, and in the instance of credit cards, the recognition of income. The failure of personal computers in a restaurant could prevent the daily polling of restaurant financial information by the corporate office to account for restaurant results, cash deposits, accounts payable, and payroll information. Since these computers are also used to order food from suppliers and analyze food and labor costs, restaurant management could be forced to revert to manual methods that are less effective or efficient and which could increase the cost of food and labor. Telecommunication failures could result in loss of sales due to customer inability to reach the restaurants, as well as make the communication of restaurant results impossible.


Risks of systems failure at the corporate level include, but are not limited to, the following examples. There may be temporary inability to conduct normal accounting and financial functions due to incomplete or inaccurate data. The absence of data normally utilized by management in the supervision of our restaurants could make such oversight difficult and less effective, increasing costs until the data is restored. Telecommunications risks would parallel those at the restaurant level. A coordinated computer, software and telecommunication system is used to sweep cash from local depositories into central accounts. The failure of any element of this system could cause interruptions in the availability of cash to meet our liabilities. Similar risks exist with respect to an integrated payroll system consolidating restaurant and corporate data and passing it on to a third party payroll administrator.

External Year 2000 Risks

We rely on vendors to supply the key items necessary to run our restaurants. Unfortunately, we have little control over many of these external parties and it is unlikely that we will be able to obtain adequate levels of assurance that they have prepared sufficiently to be ready for the year 2000 issue.

For a restaurant to be able to generate revenue, it must be open for business during its normal operating hours, staffed, lit, heated, and supplied with product and other supplies necessary to serve its guests. Examples of external factors that could prevent these things from occurring include the inability to open due to lack of power or utilities, lack of food and other supplies due to service interruptions involving suppliers or distributors, and the inability to access the restaurants due to malfunctioning security systems controlled by others or other facilities related impediments.

At a corporate level, third parties are relied upon for certain services, particularly in the payroll and information services departments. For example, a failure of the payroll vendor to supply payroll checks would interrupt the flow of compensation to employees that could jeopardize staffing throughout the organization. Our payroll processor has asserted that they are compliant.

Common external risks to both our corporate and restaurant operations include interruptions in utilities to our facilities, whether related to electrical, natural gas, water, sewer, waste removal, or telephone or data transmission services.

We have sent 446 surveys to vendors of IT services, food and material vendors, and utilities, among others, in an attempt to obtain certifications of their readiness with respect to the year 2000 issue. To date, 191 of the surveys, or 42.8%, have been returned. All of the vendors who responded to our inquiry stated that they are or plan to be compliant by the end of 1999, dependent upon the reliability of their third parties' year 2000 compliance statements. The utility and telecommunication firms have been conditional in their expressions of year 2000 readiness, typically linking their readiness to the preparedness of unrelated parties (for example, other contributors to the national power grid). Our primary food distributor, SYSCO, has asserted that it will be year 2000 compliant by the end of 1999.

While we will continue to seek vendor readiness certifications relative to the year 2000 issue, we expect that many companies will fail to provide such documentation, whether due to liability concerns or otherwise. Consequently, we are taking this factor into account, wherever possible, when formulating our contingency plans.

Magnitude of the Year 2000 Problem

Any individual risk listed above, if experienced on a broad enough scale and of lengthy duration, could have a material adverse effect on our results of operations, liquidity, and financial condition. We anticipate that the worst case year 2000 issue scenario would involve the closure for a material period of time of most or all our restaurants due to national utility interruptions, coupled with adverse changes in customer spending patterns. The most likely risk scenario may instead be more localized closures of individual restaurants, or groups of restaurants in a particular city, due to utility interruption or failure to receive necessary food and other supplies. We believe that as long as the restaurants can be kept open to the public in the manner they are accustomed, the failure of administrative and corporate office functions should have modest effects on revenue producing activities.

Contingency Plans

We are also developing contingency plans for the year 2000 issue. These plans are being developed for each of our departments and address both internal and external year 2000 risks. For example, the plan has procedures for manually recording and reporting sales transactions, it addresses supply shortages from key distributors, and delineates various other contingency items. It is anticipated that the contingency plans will be completed by October 1999.

Our risk assessment of the year 2000 issue is based on our current knowledge, and could in hindsight prove incomplete and possibly overstate or understate the actual risks. The ability to address the year 2000 issue in the manner and within the cost estimates described above could be adversely affected by negative findings arising during the course of testing systems and implementing solutions or contingency plans.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the second quarter ended June 27, 1999 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made.
When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Our comparable store sales percentage increases could moderate as a result of competition, general economic conditions, or changes in consumer preferences or discretionary consumer spending. Product costs could be adversely affected by increased distribution prices by SYSCO Corporation or a failure to perform by SYSCO, as well as adverse weather conditions, governmental regulation and general economic conditions. Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract sufficient employees. Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms as well as general economic conditions. General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions. Additional factors that could cause actual results to differ include: risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with our discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; complaints or litigation from guests; and risks associated with year 2000 issues. Certain of these risk factors are more fully discussed in our Quarterly Report on Form 10-Q for the period ended March 28, 1999. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities. We invest our cash and cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, overnight investments in commercial paper, and short term government and corporate bonds. We have invested the net proceeds from our public offering in similar investment grade and highly liquid investments.

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

Item 2.  Changes in Securities and Use of Proceeds

Since March 29, 1999, we have sold the following securities pursuant to exemption from registration under the Securities Act. All of the sales were made in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act for transactions not involving a public offering. All shares were issued directly by us, no underwriters were involved and no discount, commission or other transaction-related remuneration was paid.

1. On April 21, 1999, we issued 8,152 shares of our common stock for $81.52, or $.01 per share, to an outside investor upon exercise of a warrant previously issued to the investor.

2. On April 23, 1999, we issued 1,926 shares of our common stock for $19.26, or $.01 per share, to an outside investor upon exercise of a warrant previously issued to the investor.

3. On April 26, 1999, we issued 156,936 shares of our common stock for $1,130,000 or $7.20 per share, to outside investors upon conversion of certain subordinated debentures in aggregate principal amount of $1,130,000 held by the investors.

4. On May 5, 1999, we issued 1,926 shares of our common stock for $19.26, or $.01 per share, to an outside investor upon exercise of a warrant previously issued to the investor.

5. On May 18, 1999 we issued 71,843 shares of our common stock to U.S. Bancorp Piper Jaffray, Inc. and Michael Bochert upon conversion and surrender of 104,532 warrants previously issued to them.

6. On May 18, 1999 we issued 20,824 shares of our common stock to U.S. Bancorp Piper Jaffray, Inc. upon conversion and surrender of 33,333 warrants previously issued to it.

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.      Other Information
   None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                                         Description                                   Method of Filing
--------------------   ---------------------------------------------------------------------   ----------------------
                 3.1   Amended and Restated Articles of Incorporation of the Company (1)       Incorporated By
                                                                                               Reference
                 3.2   Amended and Restated Bylaws of the Company (2)                          Incorporated By
                                                                                               Reference
                 4.1   Specimen Common Stock Certificate (3)                                   Incorporated By
                                                                                               Reference
                 4.2   Securities Purchase Agreement dated as of October 13, 1998 between      Incorporated By
                       the Company and the Purchasers (4)                                      Reference
                 4.3   Non-Statutory Stock Option Agreement between the Company and 1204       Incorporated By
                       Harmon Partnership dated as of June 1, 1998 (5)                         Reference
                 4.4   Form of stock purchase warrant dated as of October 31, 1997 (6)         Incorporated By
                                                                                               Reference
                 4.5   Form of stock purchase warrant dated as of May 19, 1998 (7)             Incorporated By
                                                                                               Reference
                27.1   Financial Data Schedule for the quarter ended June 27, 1999             Electronic
                                                                                               transmission

     (1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (2) Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (3) Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (4) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (5) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (6) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (7) Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(b)  Valuation and Qualifying Accounts:


        None

(c)   Reports on Form 8-K

        No reports on Form 8-K were filed during the fiscal quarter ended June 27, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BUCA, Inc.
                                ----------

                                (Registrant)

Date:  August 6, 1999           By:  /s/ Joseph P. Micatrotto
                                     ------------------------
                                   Joseph P. Micatrotto,
                                   Chairman, President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)


Date:  August 6, 1999           By:  /s/ Greg A. Gadel
                                     -----------------
                                   Greg A. Gadel
                                   Chief Financial Officer

                                 Exhibit Index

Exhibit No.                                         Description                                   Method of Filing
--------------------   ---------------------------------------------------------------------   ----------------------
                 3.2   Restated Certificate of Incorporation of the Company (1)                Incorporated By
                                                                                               Reference
                 3.4   Restated Bylaws of the Company (2)                                      Incorporated By
                                                                                               Reference
                 4.1   Specimen Common Stock Certificate (3)                                   Incorporated By
                                                                                               Reference
                 4.2   Securities Purchase Agreement dated as of October 13, 1998 between      Incorporated By
                       the Company and the Purchasers (4)                                      Reference
                 4.3   Non-Statutory Stock Option Agreement between the Company and 1204       Incorporated By
                       Harmon Partnership dated as of June 1, 1998 (5)                         Reference
                 4.4   Form of stock purchase warrant dated as of October 31, 1997 (6)         Incorporated By
                                                                                               Reference
                 4.5   Form of stock purchase warrant dated as of May 19, 1998 (7)             Incorporated By
                                                                                               Reference
                27.1   Financial Data Schedule for the quarter ended June 27, 1999             Electronic
                                                                                               Transmission

     (1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (2) Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (3) Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (4) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (5) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (6) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
     (7) Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).