Form 10-Q
period 1999-09-26
BUCA INC /MN
filed 1999-11-10
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended September 26, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period from ____________ to ____________.

Commission file number 0-25721.

                                   BUCA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             Minnesota                                       41-180236
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

         1300 Nicollet Mall
       Minneapolis, Minnesota                                  55403
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value 10,788,550 shares as of October 28, 1999.

                                      INDEX

                           BUCA, INC. AND SUBSIDIARIES

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - December 27, 1998 and
        September 26, 1999                                                  3

        Consolidated Statements of Operations - Thirteen and
        Thirty-Nine Weeks Ended September 27, 1998 and September 26,
        1999                                                                4

        Consolidated Statements of Cash Flows - Thirteen and
        Thirty-Nine Weeks Ended September 27, 1998 and September 26,
        1999                                                                5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           7

Item 3. Quantitative and Qualitative Disclosures about Market Risk         14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities and Use of Proceeds                          15

Item 3. Defaults upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  16

Item 6. Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                 17

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements

                           BUCA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                             (Unaudited)
                                                                                            December 27,    September 26,
                                                                                                1998            1999
                                                                                           ---------------  --------------
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                    $ 6,576         $ 1,120
     Marketable securities                                                                                         10,308
     Accounts receivable                                                                            1,160           1,720
     Inventories                                                                                      935           1,860
     Prepaid expenses and other                                                                       585           1,767
                                                                                           ---------------  --------------
        Total current assets                                                                        9,256          16,775

PROPERTY AND EQUIPMENT, net                                                                        27,697          51,912
OTHER ASSETS                                                                                          607             890
                                                                                           ---------------  --------------
                                                                                                 $ 37,560        $ 69,577
                                                                                           ===============  ==============

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                             $ 2,638         $ 5,044
     Accrued expenses                                                                               3,257           4,024
     Current maturities of long-term debt                                                             205              84
                                                                                           ---------------  --------------
           Total current liabilities                                                                6,100           9,152

LONG-TERM DEBT, less current maturities                                                             7,661           1,989
DEFERRED RENT                                                                                         239             359
OTHER LIABILITIES                                                                                     127             122
REDEEMABLE STOCK:
     Undesignated stock, 617,147 shares authorized, none issued or outstanding
     Preferred stock, $.01 par value, cumulative, Series A convertible -
        2,396,800 shares authorized; 2,240,000 and 0 shares issued and outstanding                  9,665
     Preferred stock, $.01 par value, cumulative, Series B convertible -
        2,100,000 shares authorized; 1,922,222 and 0 shares issued and outstanding                  9,441
     Preferred stock, $.01 par value, cumulative, Series C convertible -
        3,679,053 shares authorized; 2,614,634 and 0 shares issued and outstanding                 13,154
     Common stock, $.01 par value; 601,929 shares issued and outstanding                            4,713
                                                                                           ---------------
                                                                                                   36,973
SHAREHOLDERS' (DEFICIT) EQUITY:
     Common stock, $.01 par value - 1,918,056 and 10,788,550 shares issued and
        outstanding, respectively                                                                      19             108
     Additional paid-in capital                                                                                    68,239
     Unrealized loss on marketable securities                                                                         (29)
     Accumulated deficit                                                                          (13,266)         (9,803)
                                                                                           ---------------  --------------
                                                                                                  (13,247)         58,515
     Notes receivable from shareholders                                                              (293)           (560)
                                                                                           ---------------  --------------
        Total shareholders' (deficit) equity                                                      (13,540)         57,955
                                                                                           ---------------  --------------
                                                                                                 $ 37,560        $ 69,577
                                                                                           ===============  ==============


                     See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                         -----------------------------------  ----------------------------------
                                                          September 27,      September 26,      September 27,     September 26,
                                                                1998              1999              1998              1999
                                                         ----------------  -----------------  ----------------  ----------------
RESTAURANT SALES                                                $ 10,675           $ 18,641          $ 26,350          $ 48,648
RESTAURANT COSTS
    Product                                                        2,964              5,162             7,440            13,468
    Labor                                                          3,485              6,065             8,477            15,677
    Direct and occupancy                                           2,155              3,811             5,511             9,989
    Depreciation and amortization                                    444                841             1,123             2,174
                                                         ----------------  -----------------  ----------------  ----------------
       Total restaurant costs                                      9,048             15,879            22,551            41,308
GENERAL AND ADMINISTRATIVE EXPENSES                                1,291              1,543             3,823             4,404
PREOPENING COSTS                                                     256              1,114               991             2,735
                                                         ----------------  -----------------  ----------------  ----------------
OPERATING INCOME (LOSS)                                               80                105            (1,015)              201
INTEREST INCOME                                                       (6)              (178)             (111)             (458)
INTEREST EXPENSE                                                     306                 50               816               422
SUBORDINATED DEBT CONVERSION COSTS                                     -                  -                 -               954
                                                         ----------------  -----------------  ----------------  ----------------
(LOSS) INCOME BEFORE INCOME TAXES AND EXTRAORDINARY                 (220)               233            (1,720)             (717)
(PROVISION) BENEFIT FOR INCOME TAXES                                  (4)                 1               (12)               10
                                                         ----------------  -----------------  ----------------  ----------------
(LOSS) INCOME BEFORE EXTRAORDINARY                                  (224)               234            (1,732)             (707)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                           -                  -                 -            (1,545)
                                                         ----------------  -----------------  ----------------  ----------------
NET (LOSS) INCOME                                                 $ (224)             $ 234          $ (1,732)         $ (2,252)
                                                         ================  =================  ================  ================
CUMULATIVE PREFERRED STOCK DIVIDENDS, ACCRETION
    OF PREFERRED STOCK TO REDEMPTION VALUE, AND CHANGE
    IN REDEEMABLE COMMON STOCK                                      (488)                 -            (1,514)             (708)
                                                         ----------------  -----------------  ----------------  ----------------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK                      $ (712)             $ 234          $ (3,246)         $ (2,960)
                                                         ================  =================  ================  ================

NET (LOSS) INCOME PER COMMON SHARE - BASIC                       $ (0.28)            $ 0.02           $ (1.29)          $ (0.41)
                                                         ================  =================  ================  ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC             2,517,357         10,694,138         2,509,726         7,212,339
                                                         ================  =================  ================  ================

NET (LOSS) INCOME PER COMMON SHARE - DILUTED                     $ (0.28)            $ 0.02           $ (1.29)          $ (0.41)
                                                         ================  =================  ================  ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED           2,517,357         11,376,219         2,509,726         7,212,339
                                                         ================  =================  ================  ================


                  See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                                   -----------------------------  -----------------------------
                                                                   September 27,   September 26,  September 27,   September 26,
                                                                       1998            1999           1998            1999
                                                                   -------------   -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                $ (224)         $ 234          $ (1,732)     $ (2,252)
     Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                   451            841             1,118         2,174
         Deferred income taxes                                                           26                              59
         Gain on sale of property and equipment                          (59)                             (52)
         Loss on early extinguishment of debt                                                                         2,498
         Amortization of debt discount                                    54                              162
         Change in assets and liabilities:
             Accounts receivable                                        (124)          (587)             (444)         (560)
             Inventories                                                 (92)          (426)             (229)         (925)
             Prepaid expenses and other                                   68            (66)             (332)       (1,182)
             Accounts payable                                           (427)        (1,716)             (125)        2,406
             Accrued expenses                                            286          3,597               (57)          767
             Other                                                       (13)            54               202           136
                                                                      ------        -------           -------       -------
                 Net cash (used in) provided by operating
                     activities                                          (80)         1,957            (1,489)        3,121

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available for sale marketable securities                                                           (33,223)
     Sale and maturity of available for sale marketable
         securites                                                                    7,450                          22,886
     Purchase of property and equipment                               (3,719)       (10,668)           (9,684)      (26,347)
     Proceeds from sale of property and equipment                      1,037                            2,263
     Increase in other assets                                            (58)          (324)             (204)         (605)
                                                                      ------        -------           -------       -------
                 Net cash used in investing activities                (2,740)        (3,542)           (7,625)      (37,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                                                                          2,000
     Payment on line of credit                                                                                       (2,000)
     Proceeds from issuance of long-term debt                                           774             3,500         8,104
     Principal payments on long-term debt                               (208)           (33)             (386)      (13,651)
     Loan and lease acquisition costs                                                                    (183)         (224)
     Collection on notes receivable from shareholders                     11             22                40            56
     Repurchase of common stock                                                                                         (31)
     Net proceeds from issuance of common stock                                                            20        34,458
                                                                      ------        -------           -------       -------
                 Net cash (used in) provided by financing
                     activities                                         (197)           763             2,991        28,712

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (3,017)          (822)           (6,123)       (5,456)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,993          1,942             6,099         6,576
                                                                      ------        -------           -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  (24)       $ 1,120           $   (24)      $ 1,120
                                                                      ======        =======           =======       =======


             See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Pennsylvania, Washington, and Wisconsin under the name of BUCA di BEPPO.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and thirty-nine weeks ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999.

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


2. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share assumes conversion of the convertible subordinated debentures and convertible preferred stock as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per share for all of 1998 and year to date for 1999 are the same as basic net loss per share due to the antidilutive effect of the assumed exercise of stock options, warrants, convertible subordinated debentures, and convertible preferred stock securities.

Diluted loss per share excludes the following due to their antidilutive effect:

                                             September 27, 1998                 September 26, 1999
                                       --------------------------------   --------------------------------
                                                            Weighted                           Weighted
                                                          Average Price                      Average Price
                                       Number of Shares     Per Share     Number of Shares     Per Share
                                       ----------------   -------------   ----------------   -------------
Stock warrants                              331,196           $ 2.46            14,757           $  .01
Stock options                               616,840             5.47         1,132,024             7.52
Convertible preferred stock               2,774,808             6.14
Convertible subordinated debentures         439,506             4.05           140,921             4.61
                                          ---------           ------         ---------           ------
                                          4,162,350           $ 5.53         1,287,702           $ 7.11
                                          =========           ======         =========           ======


3. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended:

                                                             Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                        -----------------------------   ------------------------------
                                                        September 27,   September 26,   September 27,    September 26,
                                                             1998            1999            1998              1999
                                                        -------------   -------------   -------------    -------------
Cash paid during year for:
    Interest expense                                         $ 254           $ 59          $ 576            $ 402
    Income taxes                                                --             25             --               50
Non-cash investing and financing activities:
    Shareholder receivable from issuance of common
    stock                                                       --            180             60              360
    Accretion of redeemable preferred stock to
    redemption value                                            27             --            127              150
    Dividends accrued on redeemable preferred stock            298             --            895              594
    Change in value of redeemable common stock                  --             --             --             (37)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At September 26, 1999 we owned and operated 30 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. We intend to open 15 new restaurants in fiscal 1999, of which 13 have opened through October 1999 and the remaining two are under construction. During fiscal 2000, we intend to open 15 restaurants, of which we expect five to open in the first quarter of 2000.

We believe that the sales growth pattern of our new restaurants in the two years after they open differs from the typical sales growth pattern for new restaurants in other casual dining concepts. Our restaurants typically experience lower restaurant sales during the first few periods after opening, with gradually increasing restaurant sales during the remainder of the restaurant's first year of operation. In the second year of operation, our restaurants experience significant comparable restaurant sales growth. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 full calendar months. We believe we have this "discovery" growth pattern over the first two years of operations because we rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales. This new restaurant-opening trend has contributed to our high levels of comparable restaurant sales increases of 8.9% in fiscal 1997, 13.3% in fiscal 1998, and 10.3% over the first thirty-nine weeks of fiscal 1999. After two years of operation, our restaurants typically experience lower comparable restaurant sales increases than experienced in prior periods. We expect this sales growth trend for new restaurants to generally continue in the future; however, we also anticipate that in some markets, particularly as we continue to develop additional restaurants in existing markets, this discovery growth pattern could compress. In addition, as we continue to grow, we expect that the impact of new restaurant openings on total comparable restaurant sales will decrease as our mature restaurant base continues to increase.

We intend to implement a price increase on December 27, 1999, the first day of our fiscal 2000. The price increase will impact selected menu items and certain specials. We anticipate that the net effect of this price change will be less than 2%. This price increase is expected to cause product cost, labor, and direct and occupancy costs to decrease as a percentage of sales in fiscal 2000. In addition, the number of our restaurants operating in states with tip credit is expected to continue to increase during fiscal 2000. In states with tip credit, we are able to reduce tipped employees' wages up to a maximum of 50% of minimum wage based upon reported tips. By the end of fiscal 2000, we expect that 60% of our restaurants will be operating in states with tip credit.

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

Results of Operations

Thirteen Weeks Ended September 26, 1999 Compared to Thirteen Weeks Ended September 27, 1998

Restaurant Sales. Restaurant sales increased by $7.9 million, or 74.6%, to $18.6 million in the third quarter of fiscal 1999 from $10.7 million in the third quarter of fiscal 1998. The total increase consisted of restaurant sales of approximately $7.3 million at fifteen new restaurants opened within the last 12 months and approximately $600,000 in comparable restaurant sales increases. Comparable restaurant sales increased by 5.6% in the third quarter of fiscal 1999, entirely due to an increase in guest visits. We expect our comparable restaurant sales percentage increases to remain in the mid-single digits in the fourth quarter of fiscal 1999.

Product. Product costs increased by $2.2 million to $5.2 million in the third quarter of fiscal 1999 from $3.0 million in the third quarter of fiscal 1998. Product costs as a percentage of restaurant sales decreased to 27.7% in the third quarter of fiscal 1999 from 27.8% in the third quarter of fiscal 1998. This reduction was a result of management's efforts to reduce product costs and improve margins, particularly at new restaurants. We expect product costs to increase slightly in the fourth quarter due to the impact of the new restaurant openings in 1999. During the fourth quarter of 1999, over 50% of our operating weeks will be generated by restaurants open less than one year.

Labor. Labor costs increased by $2.6 million to $6.1 million in the third quarter of fiscal 1999 from $3.5 million in the third quarter of fiscal 1998. Labor costs decreased as a percentage of restaurant sales to 32.5% in the third quarter of fiscal 1999 from 32.6% in the third quarter of fiscal 1998. This decrease resulted from management's efforts to reduce labor costs, particularly at new restaurants. We expect labor costs to decrease as a percentage of sales during the fourth quarter of 1999. Although the impact of the 15 new restaurants opened during 1999 will cause labor costs to increase as a percentage of sales, we expect this increase to be offset by the impact of the tip credit. Eleven of the 15 restaurants opened during 1999 will be in states with tip credit. At the end of 1998, 42% of our restaurants were in states with tip credit. At the end of 1999, 56% of our restaurants will be in states with tip credit.

Direct and Occupancy. Direct and occupancy costs increased by $1.6 million to $3.8 million in the third quarter of fiscal 1999 from $2.2 million in the third quarter of fiscal 1998. Direct and occupancy costs increased as a percentage of restaurant sales to 20.4% in the third quarter of fiscal 1999 from 20.2% in the third quarter of fiscal 1998. This increase was a result of the impact of the ten new restaurants opened during the last six months. Direct and occupancy costs are expected to decrease in the fourth quarter as a percentage of sales. The expected increase in direct and occupancy costs resulting from the 15 new restaurants opened during fiscal 1999 are anticipated to be more than offset by the increased sales during the fourth quarter. Seasonally, the fourth quarter is our highest volume sales quarter, with typical average unit volumes in mature restaurants up 4% over third quarter volumes. The impact of these higher sales volumes lowers direct and occupancy costs as a percentage of sales as the majority of direct and occupancy costs are fixed in nature.

Depreciation and Amortization. Depreciation and amortization expenses increased by $397,000 to $841,000 in the third quarter of fiscal 1999 from $444,000 in the third quarter of fiscal 1998. This increase was the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative Expenses. General and administrative expenses increased by $252,000 to $1,543,000 in the third quarter of fiscal 1999 from $1,291,000 in the third quarter of fiscal 1998. General and administrative expenses decreased as a percentage of restaurant sales to 8.3% in the third quarter of fiscal 1999 from 12.1% in the third quarter of fiscal 1998. We expect that general and administrative expenses will continue to increase in dollar amount in the future, but continue to decrease as a percentage of restaurant sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Preopening Costs. Preopening costs increased by $858,000 to $1,114,000 in the third quarter of fiscal 1999 from $256,000 in the third quarter of fiscal 1998. Preopening costs increased as a percentage of restaurant sales to 6.0% in the third quarter of fiscal 1999 from 2.4% in the third quarter of fiscal 1998. The increase was primarily a result of opening five restaurants with an additional nine in development during the third quarter of fiscal 1999 compared to one restaurant opened with five in development during the third quarter of fiscal 1998.

Interest (Income) Expense. We generated $128,000 in net interest income during the third quarter of fiscal 1999 compared to $300,000 in net interest expense in the third quarter of fiscal 1998. The interest income generated was due to the investment of our initial public offering proceeds in April 1999 and the repayment of $9.0 million in term loans and lines of credit we had borrowed from our lender.

Provision / Benefit for Income Taxes. The provision for income taxes for the third quarter of fiscal 1998 represents certain minimum state taxes based on taxable factors other than earnings and a minor charge for federal taxes primarily related to deferred income taxes. We did not record a tax benefit in the third quarter of fiscal 1998 for the losses generated in previous years as utilization of these losses in future periods was deemed uncertain. During the third quarter of 1999, we recognized a small tax benefit due to the expectation that we will begin to utilize our net operating loss carry-forward. At December 27, 1998, we had a net operating loss carry-forward of $3.5 million. The net operating loss carry-forward begins to expire in fiscal 2003. The majority of the expected income tax benefit derived by applying the statutory income tax rate has been eliminated as a result of an increase in the deferred income tax asset valuation allowance. We expect to continue to use the net operating loss carry-forward in future periods to offset taxable income.

Thirty-Nine Weeks Ended September 26, 1999 Compared to Thirty-Nine Weeks Ended September 27, 1998

Restaurant Sales. Restaurant sales increased by $22.2 million, or 84.6%, to $48.6 million in the first three quarters of fiscal 1999 from $26.4 million in the first three quarters of fiscal 1998. The increase was attributable to restaurant sales increases of $19.5 million at new restaurants opened within the last 15 months and $2.7 million in comparable restaurant sales increases over the first three quarters of fiscal 1998. Comparable restaurant sales increased by 10.3% in the first three quarters of fiscal 1999, primarily as a result of an increase in guest visits.

Product. Product costs increased by $6.1 million to $13.5 million in the first three quarters of fiscal 1999 from $7.4 million in the first three quarters of fiscal 1998. Product costs as a percentage of restaurant sales decreased to 27.7% in the first three quarters of fiscal 1999 from 28.2% in the first three quarters of fiscal 1998. This reduction was a result of management's efforts to reduce the cost of food products and improve margins, particularly at our new restaurants. We also renegotiated our agreement with a national food distributor during the first quarter of 1999, which contributed to our reduced product costs in the first three quarters of fiscal 1999.

Labor. Labor costs increased by $7.2 million to $15.7 million in the first three quarters of fiscal 1999 from $8.5 million in the first three quarters of fiscal 1998. Despite the pressure on labor costs resulting from the 15 new restaurants opened in the past 12 months, labor costs remained constant at 32.2% of sales for the first three quarters of 1999 and 1998. At September 26, 1999, 50% of our restaurants had been open for less than one year. At September 27, 1998, only 40% of our restaurants had been open for less than one year.

Direct and Occupancy. Direct and occupancy costs increased by $4.5 million to $10.0 million in the first three quarters of fiscal 1999 from $5.5 million in the first three quarters of fiscal 1998. Direct and occupancy costs decreased as a percentage of restaurant sales to 20.5% in the first three quarters of fiscal 1999 from 20.9% in the first three quarters of fiscal 1998. This decrease was primarily the result of the 10.3% increase in comparable restaurant sales. The increase in comparable restaurant sales leveraged the fixed components of our direct and occupancy costs.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.1 million to $2.2 million in the first three quarters of fiscal 1999 from $1.1 million in the first three quarters of fiscal 1998. This increase was the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative Expenses. General and administrative expenses increased by $581,000 to $4,404,000 in the first three quarters of fiscal 1999 from $3,823,000 in the first three quarters of fiscal 1998. General and administrative expenses decreased as a percentage of sales to 9.1% in the first three quarters of fiscal 1999 from 14.5% in the first three quarters of fiscal 1998.

Preopening Costs. Preopening costs increased by $1.7 million to $2.7 million in the first three quarters of fiscal 1999 from $1 million in the first three quarters of fiscal 1998. Preopening costs increased as a percentage of restaurant sales to 5.6% in the first three quarters of fiscal 1999 from 3.8% in the first three quarters of fiscal 1998. The increase was a result of opening eleven restaurants with an additional nine in development during fiscal 1999 compared to four restaurants opened with five in development during fiscal 1998.

Interest (Income) Expense. Net interest income was $36,000 for fiscal 1999 compared to $705,000 in net interest expense for fiscal 1998. The decrease in interest expense is due to the repayment of $9.0 million in long-term debt and line of credit borrowings with the proceeds from the initial public offering that was completed in April 1999. Interest expense is net of investment income on the investment of the remaining initial public offering proceeds.

Provision / Benefit for Income Taxes. The provision for income taxes for the first three quarters of fiscal 1998 represents certain minimum state taxes based on taxable factors other than earnings and a minor charge for federal taxes primarily related to deferred income taxes. We did not record a tax benefit in fiscal 1998 for the losses generated in previous years as utilization of these losses in future periods was deemed uncertain. During the first three quarters of fiscal 1999, we recognized a small tax benefit due to the expectation that we will begin to utilize our net operating loss carry-forward. At December 27, 1998, we had a net operating loss carry-forward of $3.5 million. The net operating loss carry-forward begins to expire in fiscal 2003. The majority of the expected income tax benefit derived by applying the statutory income tax rate has been eliminated as a result of an increase in the deferred income tax asset valuation allowance.

Liquidity and Capital Resources

Since we were formed, we have incurred significant net losses, primarily due to restaurant development and the costs of hiring senior management to develop and implement our expansion strategy. We have generated income from our restaurant operations, but have incurred aggregate net losses of $9.8 million from inception through September 26, 1999. We have funded our capital requirements through sales of equity securities, debt financing, and sale-leaseback arrangements. Net cash provided by operating activities was $3,121,000 for the first three quarters of fiscal 1999 versus net cash used by operating activities of $1,489,000 for the first three quarters of fiscal 1998. We expect to continue to provide cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $26.4 million for first three quarters of fiscal 1999 versus $9.7 million for the first three quarters of fiscal 1998. We intend to open 15 restaurants in fiscal 1999, of which 13 have opened through October 1999. Total capital expenditures are expected to be approximately $30 million in fiscal 1999. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to range from $175,000 to $210,000. To date, the majority of our restaurants are renovations of existing facilities ranging in size from 4,500 to 10,200 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. In 1999, we will build at least six restaurants based on our prototype designs, four of which have opened through October 1999. These designs are expected to require between $1.5 million and $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. In the future we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing activities was $28.7 million for first three quarters of 1999 versus $3.0 million for the first three quarters of 1998. Financing activities in the first three quarters of fiscal 1998 consisted of long-term debt borrowings. Upon completion of our initial public offering in April 1999, we obtained approximately $35.5 million in net proceeds. A portion of the proceeds was used to repay our $7.0 million term loan and $2.0 million in line of credit borrowings. The remaining proceeds are expected to be used to fund operations, additional restaurants, and other corporate purposes.

We have obtained a $15 million line of credit with US Bank, Bank of America, and BankBoston. Currently we may borrow $10 million on the line of credit, with an additional $5 million available in July 2000. The line of credit expires in September 2001. The borrowing rate on the line of credit is the lower of US Bank's reference rate or LIBOR plus 1.875% to 2.375% (8.0% to 8.5%), dependent upon our meeting certain financial covenants. We are required to pay 0.25% to 0.5% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We do not anticipate that the above covenants and restrictions will have a significant impact upon us.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that cash flow from operations together with the net proceeds from our initial public offering and available borrowings will be sufficient to fund our capital requirements through at least the year 2000. To fund future operations, we will need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Year 2000 Review

Our review of the year 2000 issue involves inventory checks, readiness assessments, remediation testing, and contingency planning. We have completed the majority of our review and believe that we will be year 2000 compliant barring any year 2000 risks not within our direct control as discussed below.

During the course of remediation testing, we have manipulated and entered new data for both the restaurant level and corporate office systems. The remediation testing program tested many non-IT systems including restaurant point-of-sale systems, time clocks, credit card equipment, environmental controls, security systems, shipping, and telephone systems. Due to the number of identical systems, three restaurants were utilized in the user test in a simulated setting. Although we believe that the simulation yielded sufficient information to gauge year 2000 readiness, full load testing in a real environment (which is presently deemed impractical without materially disrupting or degrading current operations) could reveal unexpected problems.

Since unanticipated expenses may arise during our review, we are unable to project with accuracy the total expected costs to achieve year 2000 readiness. However, we do not allocate the value of time expended by corporate office personnel when considering year 2000 project costs, and no special account has been established to track year 2000 project costs. The costs of our year 2000 project are being funded with cash flows from our existing cash balances. We have incurred approximately $175,000 in year 2000 project costs and expect to incur an additional $25,000 in year 2000 project costs through the remainder of 1999 and 2000.

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

We have sent 558 surveys to vendors of IT services, food and material vendors, and utilities, among others, in an attempt to obtain certifications of their readiness with respect to the year 2000 issue. To date, 233 of the surveys, or 41.8%, have been returned. All of the vendors who responded to our inquiry stated that they are or plan to be compliant by the end of 1999, dependent upon the reliability of their third parties' year 2000 compliance statements. The utility and telecommunication firms have been conditional in their expressions of year 2000 readiness, typically linking their readiness to the preparedness of unrelated parties (for example, other contributors to the national power grid). Our primary food distributor, SYSCO, has asserted that it will be year 2000 compliant by the end of 1999.

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

Contingency Plans

We have developed contingency plans for the year 2000 issue. These plans were being developed for each of our departments and address both internal and external year 2000 risks. For example, the plan has procedures for manually recording and reporting sales transactions, it addresses supply shortages from key distributors, and delineates various other contingency items.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the third quarter ended September 26, 1999 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel. Our comparable store sales percentage increases could moderate as a result of competition, general economic conditions, or changes in consumer preferences or discretionary consumer spending. The effect of a price increase on product, labor, and direct and occupancy costs may be adversely affected by increased products costs, changes in the labor market, or our ability to negotiate favorable lease terms, as well as general economic conditions. Product costs could be adversely affected by increased distribution prices by SYSCO Corporation or a failure to perform by SYSCO, as well as adverse weather conditions, governmental regulation and general economic conditions. Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract sufficient employees. Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms as well as general economic conditions. General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions. Additional factors that could cause actual results to differ include: risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; complaints or litigation from guests; and risks associated with year 2000 issues. Certain of these risk factors are more fully discussed in our Quarterly Report on Form 10-Q for the period ended March 28, 1999. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest from time to time at the lower of the lending bank's reference rate or LIBOR plus 1.875% to 2.375%. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. We currently do not have any borrowings on our revolving line of credit.

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

Item 2. Changes in Securities and Use of Proceeds

Since June 27, 1999, we have sold the following securities pursuant to exemption from registration under the Securities Act. All of the sales were made in reliance upon the exemptions from registration provided under Section 4(2) and Regulation D of the Securities Act for transactions not involving a public offering. All shares were issued directly by us, no underwriters were involved and no discount, commission or other transaction-related remuneration was paid.

1. On July 20, 1999, we issued 6,944 shares of common stock for $50,000, or $7.20 per share, to outside investors upon conversion of certain subordinated debentures in aggregate principal amount of $50,000 held by the investors.

2. On July 28, 1999, we issued 12,330 shares of common stock for $184.97, or $.01 per share, to outside investors upon exercise of warrants previously issued to the investors.

3. On August 4, 1999, we issued 7,706 shares of common stock for $77.06, or $.01 per share, to an outside investor upon exercise of warrants previously issued to the investor.

4. On August 9, 1999, we issued 385 shares of common stock for $3.85, or $.01 per share, to an outside investor upon exercise of warrants previously issued to the investor and 90,454 shares of common stock to outside investors upon conversion and surrender of 90,509 warrants previously issued to the investors.

5. On August 18, 1999, we issued 19,267 shares of common stock for $192.67, or $.01 per share, to an outside investor upon exercise of warrants previously issued to the investor and 23,160 shares of common stock to an outside investor upon conversion and surrender of 23,174 warrants previously issued to the investor.

6. On August 23, 1999, we issued 15,414 shares of common stock for $154.14, or $.01 per share, to an outside investor upon exercise of warrants previously issued to the investor.


Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                                  Description                                Method of Filing
--------------------------------------------------------------------------------------------------------------
         3.1      Amended and Restated Articles of Incorporation of the Company (1)     Incorporated By
                                                                                        Reference
         3.2      Amended and Restated Bylaws of the Company (2)                        Incorporated By
                                                                                        Reference
         4.1      Specimen Common Stock Certificate (3)                                 Incorporated By
                                                                                        Reference
         4.2      Securities Purchase Agreement dated as of October 13, 1998            Incorporated By
                  between the Company and the Purchasers (4)                            Reference
         4.3      Non-Statutory Stock Option Agreement between the Company and          Incorporated By
                  1204 Harmon Partnership dated as of June 1, 1998 (5)                  Reference
         4.4      Form of stock purchase warrant dated as of October 31, 1997 (6)       Incorporated By
                                                                                        Reference
        10.1      Credit Agreement dated as of September 27, 1999                       Electronic Transmission
        10.2      First Amendment to Credit Agreement dated as of October 21, 1999      Electronic Transmission
        27.1      Financial Data Schedule for the quarter ended September 26, 1999      Electronic Transmission


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

(b) Valuation and Qualifying Accounts:

          None

(c) Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended September 26, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BUCA, Inc.
                                        (Registrant)

Date: November 10, 1999                 By:  /s/  Joseph P. Micatrotto
                                             ---------------------------------
                                             Joseph P. Micatrotto,
                                             Chairman, President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


Date: November 10, 1999                 By:  /s/  Greg A. Gadel
                                             ---------------------------------
                                             Greg A. Gadel
                                             Chief Financial Officer

                                  Exhibit Index



Exhibit No.                         Description                                                  Method of Filing
-----------------------------------------------------------------------------------------------------------------
         3.2      Restated Certificate of Incorporation of the Company (1)                       Incorporated By
                                                                                                 Reference
         3.4      Restated Bylaws of the Company (2)                                             Incorporated By
                                                                                                 Reference
         4.1      Specimen Common Stock Certificate (3)                                          Incorporated By
                                                                                                 Reference
         4.2      Securities Purchase Agreement dated as of October 13, 1998 between             Incorporated By
                  the Company and the Purchasers (4)                                             Reference
         4.3      Non-Statutory Stock Option Agreement between the Company and 1204              Incorporated By
                  Harmon Partnership dated as of June 1, 1998 (5)                                Reference
         4.4      Form of stock purchase warrant dated as of October 31, 1997 (6)                Incorporated By
                                                                                                 Reference
        10.1      Credit Agreement dated as of September 27, 1999                                Electronic
                                                                                                 Transmission
        10.2      First Amendment to Credit Agreement dated as of October 21, 1999               Electronic
                                                                                                 Transmission
        27.1      Financial Data Schedule for the quarter ended June 27, 1999                    Electronic
                                                                                                 Transmission

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