Form 10-K
period 1999-12-26
BUCA INC /MN
filed 2000-03-24
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 26, 1999

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From _______________ to ________________.


                         Commission file number 0-25721


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


    1300 Nicollet Mall, Suite 5003
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

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.01 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 14, 2000 was $85,121,580, based on the closing sale price for BUCA's common stock on that date. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 14, 2000 the registrant had 10,873,667 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 28, 2000 are incorporated by reference in Part III.

                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 7-10 and "Cautionary Note Regarding Forward Looking Statements" on page 7 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1. Business

     Unless otherwise indicated, references to "2000" mean BUCA's fiscal year ending December 31, 2000, references to "1999" mean BUCA's fiscal year ended December 26, 1999, references to "1998" mean BUCA's fiscal year ending December 27, 1998, and references to "1997" mean BUCA's fiscal year ended December 28, 1997.

Overview

BUCA, Inc. owns and operates 39 full service, dinner-only restaurants under the name BUCA di BEPPO. Our restaurants offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

Our food is based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. Our oversized portions, served family-style on large platters, are designed to overwhelm guests with an abundance of high quality food. In family-style serving, each item is shared by the entire table, which encourages guests to interact and enjoy the meal together. We believe that the generous portions, combined with an average check per guest in fiscal 1999 of approximately $20.00, including beverages, offer our guests exceptional value.

BUCA di BEPPO restaurants irreverently exaggerate the cliches of post-War Italian/American restaurants found in Italian neighborhoods of large U.S. cities. We design each of our restaurants to be a fun, high-energy destination. Each BUCA di BEPPO restaurant in a market is unique, which reinforces our image as a collection of neighborhood restaurants. Restaurant interiors are covered with hundreds of vintage photos and icons of Italian heritage, and feature lively music from classic artists such as Frank Sinatra and Dean Martin. Restaurant exteriors feature flashing bare bulb signage, statuary and humorous neon signs.

Our Menu

We believe that the authenticity, quality and consistency of our food is the most important component of our long-term success. In contrast to the levity of our decor and ambiance, we take menu development and food preparation very seriously. Our menu is based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. We make regular trips to Southern Italy and Sicily to find new recipes for our menu that are then extensively tested and refined before introduction in our restaurants.

Some of our most popular menu items include the BUCA di BEPPO 1893 salad, chicken cacciatore, spaghetti with half-pound meat balls, eggplant parmigiana, ravioli al pomodoro, veal marsala, garlic mashed potatoes, pizza arrabiatta and tiramisu. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the immigrant Southern Italian kitchen. We also offer daily specials centered around a genre of Southern Italian cooking called "cucina di povera," which translates as "cuisine of the poor." We believe that our daily specials play a vital role in keeping the menu fresh and allow us to test prospective permanent menu items. In fiscal 1999, daily specials accounted for approximately 16% of restaurant sales.

To ensure that the food we are serving is of consistently high quality, we have developed extensive quality control practices. For example, every member of our kitchen staff must participate in a thorough training program. We also have strict specifications that ensure only high quality ingredients are used in our food. A kitchen manager at each restaurant is responsible for making a final check of each item to assure it meets our high quality standards before it leaves the kitchen.

Our menu pricing is consistent within a market, but may differ slightly from one market to the next. Menu entrees range in price from $9.95 to $19.95 and are designed to be shared by the entire party at the table. The average check per guest in fiscal 1999 was approximately $20.00, including beverages. In fiscal 1999, alcoholic beverages, primarily table wine, accounted for approximately 26% of total restaurant sales from restaurants with at least one full year of operating history. Alcoholic beverage sales as a percentage of total restaurant sales from restaurants open at least two years increased to 27.5% in fiscal 1999 from 27.2% in fiscal 1998.

Operations

Restaurant Management. Our ability to effectively manage restaurants over a diverse geographic area will continue to be critical to our overall success. We currently have six Divisional Vice Presidents of Operations who report directly to the Chief Operations Officer. Each Divisional Vice President is expected to effectively manage up to 15 restaurants. Our Divisional Vice Presidents supervise each Paisano within his or her territory with the goal of achieving an expected return on investment through the successful implementation and operation of the BUCA di BEPPO concept. We believe that our Divisional Vice Presidents can accomplish this broad supervisory task in large part because of the experience and high caliber of our Paisano Partners. In addition, because we are a dinner-only concept, the number of meal shifts that the Paisano Partner and, indirectly, the Divisional Vice President, must supervise are approximately one-half of most restaurants in the industry. The typical restaurant management team consists of the Paisano Partner, Kitchen Manager, Assistant General Manager and Assistant Kitchen Manager. Under the Paisano Partners program, this management team receives a percentage of incremental restaurant cash flow after their restaurant achieves certain minimum performance levels. Each member of our restaurant management team is cross-trained in all operational areas. As we grow our restaurants and expand geographically, we expect to add additional Divisional Vice Presidents.

Recruiting. We actively recruit and select individuals who share our passion of guest service. Testing and multiple interviews are used to aid in the selection of new employees at all levels. We have developed a competitive compensation plan for restaurant management that includes a base salary, competitive benefits package including a 401(k) plan, and participation in a management incentive plan that rewards the restaurant management team for achieving performance objectives. All of our employees are entitled to discounted meals at our restaurants; in addition, all restaurant employees are invited to the daily pre-shift meal held at each restaurant. We also enjoy the recruiting advantage of being a one-meal-period-only restaurant concept, which provides employees with a more regular schedule than they might have at other restaurant concepts. In addition, because they are working only a dinner shift, where tips are usually greater than other meals, servers realize better per hour compensation than most other multiple meal concepts. It is our policy to promote from within, but we recognize the need to supplement this policy with outside recruiting at this stage of our growth and as new markets are opened.

Training. We provide all new employees with intensive training to ensure they are provided with the tools to excel in their position. This training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new employee's progress at pre-determined stages within the training schedule. Each new member of the restaurant management team participates in a 12-week training program All management employees receive kitchen training. Beginning in the summer of 1999, all field management employees complete a minimum of one week of training at "Buca University." Buca University is a training program held in Minneapolis, Minnesota. This program combines hands-on training conducted in the four restaurants in the Minneapolis market with classroom instruction from each of the various home office departments. In addition to the formal training programs, we maintain detailed operating procedure manuals, standards, controls, food line management systems and a food culture book to complement the training received at all levels.

Operational Control Systems. All of our restaurants use personal computer systems integrated with management systems to monitor restaurant sales, product costs and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system, which includes a sophisticated theoretical food cost program and a labor scheduling and tracking program. Physical inventories of food and beverage items are taken on a weekly basis. Daily, weekly and monthly financial information is provided to management for analysis and comparison to our budget and to comparable restaurants. We closely monitor restaurant sales, cost of sales, labor and other restaurant trends on a daily, weekly and monthly basis. We believe that our current systems are adequate for our planned expansion strategy.

Hours of Restaurant Operation. BUCA di BEPPO restaurants are open seven days a week for dinner only, typically opening at 5:00 p.m. during the week and 4:00 p.m. on the weekends and closing at 10:00 p.m. on weekdays and 11:00 p.m. on weekends. Additionally, our restaurants serve dinner all day on Sunday beginning at noon.

Marketing

Our marketing strategy is to communicate the BUCA di BEPPO brand through many creative and non-traditional avenues. We focus our efforts on getting people in the local community, particularly civic, business and media leaders, to talk about the BUCA di BEPPO experience. During fiscal 1999, we spent an aggregate of 2.4% of restaurant sales on marketing efforts. We expect to continue investing approximately 2% to 3% of restaurant sales in marketing efforts in the future, primarily in connection with the opening of new restaurants.

In connection with new restaurant openings, we contract with local public relations firms to assist us in establishing and sustaining the BUCA di BEPPO brand. By organizing events like pre-opening parties and concierge dinners, these firms focus primarily on introducing BUCA di BEPPO restaurants to opinion leaders, such as civic and media personalities, and to hospitality industry leaders such as key hotel staff, meeting planners and convention and visitors bureau representatives.

We sustain restaurant awareness primarily through unpaid media exposure and word-of-mouth advertising, including grassroots neighborhood marketing efforts, primarily by the Paisano Partner. BUCA di BEPPO restaurants have achieved particular success by delivering a sample of menu items to drive-time radio personalities and morning television hosts, earning free media exposure, and often invitations for scheduled return engagements, while developing relationships with high-profile media personalities.

To reinforce our image as a collection of unique neighborhood restaurants, the Paisano Partner works diligently to establish a community presence. Through ongoing neighborhood marketing efforts, supported by our marketing department, the Paisano Partner establishes relationships with area businesses and residents, participates in high-profile events and festivals, and takes advantage of opportunities to introduce area residents and workers to the restaurant. Because of their credibility as local business owners and community members, Paisano Partners play an integral role in establishing BUCA di BEPPO in the neighborhood.

We engage to a limited extent in paid advertising, including billboards, radio spots, and newspaper and magazine ads. We also utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct mailings. Typical themes in these materials include: "Recorded Music in Every Room," "Cocktails in the Lounge and at Your Table" and "Vinyl Booths Mean No Static Cling For the Ladies." All marketing communications work to establish each of our restaurants as an irreverent, distinct, casual and welcoming neighborhood immigrant Southern Italian restaurant.

Purchasing

We endeavor to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. To this end, we continually research and evaluate various ingredients and products in an effort to maintain the highest quality and to be responsive to changing consumer tastes. Our centralized purchasing staff, under the direction of our Vice President of Purchasing, procures the products specified by our Food and Beverage Department, specifies the products to be used at our restaurants, designates the vendors and provides suppliers with detailed ingredient specifications. To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant's management determines the quantities of food and supplies required. To obtain the lowest possible prices for the required high quality and consistency, each restaurant orders items primarily from our national food distributor, SYSCO Corporation, on terms negotiated by our centralized purchasing staff. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

Employees

At December 26, 1999, we had 2,500 employees. 50 served in administrative or executive capacities, 155 served as restaurant management personnel, and the remainder were hourly restaurant personnel.

None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Intellectual Property

We have registered the servicemarks "BUCA," "BEPPO" and "BUCA di BEPPO" with the United States Patent and Trademark Office. We believe that our trademarks and other proprietary rights have significant value and are important to the marketing of our restaurant concept. We have in the past and expect to continue to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations with names similar to those we use may try to prevent us from using our marks in those locales.

Competition

The restaurant industry is intensely competitive. We compete on the basis of taste, quality, and price of food offered, guest service, location, ambiance and overall dining experience. We have many well established competitors, both nationally and locally owned Italian and non-Italian concepts, with substantially greater financial resources and a longer history of operations than we do. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites. Changes in consumer tastes, economic conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect our business as could the unavailability of experienced management and hourly employees.

Government Regulations

Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages. Our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

Each of our restaurants is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.

We are subject to "dram-shop" statutes in the states in which restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgement against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general. We are also subject to the Americans With Disability Act of 1990, which, among other things, may require certain renovations to its restaurants to meet federally mandated requirements. The cost of these renovations is not expected to materially affect us.

Risk Factors

              Cautionary Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the restaurant industry, and our beliefs and assumptions. We intend words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the following risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

We May Be Unable to Sustain Profitability

Since we were formed, we have incurred net losses of approximately $6.1 million through December 26, 1999, primarily due to new restaurant opening expenses and the costs of hiring senior management to develop and implement our expansion strategy. We intend to continue to expend significant financial and management resources on the development of additional restaurants. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. Failure to achieve these objectives may cause our stock price to decline and make it difficult to raise additional capital. See "Item 6. Selected Consolidated Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" for information on the history of our losses.

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

To continue to grow, we must open new BUCA di BEPPO restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. We expanded from 11 restaurants at the end of fiscal 1997 to 34 restaurants at the end of fiscal 1999. We expect to open an additional 17 restaurants during fiscal 2000, five of which are already open. Our ability to expand successfully will depend on a number of factors, some of which are beyond our control, including the:

    . identification and availability of suitable restaurant sites;

    . competition for restaurant sites;

    . negotiation of favorable leases;

    . timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

    . management of construction and development costs of new restaurants;

    . securing of required governmental approvals and permits;

    . recruitment of qualified operating personnel, particularly Paisano
          Partners and kitchen managers;

    . competition in new markets; and

    . general economic conditions.

In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets. Furthermore, a history of operating losses at a restaurant could result in a charge for impairment of assets. See note 1 to our audited consolidated financial statements for a discussion of the asset impairment criteria.

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

We May be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows. Moreover, if we issue additional equity securities, your holdings may be diluted.

We estimate that capital expenditures during fiscal 2000 will be approximately $27.0 million and that capital expenditures during future years will exceed this amount. In addition, we experienced negative cash flow from operations of approximately $1.5 million in fiscal 1997, while experiencing a positive cash flow from operations of approximately $338,000 in fiscal 1998 and approximately $8.6 million in fiscal 1999. Although we expect that available borrowings, combined with other resources, will be sufficient to fund our capital requirements through fiscal 2000, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

    . future actual cash flows from operations fail to meet our expectations;

    . costs and capital expenditures for new restaurant development exceed anticipated amounts;

    . we are unable to obtain sale-leaseback financing of certain restaurants;

    . landlord contributions, loans and other incentives are lower than expected;

    . we are required to reduce prices to respond to competitive pressures;
       or

    . we are able to secure a greater number of attractive development sites than currently anticipated.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of our historical and anticipated capital needs.

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

In the past, our preopening costs have varied significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter has had and is expected to continue to have a significant impact on quarterly preopening costs and labor and direct and occupancy costs. Due to these factors, results for a quarter may not indicate results to be expected for any other quarter or for a full fiscal year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our historical operating results.

Because of Our Small Restaurant Base, Our Operating Results Could Be Materially Adversely Affected By the Negative Performance of a Small Number of Restaurants

We currently operate 39 restaurants, 19 of which opened in the last 12 months. Due to our small restaurant base, poor operating results at any one or more restaurants could materially adversely affect our business, financial condition, operating results or cash flows. Our operating results achieved to date may not be indicative of our future operating results with a larger number of restaurants.

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

We May Be Unable to Compete With Larger, Better Established Competitors

The restaurant industry is highly competitive. Due to our limited financial resources and operating history, we may be unable to compete effectively with our larger, better established competitors, which have substantially greater financial resources and operating histories than we do. We will likely face direct competition with these competitors in each of the markets we enter. See "Item 1. Business--Competition" for a discussion of the competition we face.

We Could Face Potential Labor Shortages

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff, necessary to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants which could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

Our Operations Depend on Governmental Licenses and We May Face Liability Under Dram Shop Statutes

Our business depends on obtaining and maintaining required food service and liquor licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to "dram shop" statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See "Item 1. Business-- Government Regulation" for a discussion of the regulations we must comply with.

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

We Could Face Consolidated Tax Group Liability

Prior to our spin-off in late fiscal 1996, we were a member of the consolidated tax group of Parasole Restaurant Holdings, Inc. Under the Internal Revenue Code, as a former member of the consolidated tax group, we could be held liable for unpaid federal tax liabilities, if any, of the consolidated tax group through the end of 1996 in the event of nonpayment by Parasole.

Item 2. Properties

     We currently lease the land and building at all but nine of our restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at six and own the land and building at three. Current restaurant leases have expiration dates ranging from 2003 to 2018, with all of the leases providing for an option to renew for a minimum of one additional five-year term.

     We currently own and operate the following 39 restaurants, located in 24 markets:

Location                                        Date Opened   Square Feet Seats
--------                                       -------------- ----------- -----
Minneapolis, Minnesota........................ July 1993         4,465     172
St. Paul, Minnesota........................... May 1994          9,991     375
Eden Prairie (Minneapolis), Minnesota......... June 1995         8,025     230
Milwaukee, Wisconsin.......................... November 1995     9,210     293
Palo Alto, California......................... July 1996         5,192     197
Seattle, Washington........................... November 1996     8,213     328
Chicago, Illinois............................. May 1997          5,340     185
Wheeling (Chicago), Illinois.................. May 1997          6,426     225
San Francisco, California..................... August 1997       6,393     202
Lynnwood (Seattle), Washington................ November 1997     6,890     262
Pasadena, California.......................... December 1997     6,739     250
Indianapolis, Indiana......................... February 1998     7,678     326
Encino (Los Angeles), California.............. March 1998        6,080     248
Redondo Beach (Los Angeles), California....... June 1998         6,152     272
Lombard (Chicago), Illinois................... July 1998         8,278     328
Scottsdale, Arizona........................... October 1998      8,230     298
Burnsville (Minneapolis), Minnesota........... November 1998     7,340     312
Westlake (Cleveland), Ohio.................... November 1998     9,430     256
Lenexa (Kansas City), Kansas.................. December 1998     7,494     298
Louisville, Kentucky.......................... January 1999      8,315     244
Claremont (Los Angeles), California........... April 1999       10,174     330
Cheektowaga (Buffalo), New York............... May 1999          8,025     252
Columbus, Ohio................................ May 1999          8,357     252
Washington, D.C. ............................. May 1999          9,050     306
Livonia (Detroit), Michigan................... June 1999         7,713     246
Daytona Beach, Florida........................ July 1999         7,621     246
Des Moines, Iowa.............................. July 1999         7,655     246
Campbell (San Jose), California............... September 1999    7,909     266
Sacramento, California........................ September 1999    8,279     289
Castleton (Indianapolis), Indiana............. September 1999    7,880     272
Jenkintown (Philadelphia), Pennsylvania....... October 1999      8,145     256
Denver, Colorado.............................. October 1999     10,050     246
Brea (Los Angeles), California................ November 1999     7,594     248
Chandler (Phoenix), Arizona................... December 1999     7,500     257
Summerlin (Las Vegas), Nevada................. January 2000      7,875     254
Maitland (Orlando), Florida................... January 2000      7,934     249
Tampa, Florida................................ February 2000     8,610     282
Albany, New York.............................. February 2000    10,365     250
Ft. Lauderdale, Florida....................... March 2000        7,570     242

We expect that twelve additional restaurants will open during the remainder of fiscal 2000. Construction has commenced on eight of these sites, one each at Universal Studios in Los Angeles, California; Las Vegas, Nevada; Philadelphia, Pennsylvania; San Diego, California; Chicago, Illinois; Miami, Florida; Pittsburgh, Pennsylvania; and Dallas, Texas. In addition, we have 12 signed leases for future sites, including four sites we expect to open in fiscal 2000. We are currently negotiating additional leases for potential future locations.

Item 3. Legal Proceedings

     From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from "slip and fall" accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material effect on us.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item X. Executive Officers of the Registrant

         Our executive officers are as follows:

          Name                               Age         Position
          -------------------------------    -------     -----------------------------------------------------
          Joseph P. Micatrotto               48          President,  Chief Executive  Officer and Chairman of
                                                         the Board

          Greg A. Gadel                      40          Chief Financial Officer, Treasurer and Secretary

          Leonard A. Ghilani                 38          Chief Operations Officer


     None of the above executive officers is related to each other or to any of our other directors.

Joseph P. Micatrotto joined BUCA in 1996 as our President and Chief Executive Officer, and as a director and in July 1999 became Chairman of the Board. Mr. Micatrotto's twenty-six year career in restaurant management includes being CEO of Panda Management Company, Inc. where he led the company's expansion and president and CEO of Chi-Chi's Mexican Restaurant, Inc., where he was instrumental in its national growth. Mr. Micatrotto is active on various boards and industry groups. He currently serves on the board of directors of the National Restaurant Association and the American Beverage Institute.

Greg A. Gadel has been BUCA's Chief Financial Officer and Treasurer since 1997 and its Secretary since 1998. Prior to joining BUCA, Mr. Gadel was CFO for the 32-unit restaurant chain, Leeann Chin. In addition he previously was vice president and controller for the largest Chi-Chi's franchisee, Consul Corporation. He has also worked for Marriott, McDonald's and the Deloitte & Touche LLP accounting firm, and has over 16 years experience in the restaurant industry. Mr. Gadel is a member of the American Institute of Certified Public Accountants.

Leonard A. Ghilani joined BUCA in 1998 as a Divisional Vice President and was named Chief Operations Officer in 1999. He was previously with Einstein Noah Bagel Corporation where he spent two and a half years as Vice President of Operations. Prior to his employment with Einstein Noah Bagel Corporation, Mr. Ghilani worked for Chi-Chi's Mexican Restaurant, Inc., where he held several positions including Divisional Vice President, District Manager, General Manager and Kitchen Manager.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market System under the symbol "BUCA." As of March 15, 2000 there were approximately 170 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock since our initial public offering on April 20, 1999, as reported by the Nasdaq Stock Market.

1999                                                High              Low
-------------------------------------------------------------------------
Second Quarter                                  $ 20.125         $ 15.875
Third Quarter                                     18.625           10.250
Fourth Quarter                                    14.125            8.875

We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, our current credit facility prohibits us from paying any cash dividends without our lender's consent.

Since September 26, 1999, we have sold the following securities pursuant to exemption from registration under the Securities Act. All of the sales were made in reliance upon the exemptions from registration provided under Section 3(a)(9), and under Section 4(2) and Regulation D of the Securities Act for transactions not involving a public offering. All shares were issued directly by us, no underwriters were involved and no discount, commission or other transaction-related remuneration was paid:

     1. On October 23, 1999, we issued 6,944 shares of common stock for $50,000 or $7.20 per share, to an outside investor upon conversion of a subordinated debenture in aggregate principal amount of $50,000 held by the investor.

     2. On October 25, 1999, we issued 6,944 shares of common stock for $50,000 or $7.20 per share, to an outside investor upon conversion of a subordinated debenture in aggregate principal amount of $50,000 held by the investor.

Item 6. Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
           (in thousands, except share, per share and operating data)

The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 26, 1999 are derived from our audited consolidated financial statements. The consolidated financial statements and their notes for each of the three fiscal years ended December 26, 1999, and the report of independent public accountants on those years, are included elsewhere in this Annual Report on Form 10-K. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K. We changed our fiscal year-end from December 31 to the last Sunday in December, beginning with the fiscal year ended December 28, 1997.

                                         Fiscal Year Ended
                         -----------------------------------------------------
                         Dec. 31,   Dec. 31,   Dec. 28,   Dec. 27,   Dec. 26,
                           1995       1996       1997       1998       1999
                         ---------  ---------  ---------  ---------  ---------
Consolidated Statements
of
Operations Data:
Restaurant sales........ $   7,142  $  11,316  $  19,030  $  38,483  $  71,528
Restaurant costs:
 Product................     2,303      3,471      5,520     10,876     19,723
 Labor..................     2,258      3,723      6,478     12,342     23,069
 Direct and occupancy...     1,270      2,242      3,750      8,078     14,551
 Depreciation and
 amortization...........       173        381        781      1,617      3,169
                         ---------  ---------  ---------  ---------  ---------
   Total restaurant
   costs................     6,004      9,817     16,529     32,902     60,512
General and
 administrative
 expenses...............       656      1,988      3,760      5,579      5,924
Preopening costs........       183        430      1,140      1,895      3,600
                         ---------  ---------  ---------  ---------  ---------
Operating income
 (loss).................       299       (919)    (2,399)    (1,893)     1,492
Interest income.........        55         79        158        152        495
Interest expense........      (274)      (374)      (655)    (1,188)      (499)
Subordinated debt
 conversion costs.......       --         --         --         --        (954)
                         ---------  ---------  ---------  ---------  ---------
Income (loss) before
 income taxes,
 cumulative effect of
 change in accounting
 principle and
 extraordinary items....        80     (1,214)    (2,896)    (2,929)       534
Provision (benefit) for
 income taxes...........        43       (101)        72         17     (1,817)
                         ---------  ---------  ---------  ---------  ---------
Income (loss) before
 cumulative effect of
 change in accounting
 principle and
 extraordinary items....        37     (1,113)    (2,968)    (2,946)     2,351
Cumulative effect of
 change in accounting
 principle related to
 preopening costs.......       --         --        (351)       --         --
Extraordinary loss on
 extinguishment of
 debt...................       --         --         --         --        (927)
                         ---------  ---------  ---------  ---------  ---------
Net income (loss)....... $      37  $  (1,113) $  (3,319) $  (2,946) $   1,424
                         =========  =========  =========  =========  =========
Cumulative preferred
 stock dividends,
 accretion of preferred
 stock to redemption
 value, and change in
 redeemable common
 stock..................       --      (3,687)    (1,986)    (2,189)      (744)
                         ---------  ---------  ---------  ---------  ---------
Net income (loss)
 applicable to common
 stock.................. $      37  $  (4,800) $  (5,305) $  (5,135) $     680
                         =========  =========  =========  =========  =========
Net income (loss) per
 share--basic........... $     .02  $   (1.96) $   (2.13) $   (2.04) $     .08
                         =========  =========  =========  =========  =========
Net income (loss) per
 share--diluted......... $     .02  $   (1.96) $   (2.13) $   (2.04) $     .08
                         =========  =========  =========  =========  =========
Weighted average common
 shares outstanding--
 basic.................. 2,444,666  2,444,666  2,490,136  2,512,309  8,110,807
                         =========  =========  =========  =========  =========
Weighted average common
 shares outstanding--
 diluted................ 2,444,666  2,444,666  2,490,136  2,512,309  8,654,536
                         =========  =========  =========  =========  =========

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        December 28, December 27, December 26,
                                            1997         1998         1999
                                        ------------ ------------ ------------
Operating Data:
Comparable restaurant sales in-
 crease(/1/)...........................       8.9%        13.3%         9.6%
Average weekly restaurant sales........   $47,579      $52,727      $54,229
Restaurants open at end of period......        11           19           34

                                                  As of
                               -----------------------------------------------
                               Dec. 31, Dec. 31,  Dec. 28,  Dec. 27,  Dec. 26,
                                 1995     1996      1997      1998      1999
                               -------- --------  --------  --------  --------
Consolidated Balance Sheet
 Data:
Cash and cash equivalents.....  $  805  $ 5,750   $ 6,099   $  6,576  $ 1,726
Total assets..................   4,477   12,771    21,288     37,560   75,945
Total debt, including current
 portion......................   3,011    3,940     5,460      7,866    1,738
Shareholders' (deficit) equi-
 ty...........................    (148)  (4,942)   (9,284)   (13,540)  61,709

---------------
(/1/)The calculation of comparable restaurant sales increase includes restaurants open for 12 full calendar months, as adjusted to provide comparable 52-week fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and their notes appearing elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K, including the discussion below, contains statements of a forward-looking nature relating to future events or our future financial performance. You are cautioned that these statements are only predictions, involve risks and uncertainties, and that actual events or results may differ materially. In evaluating these statements, you should specifically consider the various risk factors identified in this Annual Report on Form 10-K, including the matters set forth under "Risk Factors," which would cause actual results to differ materially from those indicated by the forward-looking statements.

Overview

At December 26, 1999, we owned and operated 34 full-service, dinner-only restaurants that offer high-quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since late 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, and 15 in 1999. We intend to open 17 new restaurants in fiscal 2000, of which five have opened through March 2000 and the remaining twelve have leases signed, of which eight are under construction.

We believe that the sales growth pattern of our new restaurants in the two years after they open differs from the typical sales growth pattern for new restaurants in other casual dining concepts. Our restaurants typically experience lower restaurant sales during the first twelve months after opening, with significant comparable restaurant sales growth in the second year of operation. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 full calendar months. We believe that we have this "discovery" growth pattern over the first two years of operations because we rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales. This new restaurant-opening trend has contributed to our high levels of comparable restaurant sales increase of 8.9% in fiscal 1997, 13.3% in fiscal 1998 and 9.6% in fiscal 1999. After two years of operation, our restaurants typically experience lower comparable restaurant sales increases than those experienced in prior periods. We expect this sales growth trend for new restaurants to generally continue in the future; however, we also anticipate that in some markets, particularly as we continue to develop additional restaurants in existing markets, this discovery growth pattern could compress. In addition, as we continue to grow, we expect that the impact of new restaurant openings on total comparable restaurant sales will decrease as our mature restaurant base continues to increase.

We have expanded the use of daily specials and begun other measures to build sales in existing restaurants and reduce our product costs as a percentage of restaurant sales. Every day, every restaurant offers from two to four specials. These daily specials are selected from a list of approximately 75 recipes. These daily specials typically are priced higher than normal menu items and generate higher margins. We have increased sales of specials to approximately 16% of restaurant sales for fiscal 1999 from approximately 15% of restaurant sales for fiscal 1998. The increase in sales of specials along with price increases of approximately 2% in fiscal 1997 and 3% in fiscal 1998 have produced an increase in our average check from $17.50 in fiscal 1996 to $18.80 in fiscal 1997 and to $20.00 in fiscal 1998 and fiscal 1999.

We implemented a price increase on December 27, 1999, the first day of our 2000 fiscal year. The price increase impacted selected menu items and certain specials. We anticipate that the net effect of this price change will be less than 2%. This price increase is expected to cause product cost and labor cost to decrease as a percentage of sales in fiscal 2000 compared with fiscal 1999. In addition, the number of our restaurants operating in states with tip credit is expected to continue to increase during fiscal 2000. In states with tip credit, we are able to reduce tipped employees' wages up to a maximum of 50% of minimum wage based upon reported tips. By the end of fiscal 2000, we expect that 60% of our restaurants will be operating in states with tip credit.

Our restaurant sales are comprised almost entirely of the sales of food and beverages. For fiscal 1999, alcohol sales accounted for approximately 26% of total restaurant sales from our restaurants with at least one full year of operating history. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense includes the cost of interest expense on debt and interest income includes the interest income on invested assets.

Results of Operations

Our operating results for fiscal years 1997, 1998, and 1999 expressed as a percentage of restaurant sales were as follows:

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        December 28, December 27, December 26,
                                            1997         1998         1999
                                        ------------ ------------ ------------
Restaurant sales.......................    100.0%       100.0%       100.0%
Restaurant costs
  Product..............................     29.0         28.3         27.6
  Labor................................     34.0         32.1         32.3
  Direct and occupancy.................     19.7         21.0         20.3
  Depreciation and amortization........      4.1          4.2          4.4
                                           -----        -----        -----
    Total restaurant costs.............     86.8         85.5         84.6
General and administrative expenses....     19.8         14.5          8.3
Preopening costs.......................      6.0          4.9          5.0
                                           -----        -----        -----
Operating (loss) income................    (12.6)        (4.9)         2.1
Interest income........................     (0.8)        (0.4)        (0.7)
Interest expense.......................      3.4          3.1          0.7
                                           -----        -----        -----
(Loss) income before income taxes and
 other.................................    (15.2)%       (7.6)%        2.1%
                                           =====        =====        =====

Fiscal Year Ended December 26, 1999 Compared to Fiscal Year Ended December 27, 1998

Restaurant Sales. Restaurant sales increased by $33.0 million, or 85.9% to $71.5 million in fiscal 1999 from $38.5 million in fiscal 1998. The increase was attributable to restaurant sales of $16.5 million at new restaurants opened in fiscal 1999 and to increased sales at restaurants open prior to fiscal 1999. Comparable restaurant sales increased by 9.6% in fiscal 1999, primarily as a result of an increase in guest visits of approximately 7.7% and a price increase of approximately 3% in July 1998. The average check per guest remained constant in fiscal 1998 and 1999 at $20.00. We expect the average check to increase during fiscal 2000 due to the impact of the price increase implemented on December 27, 1999 and the addition to the regular menu of three of our more popular daily specials (Mozzarella Caprese, Prosciutto Rollato and Tortoni), which are priced higher than other menu items in their categories.

Product. Product costs increased by $8.8 million to $19.7 million in fiscal 1999 from $10.9 million in fiscal 1998. Product costs as a percentage of restaurant sales decreased to 27.6% in fiscal 1999 from 28.3% in fiscal 1998. This reduction was a result of management's efforts to reduce the cost of food products and improve margins, particularly at new restaurants. We expect product costs to decrease as a percentage of sales in fiscal 2000 compared with fiscal 1999 due to management's continued efforts to reduce the cost of food products and due to the price increase implemented on December 27, 1999.

Labor. Labor costs increased by $10.7 million to $23.1 million in fiscal 1999 from $12.4 million in fiscal 1998. Labor increased as a percentage of sales to 32.3% in fiscal 1999 from 32.1% in fiscal 1998. This increase resulted from the impact of the new restaurant openings. Labor costs at new restaurants are typically higher as a percentage of restaurant sales than labor costs at mature restaurants. During 1999, 27% of the sales weeks came from restaurants open less than six months, compared with only 24% in 1998. We expect labor costs to decrease as a percentage of sales in fiscal 2000 compared with fiscal 1999 due to management's continued efforts to reduce labor costs as a percentage of sales, the price increase implemented on December 27, 1999 and the increased percentage of our restaurants operating in states with tip credit.

Direct and Occupancy. Direct and occupancy costs increased by $6.5 million to $14.6 million in fiscal 1999 from $8.1 million in fiscal 1998. Direct and occupancy costs decreased as a percentage of sales to 20.3% in fiscal 1999 from 21.0% in fiscal 1998. This reduction in direct and occupancy costs is due mainly to the increase in comparable restaurant sales, which leverages the fixed component of direct and occupancy costs, principally fixed rent, real estate taxes and utilities. We expect direct and occupancy costs as a percentage of sales to remain fairly constant in fiscal 2000 compared with fiscal 1999 as the impact of the price increase will be offset by annual cost of living increases in minimum rent.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.6 million to $3.2 million in fiscal 1999 from $1.6 million in fiscal 1998. This increase was the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $356,000 to $5,924,000 in fiscal 1999 from $5,568,000 in fiscal 1998. General and administrative expenses decreased as a percentage of sales to 8.3% in fiscal 1999 from 14.5% in fiscal 1998. We expect that general and administrative expenses will continue to increase in dollars in the future, but continue to decrease as a percentage of sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Preopening Costs. Preopening costs increased by $1.7 million to $3.6 million in fiscal 1999 from $1.9 million in fiscal 1998. Preopening costs increased as a percentage of sales to 5.0% in fiscal 1999 from 4.9% in fiscal 1998. This increase was primarily a result of opening 15 restaurants in fiscal 1999 and five in the first quarter of fiscal 2000 compared with 13 restaurants in fiscal 1998, with only one restaurant opened in the first quarter of fiscal 1999. Since all preopening costs are expensed as incurred, a significant portion of a new restaurant's preopening costs are expensed in the three months prior to opening.

Interest (Income) Expense. Net interest expense decreased by $1,032,000 to $4,000 in fiscal 1999 from $1,036,000 in fiscal 1998. This reduction in net interest expense was due to the interest income that we earned on the investment of our initial public offering proceeds in April, 1999 and the repayment at that time of our $7.0 million term loan and $2.0 million line of credit borrowings.

Provision/Benefit for Income Taxes. The benefit for income taxes of $2,435,000 was recorded as a $1,817,000 benefit to income taxes and as a $618,000 reduction to the extraordinary loss on extinguishment of debt to record this item net of tax. We recorded the tax benefit for fiscal 1999 as the utilization of the tax loss carry-forwards from prior years was deemed more likely than not. These net operating loss carry-forwards begin to expire in fiscal 2003.

Fiscal Year Ended December 27, 1998 Compared to Fiscal Year Ended December 28, 1997

Restaurant Sales. Restaurant sales increased by $19.5 million, or 102.2% to $38.5 million in fiscal 1998 from $19.0 million in fiscal 1997. The increase was attributable to restaurant sales of $9.8 million at new restaurants opened in fiscal 1998 and to increased sales at restaurants open prior to fiscal 1998. Comparable restaurant sales increased by 13.3% in fiscal 1998, primarily as a result of an increase in guest visits of approximately 7%, a price increase of approximately 3% in July of 1998 and increased sales of daily specials. The price increase and sales of daily specials resulted in an increase in the average check per guest to $20.00 in fiscal 1998 from $18.80 in fiscal 1997.

Product. Product cost increased by $5.4 million to $10.9 million in fiscal 1998 from $5.5 million in fiscal 1997. Product cost as a percentage of sales decreased to 28.3% in fiscal 1998 from 29.0% in fiscal 1997. This reduction was a result of management's efforts to reduce the cost of food products and improve margins. We entered into an agreement with a national food distributor which reduced our food product costs beginning in the second quarter of fiscal 1997. We also sought to increase the percentage of daily specials that are sold at the restaurants.

Labor. Labor costs increased by $5.9 million to $12.4 million in fiscal 1998 from $6.5 million in fiscal 1997. Labor costs decreased as a percentage of sales to 32.1% in fiscal 1998 from 34.0% in fiscal 1997. This decrease resulted from a reduction in hourly labor to 18.3% of restaurant sales in fiscal 1998 from 19.0% in fiscal 1997. This decrease in hourly labor resulted from lower average wage cost due to the opening of new restaurants in states that allow tip credit toward minimum wage requirements. The decrease in labor as a percentage of sales from fiscal 1997 to fiscal 1998 also resulted from improved management of hourly staff levels, particularly during new restaurant openings.

Direct and Occupancy. Direct and occupancy costs increased by $4.3 million to $8.1 million in fiscal 1998 from $3.8 million in fiscal 1997. Direct and occupancy costs increased as a percentage of sales to 21.0% in fiscal 1998 from 19.7% in fiscal 1997. This increase was a result of the higher occupancy costs in our California restaurants opened in the last half of fiscal 1997 and during fiscal 1998.

Depreciation and Amortization. Depreciation and amortization expenses increased by $836,000 to $1,617,000 in fiscal 1998 from $781,000 in fiscal 1997. This increase was the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $1.8 million to $5.6 million in fiscal 1998 from $3.8 million in fiscal 1997. General and administrative expenses decreased as a percentage of sales to 14.5% in fiscal 1998 from 19.8% in fiscal 1997. This increase in dollars was primarily the result of the addition of management personnel in fiscal 1997 and fiscal 1998, resulting in $600,000 of additional compensation and benefits, $300,000 of additional travel expenses and an increase in legal fees of $600,000.

Preopening Costs. Preopening costs increased by $400,000 to $1.9 million in fiscal 1998 from $1.5 million in fiscal 1997, including the cumulative effect of the change in accounting principle related to preopening expenses, due to the greater number of restaurants that were opened or under development in fiscal 1998 compared to fiscal 1997.

Interest (Income) Expense. Net interest expense increased by $539,000 to $1,036,000 in fiscal 1998 from $497,000 in fiscal 1997 due to an increase in our long-term debt.

Provision for Income Taxes. The provision for income taxes for fiscal 1998 and fiscal 1997 represents certain minimum state taxes based upon taxable factors other than earnings and a minor charge for federal taxes primarily related to deferred income taxes. We did not record a tax benefit in fiscal 1998 or fiscal 1997 for the losses generated in previous years as utilization of these losses in future periods was not deemed more likely than not. The expected income tax benefit derived by applying the statutory income tax rate has been eliminated as a result of an increase in the deferred income tax asset valuation allowance.

Quarterly Results

Our quarterly operating results will fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions. In the past, we have experienced significant variability in preopening costs from quarter to quarter. These fluctuations are primarily a function of the timing of restaurant openings. We typically incur the most significant portion of preopening costs associated with a given restaurant in the three months prior to its opening. In addition, our experience to date has been that labor and direct and occupancy costs associated with a newly opened restaurant for the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter has had and is expected to continue to have a significant impact on quarterly preopening costs and labor and direct and occupancy costs.

Liquidity and Capital Resources

Prior to fiscal 1999, we had incurred significant net losses, primarily due to restaurant development and the costs of hiring senior management to develop and implement our expansion strategy. In the past, we generated income from our restaurant operations, but incurred aggregate net losses of $6.1 million through December 26, 1999. We have funded our capital requirements through sales of equity securities, debt financing and sale-leaseback arrangements. Net cash provided by operating activities was $8.6 million in fiscal 1999 versus $338,000 in fiscal 1998. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $39.1 million in fiscal 1999 compared with $17.9 million in fiscal 1998. We opened 15 restaurants in fiscal 1999 and eight restaurants in fiscal 1998. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to range from $175,000 to $210,000. To date, the majority of our restaurants have been renovations of existing facilities ranging in size from 4,500 to 10,400 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. In 1999, we built six restaurants based upon our prototype designs. These designs are expected to require between $1,500,000 and $2,000,000 in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants as our lease costs relate to the land only and not the building. We have in the past and we may in the future acquire the land for our restaurants. The cost of any land purchases is not included in the cash investment amounts above. In the future we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing activities was $28.2 million in fiscal 1999 compared with $15.8 million in fiscal 1998. Financing activities in fiscal 1998 and 1999 consisted primarily of sales of equity securities and debt financing. Upon completion of our initial public offering in April 1999, we obtained approximately $34.3 million in net proceeds. A portion of the proceeds was used to repay our $7.0 million term loan and $2.0 million in line of credit borrowings. The remaining proceeds were used to fund operations, additional restaurants and other corporate purposes.

We have a $15 million line of credit with US Bank, Bank of America and Fleet National Bank. As of March 15, 2000, we had $8.0 million in outstanding borrowings on our line. The line of credit expires in September 2001. The borrowing rate on the line of credit is the lower of US Bank's reference rate or LIBOR plus 1.875% to 2.375% (8.0% to 8.5%), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.5% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We are currently negotiating with our lenders to increase the amount of our line of credit to $20 million. We cannot predict whether our existing lenders will ultimately agree to an increase.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that cash flows from operations together with our available borrowings will be sufficient to fund our capital requirements through the year 2000. To fund future operations, we will need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Inflation

The primary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results. See "Item 1. Business--Government Regulation" for a discussion of the effects of changes in applicable minimum wage requirements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest from time to time at the lower of the lending bank's reference rate or LIBOR plus 1.875% to 2.375%. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. As of March 15, 2000, we had $8.0 million in borrowings outstanding on our revolving line of credit.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 3%, which is consistent with our average price increase of 2% in fiscal 2000, 3% in fiscal 1998 and 2% in fiscal 1997. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

See the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the annual meeting of shareholders to be held April 28, 2000. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."

Item 11. Executive Compensation

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the annual meeting of shareholders to be held April 28, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading "Stock Ownership of Directors, Officers and Principal Shareholders" in our Proxy Statement for the annual meeting of shareholders to be held April 28, 2000.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading "Certain Transactions" in our Proxy Statement for the annual meeting of shareholders to be held April 28, 2000.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements:

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 27, 1998 and
             December 26, 1999
          Consolidated Statements of Operations for the fiscal years ended
             December 28, 1997, December 27, 1998 and December 26, 1999
          Consolidated Statements of Shareholders' (Deficit) Equity for the
             fiscal years ended December 28, 1997, December 27, 1998 and
             December 26, 1999
          Consolidated Statements of Cash Flows for the fiscal years ended
             December 28, 1997, December 27, 1998 and December 26, 1999 Notes to Consolidated Financial Statements

     2. Financial Statement Schedules:

          None.

(b)  Exhibits:

     3.1     Amended and Restated Articles of Incorporation of the
             Registrant.(/1/)
     3.2     Amended and Restated By-Laws of the Registrant.(/2/)
     4.1     Specimen of Common Stock certificate.(/3/)
    10.1     1996 Stock Incentive Plan of BUCA, Inc. and Affiliated
             Companies.(/4/)
    10.2     Stock Option Plan for Non-Employee Directors.(/5/)
    10.3     BUCA, Inc. Employee Stock Ownership Plan.(/6/)
    10.4     BUCA, Inc. 401(k) Plan.(/7/)
    10.5 Letter Agreement dated April 1, 1997 between the Registrant and Greg A. Gadel.(/8/)
    10.6 Credit Agreement dated as of September 27, 1999 among the Registrant, as Borrower, and U.S. Bank National Association, Bank of America, N.A. and BankBoston, N.A., as Lenders.(/9/)
    10.7 First Amendment to Credit Agreement dated as of October 21, 1999 among the Registrant and the Lenders.(/10/)
    10.8 Second Amendment to Credit Agreement dated as of December 24, 1999 among the Registrant and the Lenders. (/11/)
    10.9 Third Amendment to Credit Agreement dated as of March 3, 2000 among the Registrant and the Lenders.(/12/)
    10.10 Form of Series A Convertible Subordinated Debenture due July 30, 2001 of the Registrant.(/13/)
    10.11    Form of Stock Purchase Warrant dated as of October 31, 1997.(/14/)
    10.12 Form of Stock Purchase Warrant for the purchase of common stock of the Registrant, dated May 19, 1998.(/15/)
    10.13 Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998.(/16/)
    10.14 Securities Purchase Agreement dated as of October 13, 1998 between the Registrant and the Purchasers.(/17/)
    10.15 Redemption Agreement between BUCA, Inc. and Parasole Restaurant Holdings, Inc. regarding the Parasole Employee Stock Ownership Plan.(/18/)
    10.16 Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto.(/19/)
    10.17    BUCA, Inc. Employee Stock Purchase Plan(/20/)
    21.1     Subsidiaries of the Registrant.(/21/)
    23.1     Consent of Deloitte & Touche LLP.

--------
(1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(2) Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(4) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(5) Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(6) Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(7) Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(8) Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(9) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(10) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(11) Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).
(12) Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).
(13) Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(14) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(15) Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(16) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(17) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(18) Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(19) Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(20) Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-78295).
(21) Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).

(c)  Reports on Form 8-K

     No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended December 26, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                                 BUCA, INC.

                                 By /s/ Joseph P. Micatrotto
                                    --------------------------------------------
                                 Joseph P. Micatrotto
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2000.

                                 /s/ Joseph P. Micatrotto
                                 -----------------------------------------------
                                 Joseph P. Micatrotto

                                 Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

                                 /s/ Greg A. Gadel
                                 -----------------------------------------------
                                 Greg A. Gadel,
                                 Chief Financial Officer, Secretary and
                                 Treasurer (Principal Financial Accounting
                                 Officer)

                                 /s/ Don W. Hays
                                 -----------------------------------------------
                                 Don W. Hays, Director

                                 /s/ Peter J. Mihajlov
                                 -----------------------------------------------
                                 Peter J. Mihajlov, Director

                                 /s/ Philip A. Roberts
                                 -----------------------------------------------
                                 Philip A. Roberts, Director

                                 /s/ John P. Whaley
                                 -----------------------------------------------
                                 John P. Whaley, Director

                                   /s/ David Yarnell
                                 -----------------------------------------------
                                 David Yarnell, Director

                                   /s/ Paul Zepf
                                 -----------------------------------------------
                                 Paul Zepf, Director

                                   BUCA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
     Independent Auditors' Report......................................... F-2
     Consolidated Balance Sheets as of December 27, 1998 and December 26,
      1999................................................................ F-3
     Consolidated Statements of Operations for the fiscal years ended
      December 28, 1997, December 27, 1998 and December 26, 1999.......... F-4
     Consolidated Statements of Shareholders' (Deficit) Equity for the
      fiscal years
      ended December 28, 1997, December 27, 1998 and December 26, 1999.... F-5
     Consolidated Statements of Cash Flows for the fiscal years ended
      December 28, 1997, December 27, 1998 and December 26, 1999.......... F-6
     Notes to Consolidated Financial Statements........................... F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BUCA, Inc. and Subsidiaries (the Company) as of December 27, 1998 and December 26, 1999, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the three fiscal years (each consisting of 52 weeks) in the period ended December 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BUCA, Inc. and Subsidiaries as of December 27, 1998 and December 26, 1999, and the results of their operations and their cash flows for each of the three fiscal years (each consisting of 52 weeks) in the period ended December 26, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for preopening costs.

Minneapolis, Minnesota
January 21, 2000
(March 3, 2000 as to Note 3)

                          BUCA, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                      December 27, December 26,
                                                          1998         1999
                                                      ------------ ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................   $  6,576     $ 1,726
  Accounts receivable................................      1,160       1,261
  Inventories........................................        935       2,293
  Deferred income taxes..............................                  1,259
  Prepaid expenses and other.........................        585       1,034
                                                        --------     -------
    Total current assets.............................      9,256       7,573
PROPERTY AND EQUIPMENT, net..........................     27,697      63,763
OTHER ASSETS.........................................        607       4,609
                                                        --------     -------
                                                        $ 37,560     $75,945
                                                        ========     =======
   LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................   $  2,637     $ 5,303
  Accrued expenses...................................      3,258       6,614
  Current maturities of long-term debt...............        205          50
                                                        --------     -------
    Total current liabilities........................      6,100      11,967
LONG-TERM DEBT, less current maturities..............      7,661       1,688
OTHER LIABILITIES....................................        366         581
REDEEMABLE STOCK:
  Preferred stock, $.01 par value, cumulative, Series
   A convertible--2,396,800 and 0 shares authorized;
   2,240,000 and 0 shares issued and outstanding.....      9,665
  Preferred stock, $.01 par value, cumulative, Series
   B convertible--2,100,000 and 0 shares authorized;
   1,922,222 and 0 shares issued and outstanding.....      9,441
  Preferred stock, $.01 par value, cumulative, Series
   C convertible--3,679,053 and 0 shares authorized;
   2,614,634 and 0 shares issued and outstanding.....     13,154
  Common stock, $.01 par value; 601,929 and 0 shares
   issued and outstanding............................      4,713
                                                        --------
                                                          36,973
SHAREHOLDERS' (DEFICIT) EQUITY:
  Undesignated stock, 617,147 shares authorized, none
   issued or outstanding
  Common stock, $.01 par value--20,000,000 shares
   authorized; 1,918,056 and 10,810,295 shares issued
   and outstanding, respectively.....................         19         108
  Additional paid-in capital.........................                 76,547
  Accumulated deficit................................    (13,266)    (14,413)
                                                        --------     -------
                                                        (13,247)      62,242
  Notes receivable from shareholders.................       (293)       (533)
                                                        --------     -------
    Total shareholders' (deficit) equity.............    (13,540)     61,709
                                                        --------     -------
                                                        $ 37,560     $75,945
                                                        ========     =======

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                 For the Fiscal Years Ended December 28, 1997,
                    December 27, 1998, and December 26, 1999
                (in thousands, except share and per share data)

                                               1997        1998        1999
                                            ----------  ----------  ----------
RESTAURANT SALES..........................  $   19,030  $   38,483  $   71,528
RESTAURANT COSTS
  Product.................................       5,520      10,876      19,723
  Labor...................................       6,478      12,342      23,069
  Direct and occupancy....................       3,750       8,078      14,551
  Depreciation and amortization...........         781       1,617       3,169
                                            ----------  ----------  ----------
   Total restaurant costs.................      16,529      32,913      60,512
GENERAL AND ADMINISTRATIVE EXPENSES.......       3,760       5,568       5,924
PREOPENING COSTS..........................       1,140       1,895       3,600
                                            ----------  ----------  ----------
OPERATING (LOSS) INCOME...................      (2,399)     (1,893)      1,492
INTEREST INCOME...........................         158         152         495
INTEREST EXPENSE..........................        (655)     (1,188)       (499)
SUBORDINATED DEBT CONVERSION COSTS........                                (954)
                                            ----------  ----------  ----------
(LOSS) INCOME BEFORE INCOME TAXES,
 EXTRAORDINARY ITEM, AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE........      (2,896)     (2,929)        534
(PROVISION) BENEFIT FOR INCOME TAXES......         (72)        (17)      1,817
                                            ----------  ----------  ----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.....................      (2,968)     (2,946)      2,351
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE RELATED TO PREOPENING COSTS....        (351)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
 DEBT, net of tax benefit of $618.........                                (927)
                                            ----------  ----------  ----------
NET (LOSS) INCOME.........................      (3,319)     (2,946)      1,424
CUMULATIVE PREFERRED STOCK DIVIDENDS,
 ACCRETION OF PREFERRED STOCK TO
 REDEMPTION VALUE, AND CHANGE IN
 REDEEMABLE COMMON STOCK..................      (1,986)     (2,189)       (744)
                                            ----------  ----------  ----------
NET (LOSS) INCOME APPLICABLE TO COMMON
 STOCK....................................  $   (5,305) $   (5,135) $      680
                                            ==========  ==========  ==========
NET (LOSS) INCOME PER COMMON SHARE--BASIC
 (NOTES 1 AND 6):
  (LOSS) INCOME BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE APPLICABLE TO
   COMMON STOCK...........................  $    (1.99) $    (2.04) $     0.20
                                            ==========  ==========  ==========
  NET (LOSS) INCOME APPLICABLE TO COMMON
   STOCK..................................  $    (2.13) $    (2.04) $     0.08
                                            ==========  ==========  ==========
  WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING............................   2,490,136   2,512,309   8,110,807
                                            ==========  ==========  ==========
NET (LOSS) INCOME PER COMMON SHARE--
 DILUTED (NOTES 1 AND 6):
  (LOSS) INCOME BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE APPLICABLE TO
   COMMON STOCK...........................  $    (1.99) $    (2.04) $     0.19
                                            ==========  ==========  ==========
  NET (LOSS) INCOME APPLICABLE TO COMMON
   STOCK..................................  $    (2.13) $    (2.04) $     0.08
                                            ==========  ==========  ==========
  WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING............................   2,490,136   2,512,309   8,654,536
                                            ==========  ==========  ==========

                 See notes to consolidated financial statements

                          BUCA, INC. AND SUBSIDIARIES

           Consolidated Statements of Shareholders' (Deficit) Equity
                     (in thousands, except for share data)

                                                                      Notes         Total
                           Common Stock     Additional              Receivable  Shareholders'
                         ------------------  Paid-in   Accumulated     from       (Deficit)
                           Shares    Amount  Capital     Deficit   Shareholders    Equity
                         ----------  ------ ---------- ----------- ------------ -------------
BALANCE AT DECEMBER 31,
 1996...................  1,842,738   $ 18              $ (4,960)                  $(4,942)
  Issuance of common
   stock options........                     $   350                                   350
  Issuance of common
   stock warrants.......                         544                                   544
  Issuance of common
   stock to
   shareholders.........     65,766      1       389                  $(275)           115
  Repurchase of common
   stock................     (9,258)             (50)                                  (50)
  Payment of notes
   receivable due from
   shareholders.........                                                  4              4
  Change in redeemable
   common stock.........                        (677)                                 (677)
  Preferred stock
   dividends............                        (556)       (229)                     (785)
  Accretion of preferred
   stock................                                    (524)                     (524)
  Net loss..............                                  (3,319)                   (3,319)
                         ----------   ----   -------    --------      -----        -------
BALANCE AT DECEMBER 28,
 1997...................  1,899,246     19       --       (9,032)      (271)        (9,284)
  Issuance of common
   stock warrants.......                         761                                   761
  Issuance of common
   stock to
   shareholders.........     28,882              200                   (160)            40
  Repurchase of common
   stock................    (10,072)             (60)                                  (60)
  Payment of notes
   receivable due from
   shareholders.........                                                138            138
  Change in redeemable
   common stock.........                        (650)                                 (650)
  Preferred stock
   dividends............                        (251)     (1,041)                   (1,292)
  Accretion of preferred
   stock................                                    (247)                     (247)
  Net loss..............                                  (2,946)                   (2,946)
                         ----------   ----   -------    --------      -----        -------
BALANCE AT DECEMBER 27,
 1998...................  1,918,056     19       --      (13,266)      (293)       (13,540)
  Exercise of common
   stock options........     24,665              147                                   147
  Issuance and exercise
   of common stock
   warrants.............    337,831      3     1,342      (1,345)                      --
  Issuance of common
   stock, net of
   issuance costs of
   $3,942...............  3,220,326     32    34,651                   (400)        34,283
  Conversion of
   preferred stock to
   common stock.........  4,505,239     45    32,959                                33,004
  Conversion of
   redeemable common
   stock to common
   stock................    597,162      6     4,670                                 4,676
  Conversion of
   convertible
   subordinated
   debentures...........    170,824      2     2,305                                 2,307
  Common stock issued in
   exchange for non-
   detachable rights....     40,195      1       481        (482)                      --
  Repurchase of common
   stock from
   shareholders.........     (7,977)             (48)                    40             (8)
  Common stock issued
   under employee stock
   purchase plan........      3,974               40                                    40
  Accretion of preferred
   stock................                                    (150)                     (150)
  Preferred stock
   dividends............                                    (594)                     (594)
  Payments of notes
   receivable due from
   shareholders.........                                                120            120
  Net income............                                   1,424                     1,424
                         ----------   ----   -------    --------      -----        -------
BALANCE AT DECEMBER 26,
 1999................... 10,810,295   $108   $76,547    $(14,413)     $(533)       $61,709
                         ==========   ====   =======    ========      =====        =======

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 For the Fiscal Years Ended December 28, 1997,
                    December 27, 1998, And December 26, 1999
                                 (in thousands)

                                                     1997      1998      1999
                                                    -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................  $(3,319) $ (2,946) $  1,424
  Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating
   activities:
    Depreciation and amortization.................      781     1,617     3,169
    Cumulative effect of change in accounting
     principle....................................      351
    Deferred income taxes.........................       34              (2,865)
    Loss (gain) on sale of property and
     equipment....................................      112       (52)
    Extraordinary loss on extinguishment of debt..                        1,545
    Subordinated debt conversion costs............                          954
    Amortization of debt discount.................                216
    Issuance of common stock and common stock
     options for services.........................      439
    Change in assets and liabilities:
      Accounts receivable.........................     (130)     (876)     (101)
      Inventories.................................     (247)     (390)   (1,358)
      Prepaid expenses and other..................     (370)     (128)     (449)
      Accounts payable............................      985     1,740     2,666
      Accrued expenses............................     (137)      884     3,356
      Other.......................................       51       273       215
                                                    -------  --------  --------
        Net cash (used in) provided by operating
         activities...............................   (1,450)      338     8,556
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale marketable
   securities.....................................                      (33,223)
  Sale and maturity of available-for-sale
   marketable securities..........................                       33,223
  Purchase of property and equipment..............   (7,896)  (17,864)  (39,130)
  Proceeds from sale of property and equipment....              2,263
  Increase in other assets........................     (176)      (48)   (2,459)
                                                    -------  --------  --------
        Net cash used in investing activities.....   (8,072)  (15,649)  (41,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowings.........                        3,000
  Payments on line of credit borrowings...........                       (3,000)
  Proceeds from issuance of long-term debt........    2,500     3,500     8,104
  Principal payments on long-term debt and note
   payable........................................     (889)     (599)  (13,995)
  Loan and lease acquisition costs................     (251)     (191)     (477)
  Collection on notes receivable from
   shareholders...................................        4        80       120
  Repurchase of common stock......................      (30)                 (8)
  Repurchase of redeemable common stock...........                          (31)
  Net proceeds from issuance of preferred stock...    8,537    12,958
  Net proceeds from issuance of common stock......                 40    34,470
                                                    -------  --------  --------
        Net cash provided by financing
         activities...............................    9,871    15,788    28,183
                                                    -------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........      349       477    (4,850)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..    5,750     6,099     6,576
                                                    -------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $ 6,099  $  6,576  $  1,726
                                                    =======  ========  ========

                See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
             Fiscal Years Ended December 28, 1997, Decmber 27, 1998
                             and December 26, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--BUCA, Inc. and Subsidiaries (BUCA or the Company) develops and operates family-style, immigrant Southern Italian restaurants located in Arizona, California, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Nevada, New York, Ohio, Pennsylvania, Washington, Wisconsin, and the District of Columbia.

The Company manages its operations by restaurant. All of the Company's restaurants operate under the same concept, are marketed to similar customers, and have comparable economic characteristics. The Company has aggregated its operating segments into one reportable segment.

The Company completed an initial public offering (the Offering) in April 1999, in which 3,185,375 new shares of common stock were issued at a price of $12 per share. Proceeds from the offering were $34,283,000, net of issuance costs totaling $3,942,000. From the proceeds, $9 million was used to repay certain indebtedness of the Company outstanding under its line of credit and term loan agreements. The remaining net proceeds were used for development of new restaurants and general corporate purposes.

Upon completion of the Offering, all outstanding shares of preferred stock were converted to shares of common stock. Additionally, the Company recorded a $954,000 charge to income related to the beneficial conversion feature of its subordinated convertible debt.

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

Cash Equivalents--The Company considers all unrestricted demand deposits and all unrestricted highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At December 27, 1998 and December 26, 1999, cash equivalents consisted primarily of money market funds.

Fair Value of Financial Instruments--At December 27, 1998 and December 26, 1999, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instrument. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation. Inventories consisted of the following as of December 27, 1998 and December 26, 1999 (in thousands):

                                                                     1998  1999
                                                                     ---- ------
      Food ......................................................... $249 $  479
      Beverage......................................................  272    548
      Supplies......................................................  414  1,266
                                                                     ---- ------
                                                                     $935 $2,293
                                                                     ==== ======

                          BUCA, INC. AND SUBSIDIARIES

Other Assets--Other assets consisted of the following as of December 27, 1998 and December 26, 1999 (in thousands):

                                                                    1998  1999
                                                                    ---- ------
      Deferred income taxes........................................      $1,606
      Escrow deposits.............................................. $131  1,568
      Loan and lease acquisition costs, net........................  365    285
      Trademarks, net..............................................         225
      Liquor license and other.....................................  111    925
                                                                    ---- ------
                                                                    $607 $4,609
                                                                    ==== ======

Liquor licenses, loan and lease acquisition costs are being amortized over the term of the related debt or lease (5 to 20 years). Trademarks are being amortized over 10 years. Accumulated amortization for other assets as of December 27, 1998 and December 26, 1999 was $206,000 and $97,000, respectively.

Accrued expenses--Accrued expenses consisted of the following as of December 27, 1998 and December 26, 1999 (in thousands):

                                                                   1998   1999
                                                                  ------ ------
      Accrued payroll and related benefits....................... $1,270 $2,263
      Accrued construction.......................................         1,280
      Gift certificate liability.................................    518    838
      Accrued sales taxes........................................    546    935
      Other accrued expenses.....................................    924  1,298
                                                                  ------ ------
                                                                  $3,258 $6,614
                                                                  ====== ======

Recoverability of Long-Lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgement is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Stock Compensation--The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the required pro forma effect on net (loss) income as required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, in Note 11.

Net (Loss) Income Per Share-- Net (loss) income per common share is computed in accordance with SFAS No. 128, Earnings Per Share. See Note 6 for a detailed computation.

Post-employment and Post-retirement Benefits--The Company does not provide post-employment health care or post-retirement benefits.

                          BUCA, INC. AND SUBSIDIARIES

Accounting Change--Effective January 1, 1997, the Company changed its method of accounting for restaurant preopening costs in accordance with Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. Costs incurred in connection with the opening of new restaurants are expensed as incurred.

Comprehensive Income--The Company does not have any items of other comprehensive income in any of the periods presented.

Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 until the Company's first quarter financial statements in fiscal 2001. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

Reclassification--Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.

2. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are charged to expense. The cost of property and equipment is depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the lease including extensions or their estimated useful lives. Estimated useful lives are as follows:

                                                                           Years
                                                                           -----
      Leasehold improvements.............................................. 5-20
      Furniture, fixtures, and equipment.................................. 5-10
      Building ...........................................................   30

Property and equipment consisted of the following as of December 27, 1998 and December 26, 1999 (in thousands)

                                                                1998     1999
                                                               -------  -------
      Leasehold improvements.................................. $19,214  $35,290
      Furniture, fixtures, and equipment......................  10,869   21,454
      Land....................................................     267    2,409
      Building................................................     114   10,441
                                                               -------  -------
                                                                30,464   69,594
      Less accumulated depreciation and amortization..........  (2,767)  (5,831)
                                                               -------  -------
                                                               $27,697  $63,763
                                                               =======  =======

In 1998, the Company sold the building and land associated with a restaurant in Illinois for approximately $1,200,000 and simultaneously entered into an operating lease for a term of 20 years. The assets were removed from the financial statements and a deferred gain included as other liabilities on the consolidated balance sheet of approximately $132,000 was recorded which is being amortized over the lease term.

3. CREDIT FACILITY

In September 1999, the Company entered into a $15 million line of credit agreement (the Agreement) with a group of financial institutions that extends through September 27, 2001. At December 26, 1999, $10 million

                          BUCA, INC. AND SUBSIDIARIES
was available with the remaining $5 million becoming available in March 2000 if certain financial conditions are met. The borrowing rate on the Agreement is the lesser of the lead financial institution's reference rate or LIBOR plus 1.875% to 2.375%, based upon certain financial ratios. The Company is required to pay 0.25% to 0.50% (dependent upon the Company meeting certain financial ratios) on all unused available funds. However, the fee for the $5 million in funds becoming available in March 2000 is 0.1875% until the funds become available. The Agreement precludes additional indebtedness, restricts dividend payments, and requires the Company to maintain certain financial ratios. If the required financial ratios are maintained and other conditions are met, as defined in the Agreement, additional financing could be obtained and dividend payments would be permitted from the proceeds of a public offering. The Company was in violation of certain covenants at December 26, 1999. The financial institutions waived these violations and amended the covenants effective March 3, 2000. Borrowings under the Agreement are collateralized by substantially all of the assets of the Company. As of December 26, 1999, there were no borrowings outstanding under the Agreement.

4. LONG-TERM DEBT

Long-term debt consisted of the following as of December 27, 1998 and December 26, 1999 (in thousands):

                                                                  1998    1999
                                                                 ------  ------
   Convertible subordinated debentures maturing July 2001 with interest payable quarterly at the prime rate plus 1%, not
    to exceed 12% per annum (8.75% and 9.5% at December 27,
    1998 and December 26, 1999, respectively); includes call
    premium accretion of $216,000 and $110,000, respectively...  $1,996  $  660
   Notes payable, with interest payable monthly at 13.5% and
    accretion of common stock warrant value of 4.4%. Net of
    discount of $1,089,000 at December 27, 1998, resulting from
    common stock warrants issued to lenders....................   4,911
   Note payable to bank........................................     296
   Note payable to bank........................................      29
   Note payable to bank........................................     269
   Note payable, guaranteed by U.S. Small Business
    Administration.............................................     365
   Note payable in monthly installments, including interest at
    12.0%, maturing September 2014, collateralized by leasehold
    improvements...............................................             495
   Note payable in monthly installments, including interest at
    11.0%, maturing June 2009, collateralized by leasehold
    improvements...............................................             583
                                                                 ------  ------
     Total.....................................................   7,866   1,738
   Less current maturities.....................................    (205)    (50)
                                                                 ------  ------
     Total current long-term maturities........................  $7,661  $1,688
                                                                 ======  ======

The Company's loan agreements, among other things, preclude additional indebtedness and dividend payments.

The holders of the convertible subordinated debentures are entitled, at their option for a one-year period commencing on the date of the Offering, to convert the entire principal amount held by such person into fully paid shares of common stock at a 40% discount to the initial public offering price. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded a $954,000 charge to income associated with the beneficial conversion feature at the effective date of the Offering. In the event the holder retains the debenture to maturity, the holder will be entitled to a premium payment equal to 20% of the original principal sum of the debenture, which was fully accreted in conjunction with the completion of the Offering. The debentures are fully subordinated to all obligations of BUCA to the bank.

                          BUCA, INC. AND SUBSIDIARIES

During 1999, $1,476,000 of convertible subordinated debentures was converted into 170,824 shares of common stock.

The future maturities of long-term debt are as follows (in thousands):

      2000............................................................... $   50
      2001...............................................................    716
      2002...............................................................     62
      2003...............................................................     70
      2004...............................................................     78
      Thereafter.........................................................    762
                                                                          ------
                                                                          $1,738
                                                                          ======

On February 5, 1999, the Company refinanced its existing term debt, excluding the convertible subordinated debentures and the note payable guaranteed by the U.S. Small Business Administration, with a $15 million credit arrangement. The credit arrangement included a $7 million term loan and an $8 million revolving line of credit. In conjunction with this refinancing, the Company recognized an extraordinary loss on extinguishment of debt of approximately $1.3 million in February 1999, which included deferred financing costs associated with the refinanced debt.

In accordance with the credit agreement, the term loan was repaid in conjunction with the Offering, along with borrowings under the revolving line of credit of $2 million. Deferred financing costs of approximately $230,000 were recognized as an extraordinary loss on extinguishment of debt in conjunction with the repayment in April 1999.

In September 1999, the Company replaced this line of credit agreement with a new $15 million credit facility discussed in Note 3.

5. INCOME TAXES

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 27, 1998 the Company had recorded a valuation allowance to reduce recorded deferred tax assets to zero because it was deemed more likely than not that the deferred tax asset would not be realized.

At December 26, 1999, for income tax return purposes, the Company has estimated net federal and state operating loss carryforwards of approximately $3,500,000 and $2,500,000, respectively. If not used, these carryforwards will begin to expire in 2003. The valuation allowance was reversed in 1999 because it was deemed more likely than not that all deferred tax assets will be realized.

The provision (benefit) for income taxes consisted of the following for the fiscal years ended December 28, 1997, December 27, 1998, and December 26, 1999 (in thousands):

                                                             1997 1998  1999
                                                             ---- ---- -------
      Current, primarily federal............................ $38  $17  $   430
      Deferred: federal.....................................  34        (2,505)
           state............................................              (360)
                                                             ---  ---  -------
      Provision (benefit) for income taxes.................. $72  $17  $(2,435)
                                                             ===  ===  =======

                          BUCA, INC. AND SUBSIDIARIES

The reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the fiscal years ended December 28, 1997, December 27, 1998, and December 26, 1999 is as follows (in thousands):

                                                    1997     1998     1999
                                                   -------  -------  -------
      Tax (benefit) expense computed at statutory
       rates...................................... $(1,162) $(1,025) $   187
      State taxes, net of federal effect..........    (129)    (114)      26
      Subordinated debt conversion costs..........                       380
      Tip credit--FICA............................                       136
      Other.......................................               12      199
      Change in valuation allowance...............   1,363    1,144   (2,745)
                                                   -------  -------  -------
                                                       $72      $17  $(1,817)
                                                   =======  =======  =======

The tax effect of significant temporary differences representing deferred tax assets is as follows as of December 27, 1998 and December 26, 1999 (in thousands):

                                                                1998    1999
                                                               ------  ------
      Current:
        Unearned revenue......................................         $  102
        Prepaid costs.........................................            (68)
        Net operating loss carryforwards and other tax
         credits..............................................          1,253
        Accrued liabilities................................... $  131      36
        Other.................................................            (64)
        Less valuation allowance..............................   (131)
                                                               ------  ------
                                                               $  --   $1,259
                                                               ======  ======
      Noncurrent:
        Preopening costs and property and equipment........... $1,101  $  730
        Call premium accretion................................     84
        Net operating loss carryforwards and other tax
         credits..............................................  1,380     756
        Unearned revenue......................................            109
        Other.................................................     49      11
        Less valuation allowance.............................. (2,614)
                                                               ------  ------
                                                               $  --   $1,606
                                                               ======  ======

                          BUCA, INC. AND SUBSIDIARIES

6. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

                                                1997        1998        1999
                                             ----------  ----------  ----------
   Numerator:
   (Loss) income before extraordinary item
    and cumulative effect of change in
    accounting principle applicable to
    common stock...........................  $   (2,968) $   (2,946) $    2,351
   Cumulative preferrred stock dividends,
    accretion of preferred stock to
    redemption value and change in
    redeemable common stock................      (1,986)     (2,189)       (744)
                                             ----------  ----------  ----------
                                                 (4,954)     (5,135)      1,607
   Cumulative effect of change in
    accounting principle...................        (351)
   Extraordinary loss on extinguishment of
    debt...................................                                (927)
                                             ----------  ----------  ----------
   Numerator for basic and diluted net
    (loss) income per common share--(loss)
    income allocated to common
    shareholders...........................  $   (5,305) $   (5,135) $      680
                                             ==========  ==========  ==========
   Denominator:
   Denominator for basic net (loss) income
    per common share--weighted average
    shares.................................   2,490,136   2,512,309   8,110,807
   Effect of dilutive securities:
     Stock warrants........................                             398,310
     Stock options.........................                             145,419
                                             ----------  ----------  ----------
   Denominator for diluted net (loss)
    income per common share--adjusted for
    weighted average shares and assumed
    conversions............................   2,490,136   2,512,309   8,654,536
                                             ==========  ==========  ==========
   Basic net (loss) income per share:
   (Loss) income before extraordinary item
    and cumulative effect of change in
    accounting principle per common share..  $    (1.99) $    (2.04) $     0.20
   Cumulative effect of change in
    accounting principle per common share..       (0.14)
   Extraordinary item per common share.....                               (0.12)
                                             ----------  ----------  ----------
   Net (loss) income per common share......  $    (2.13) $    (2.04) $     0.08
                                             ==========  ==========  ==========
   Diluted net (loss) income per common
    share:
   (Loss) income before extraordinary item
    and cumulative effect of change in
    accounting principle per common share..  $    (1.99) $    (2.04) $     0.19
   Cumulative effect of change in
    accounting principle per common share..       (0.14)
   Extraordinary item per common share.....                               (0.11)
                                             ----------  ----------  ----------
   Net (loss) income per share.............  $    (2.13) $    (2.04) $     0.08
                                             ==========  ==========  ==========

                          BUCA, INC. AND SUBSIDIARIES

Diluted (loss) income per common share excludes the following due to their antidilutive effect:

                                    1997               1998              1999
                             ------------------ ------------------ ----------------
                                       Weighted           Weighted         Weighted
                                       Average            Average          Average
                                        Price              Price   Number   Price
                             Number of   Per    Number of   Per      of      Per
                              Shares    Share    Shares    Share   Shares   Share
                             --------- -------- --------- -------- ------- --------
   Stock warrants..........    218,420  $3.73     331,196  $2.46
   Stock options...........    581,507   5.38     854,155   6.08    69,917  $11.24
   Convertible preferred
    stock..................  2,774,808   6.14   4,505,239   6.76     (/1/)   (/1/)
   Convertible subordinated
    debentures.............    565,079   3.15     439,506   4.05   137,313    7.20

--------
(/1/)Prior to the conversion of the convertible preferred stock into 4,505,239 shares of common stock in April 1999, the convertible preferred stock was antidilutive.

7. EMPLOYEE BENEFIT PLANS

The BUCA employee stock ownership plan (ESOP) was established for the benefit of eligible employees of BUCA. The BUCA ESOP was frozen upon its spin-off from its former parent company's ESOT, Parasole Restaurant Holdings, Inc. (Parasole). No contributions were made during 1997, 1998, or 1999. Prior to the Offering, these shares were classified as redeemable stock on the consolidated balance sheet. Upon completion of the Offering, these shares were reclassified to shareholders' equity. At December 27, 1998 and December 26, 1999, 504,702 and 497,670 shares were held in the Parasole ESOT, respectively, and 97,227 and 95,937 shares were held in the BUCA ESOP, respectively.

Company employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in the Company's 401(k) Plan. Under the provisions of the plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. The Company made no contributions during 1997, 1998 or 1999.

In fiscal 1999, the Company established an employee stock purchase plan that enables eligible employees to purchase the Company's common stock at 85% of its fair market value on either the first or last day of the purchasing month. Under the plan, 3,974 shares were issued at prices ranging from $9.83 to $14.66 in 1999.

8. COMMITMENTS AND CONTINGENCIES

Leases--The Company is obligated under various operating leases for restaurant and storage space and equipment. Generally, the base lease terms are between 5 and 20 years. Certain of the leases provide for additional rents based on a percentage of annual sales in excess of stipulated minimums. The leases also require the Company to pay its pro rata share of real estate taxes, operating expenses, and common area costs. In addition, the Company has received lease incentives in connection with certain leases. The Company is recognizing the benefits related to the lease incentives on a straight-line basis over the applicable lease term. The Company has recorded deferred rent related to their lease incentives of $239,000 and $204,000 as of December 27, 1998 and December 26, 1999, respectively.

Total rent expense, including real estate taxes, operating expenses, and percentage rent, was $1,754,000, $3,812,000 and $6,719,000 in 1997, 1998, and
1999 respectively.

                          BUCA, INC. AND SUBSIDIARIES

Approximate future minimum lease obligations, including units that are not yet open and excluding real estate taxes, operating expenses and percentage rents, at December 26, 1999, are as follows (in thousands):

      2000 ..............................................................  $5,725
      2001...............................................................   7,778
      2002...............................................................   8,099
      2003...............................................................   8,172
      2004...............................................................   8,441
      Thereafter.........................................................  49,685
                                                                          -------
        Total future minimum base rents.................................. $87,900
                                                                          =======

Litigation--The Company is subject to certain legal actions arising in the normal course of business, none of which are expected to have a material effect on the Company's results of operations, financial condition or cash flows.

9. RELATED-PARTY TRANSACTIONS

Management Agreement--The Company has entered into a management agreement with Parasole to provide for certain management and administrative services. Parasole may terminate the management agreement upon one year's written notice and the Company may terminate the management agreement upon 60 days' written notice. Management fees of approximately $332,500, $348,000 and $222,500 were charged to operations in 1997, 1998, and 1999, respectively.

Purchase of Inventory--The Company has entered into a vendor relationship with Parasole whereby the Company purchases bread products and a majority of the dessert products offered at the Company's Minneapolis-Saint Paul metropolitan area restaurants. The Company purchases the products at rates which management believes approximate market rates. The relationship can terminate at any time at the discretion of the Company; however, the Company expects this relationship to continue. The Company purchased bakery products in the amount of $180,000, $169,000 and $181,000 in 1997, 1998, and 1999, respectively.

Employment Agreement--The Company entered into an employment agreement with one of its officers which requires the payment of annual compensation and certain fringe benefits through 2003 and includes bonus provisions in the form of both a stock grant and stock options.

10. PREFERRED STOCK

Series A Preferred Stock Private Placement--During October 1996, the Company issued 2,240,000 shares of Series A preferred stock convertible into 1,493,331 shares of common stock. The stock accumulated dividends at a rate of $.2625 per share annually beginning October 24, 1996. The Company received net proceeds of $7,614,000 after the payment of $786,000 in related offering costs. The net proceeds were used to pay off certain indebtedness and to fund expansion and operating expenses.

Series B Preferred Stock Private Placement--During 1997, the Company issued a total of 1,922,222 shares of Series B preferred stock convertible into 1,281,477 shares of common stock. The stock accumulated dividends at a rate of $.315 per share annually beginning September 3, 1997. The Company received net proceeds of $8,537,000 after the payment of $113,000 in related offering costs. The net proceeds were used to fund expansion and operating expenses.

Series C Preferred Stock Private Placement--In October 1998, the Company sold 1,639,025 shares of Series C preferred stock convertible into 1,092,679 shares of common stock. In December 1998, the Company sold an

                          BUCA, INC. AND SUBSIDIARIES
additional 975,609 shares of Series C preferred stock convertible into 637,752 shares of common stock. The stock accumulated dividends at a rate of $.35875 per share annually beginning October 13, 1998. The Company received net proceeds of $12,958,000 after the payment of $442,000 in related offering expenses. The net proceeds were used to fund expansion, operating expenses, and pay off certain indebtedness.

Additionally, the purchasers of the Series C preferred stock received 2,614,634 limited non-detachable rights. The rights entitled the holder to receive up to approximately 610,000 (approximately 21,800 per quarter through October 2005) additional shares of common stock if, on or prior to October 12, 2001, the Company had not effected a qualified public offering or had a publicly traded security with an average closing price of $18 per share for a period of at least 120 consecutive trading days. In conjunction with the Offering, the Company agreed to issue 40,195 shares of common stock, which approximated the fair market value of the rights, in exchange for an agreement which resulted in the termination of such rights.

Upon completion of the Company's stock offering in April 1999, the outstanding shares of Series A, B and C preferred stock were converted into common stock. There is no outstanding preferred stock as of December 26, 1999.

11. SHAREHOLDERS' EQUITY

Stock Split--On February 17, 1999, the Company effected a two-for-three reverse stock split that has been retroactively reflected in the consolidated financial statements.

Warrants--The Company has issued warrants to placement agents and debt holders in connection with the issuance of debt and equity securities. The warrants are exercisable at various dates through September 2004. The fair market value of the warrants was recorded as additional paid-in capital. The excess of fair market value over exercise price is being amortized over the respective debt maturity term. A summary of the Company's common stock warrant activity is as follows:

                                                            Number of  Weighted
                                                             Common     Average
                                                              Stock      Price
                                                             Shares    Per Share
                                                            ---------  ---------
      Outstanding, December 31, 1996.......................  104,532     $5.63
      Warrants issued--Series B placement agents...........   33,333      6.75
      Warrants issued--debt holders........................   80,555      0.01
                                                            --------     -----
      Outstanding, December 28, 1997.......................  218,420      3.73
      Warrants issued--debt holders........................  112,776      0.01
                                                            --------     -----
      Outstanding and exercisable, December 27, 1998.......  331,196      2.46
      Warrants issued--Series B shareholders...............   66,661      0.01
      Warrants exercised................................... (337,833)     1.62
      Warrants surrendered.................................  (45,267)     5.93
                                                            --------     -----
      Outstanding and exercisable, December 26, 1999.......   14,757     $0.01
                                                            ========     =====

Stock Option Plans--During 1996, the Company adopted the 1996 Incentive Stock Option Plan (the 1996 Plan), pursuant to which options to acquire an aggregate of 433,333 shares of the Company's common stock may be granted. Under the 1996 Plan, the Board of Directors may grant options to purchase shares of the Company's stock to eligible employees for both incentive and nonstatutory stock options. Options granted under the 1996 Plan vest as determined by the Board of Directors and are exercisable for a term not to exceed ten years.

                          BUCA, INC. AND SUBSIDIARIES

During 1998, 1999, and February 2000, the Board of Directors approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan to 1,000,000, 1,500,000, and 1,800,000 shares, respectively.

During 1996, the Company adopted the 1996 Stock Option Plan for Nonemployee Directors (the Directors' Plan) pursuant to which options to acquire an aggregate of 26,666 shares of the Company's common stock may be granted to outside directors. Under the Directors' Plan, 1,333 options will automatically be granted to each outside director upon election to the Board of Directors, and thereafter 666 options will be granted annually for each year of continued service by the outside director. Options granted under the Directors' Plan vest over one year from date of grant and are exercisable for ten years. The Director's Plan was terminated in 1999.

A summary of the status of the Company's stock options are presented in the table and narrative below:

                                                                     Options
                                               Weighted             Available
                                               Average                 For
                                               Extended              Future
                                     Shares     Price   Price Range   Grant
                                    ---------  -------- ----------- ---------
      Outstanding, December 31,
       1996........................    13,331   $4.84   $1.13- 5.63  413,335
      Granted......................   700,353    4.61    1.13- 6.75
      Terminated...................  (132,177)   1.25    1.13- 5.63
                                    ---------
      Outstanding, December 28,
       1997........................   581,507    5.38    1.13- 6.75  111,826
      Granted......................   273,314    7.59    6.75- 7.68
      Terminated...................      (666)   7.68          7.68
                                    ---------
      Outstanding, December 27,
       1998........................   854,155    6.08    1.13- 7.68  172,511
      Granted......................   514,749   10.96    7.68-16.50
      Exercised....................   (24,665)   5.97    4.50- 7.68
      Terminated...................   (19,465)   7.31    5.63-11.00
                                    ---------
      Outstanding, December 26,
       1999........................ 1,324,774   $7.96   $1.13-16.50   54,929
                                    =========
      Exercisable, December 26,
       1999........................   385,805   $6.10   $1.13-11.25
                                    =========   =====   ===========

Information regarding options outstanding and exercisable at December 26, 1999 is as follows:

                      Options Outstanding             Options Exercisable
                      -------------------             -------------------
                                  Weighted
                                  Average    Weighted             Weighted
        Range of                 Remaining   Average              Average
        Exercise      Number    Contractual  Exercise   Number    Exercise
         Prices     Outstanding Life (Years)  Price   Exercisable  Price
        --------    ----------- ------------ -------- ----------- --------
      $ 1.13- 4.50      76,187      5.87      $ 1.33     76,186    $ 1.33
              5.63     313,662      7.48        5.63    130,910      5.63
              6.75     192,192      7.89        6.75     57,192      6.75
              7.68     235,317      8.79        7.68     66,851      7.68
        8.88-10.69     213,750      9.97       10.68
       10.75-16.50     293,666      9.35       11.22     54,666     11.25
                     ---------                          -------
      $ 1.13-16.50   1,324,774      8.86      $ 7.96    385,805    $ 6.10
      ============   =========      ====      ======    =======    ======

During 1998, the Company granted 16,000 stock options to a landlord at a price of $6.75 per share which were outside of the two stock option plans.

                          BUCA, INC. AND SUBSIDIARIES

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the Plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net (loss) income would have been increased (decreased) to the following pro forma amounts for 1997, 1998, and 1999 (in thousands, except for per share data):

                                                        1997     1998    1999
                                                       -------  -------  -----
      Net (loss) income applicable to common stock:
        As reported................................... $(5,305) $(5,135) $ 680
        Pro forma.....................................  (5,773)  (5,380)    83
      Net (loss) income per common share, basic:
        As reported................................... $ (2.13) $ (2.04) $0.08
        Pro forma.....................................   (2.32)   (2.14)  0.01
      Net (loss) income per common share, diluted:
        As reported................................... $ (2.13) $ (2.04) $0.08
        Pro forma.....................................   (2.32)   (2.14)  0.01

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

                                                    1997       1998      1999
                                                  ---------  ---------  -------
      Dividend yield.............................      None       None     None
      Expected volatility........................      None       None     53.6%
      Expected life of option....................   7 years    7 years  7 years
      Risk-free interest rate.................... 5.76-6.70% 4.63-5.68%    6.54%

Paisano Partners Program--On January 1, 1997, the Company implemented the Paisano Partners program for certain restaurant employees. This program requires restaurant general managers known as Paisano Partners to purchase approximately $20,000 of the Company's common stock and they also receive stock options. In addition, kitchen managers also receive stock options. The Company allows the Paisano Partners the option to finance the initial stock purchase over five years at an interest rate of 8%. At December 27, 1998 and December 26, 1999, the notes receivable balances related to this financing of $293,000 and $533,000, respectively, were included as contra-equity. At December 27, 1998 and December 26, 1999, 60,416 and 88,468 shares of common stock were issued under this program.

                          BUCA, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended:

                                                              1997 1998   1999
                                                              ---- ----- ------
      Cash paid during year for:
       Interest.............................................  $527 $ 714 $  554
       Income taxes.........................................     9    17     70
      Non-cash investing and financing activities:
       Property and equipment additions financed through
        capital lease obligation                               401
       Shareholder receivable from issuance of common
        stock...............................................   275   160    400
       Shareholder receivable reduction due to retirement of
        stock...............................................          58     40
       Escrow deposit transferred to property and
        equipment...........................................   551
       Accretion of redeemable preferred stock to redemption
        value...............................................   524   247    150
       Dividends accrued on redeemable preferred stock......   785 1,292    594
       Change in value of redeemable common stock...........   677   650
       Conversion of preferred stock to common stock........             33,004
       Conversion of redeemable common stock to common
        stock...............................................              4,676
       Conversion of convertible subordinated debentures to
        common stock........................................              2,307

                                  Exhibit Index

Exhibit No.                           Description
-----------                           -----------

     3.1     Amended and Restated Articles of Incorporation of the
             Registrant.(/1/)
     3.2     Amended and Restated By-Laws of the Registrant.(/2/)
     4.1     Specimen of Common Stock certificate.(/3/)
    10.1     1996 Stock Incentive Plan of BUCA, Inc. and Affiliated
             Companies.(/4/)
    10.2     Stock Option Plan for Non-Employee Directors.(/5/)
    10.3     BUCA, Inc. Employee Stock Ownership Plan.(/6/)
    10.4     BUCA, Inc. 401(k) Plan.(/7/)
    10.5 Letter Agreement dated April 1, 1997 between the Registrant and Greg A. Gadel.(/8/)
    10.6 Credit Agreement dated as of September 27, 1999 among the Registrant, as Borrower, and U.S. Bank National Association, Bank of America, N.A. and BankBoston, N.A., as Lenders.(/9/)
    10.7 First Amendment to Credit Agreement dated as of October 21, 1999 among the Registrant and the Lenders.(/10/)
    10.8 Second Amendment to Credit Agreement dated as of December 24, 1999 among the Registrant and the Lenders. (/11/)
    10.9 Third Amendment to Credit Agreement dated as of March 3, 2000 among the Registrant and the Lenders.(/12/)
    10.10 Form of Series A Convertible Subordinated Debenture due July 30, 2001 of the Registrant.(/13/)
    10.11    Form of Stock Purchase Warrant dated as of October 31, 1997.(/14/)
    10.12 Form of Stock Purchase Warrant for the purchase of common stock of the Registrant, dated May 19, 1998.(/15/)
    10.13 Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998.(/16/)
    10.14 Securities Purchase Agreement dated as of October 13, 1998 between the Registrant and the Purchasers.(/17/)
    10.15 Redemption Agreement between BUCA, Inc. and Parasole Restaurant Holdings, Inc. regarding the Parasole Employee Stock Ownership Plan.(/18/)
    10.16 Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto.(/19/)
    10.17    BUCA, Inc. Employee Stock Purchase Plan(/20/)
    21.1     Subsidiaries of the Registrant.(/21/)
    23.1     Consent of Deloitte & Touche LLP.

--------
(1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(2) Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(4) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(5) Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(6) Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(7) Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(8) Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(9) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(10) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(11) Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).
(12) Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).
(13) Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(14) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(15) Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(16) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(17) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(18) Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(19) Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(20) Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-78295).
(21) Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).