Form 10-Q
period 2000-03-26
BUCA INC /MN
filed 2000-05-10
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the Quarterly Period Ended March 26, 2000.

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
          For the Transition Period from ____________ to ____________.

                         Commission file number 0-25721.


                                   BUCA, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


              Minnesota                                  41-1802364
    -------------------------------                 --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                               1300 Nicollet Mall
                          Minneapolis, Minnesota 55403
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (612) 288-2382
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value 14,123,286 shares as of May 8, 2000.

                                      INDEX

                           BUCA, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets - December 26, 1999 and
         March 26, 2000                                                       3

         Consolidated Statements of Operations - Thirteen Weeks Ended
         March 28, 1999 and March 26, 2000                                    4

         Consolidated Statements of Cash Flows - Thirteen Weeks Ended
         March 28, 1999 and March 26, 2000                                    5

         Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item 3. Quantitative and Qualitative Disclosures about Market Risk           10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    10

Item 2. Changes in Securities and Use of Proceeds                            10

Item 3. Defaults upon Senior Securities                                      11

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 5. Other Information                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                   13

PART 1. - FINANCIAL INFORMATION
Item 1. Financial Statements

                           BUCA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                       (Unaudited)
                                                                                      December 26,      March 26,
                                                                                          1999             2000
                                                                                      ------------     -----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $  1,726         $    684
     Accounts receivable                                                                   1,261            1,603
     Inventories                                                                           2,293            2,530
     Deferred income taxes                                                                 1,259            1,259
     Prepaid expenses and other                                                            1,034              801
                                                                                        --------         --------
        Total current assets                                                               7,573            6,877

PROPERTY AND EQUIPMENT, net                                                               63,763           75,719
OTHER ASSETS                                                                               4,609            3,753
                                                                                        --------         --------
                                                                                        $ 75,945         $ 86,349
                                                                                        ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                   $  5,303         $  6,263
     Accrued expenses                                                                      6,614            4,476
     Line of credit borrowings                                                                              9,500
     Current maturities of long-term debt                                                     50               82
                                                                                        --------         --------
           Total current liabilities                                                      11,967           20,321

LONG-TERM DEBT, less current maturities                                                    1,688            2,384
OTHER LIABILITIES                                                                            581              618

SHAREHOLDERS' EQUITY:
     Undesignated stock, 5,000,000 authorized, none issued and outstanding
     Common stock, $.01 par value - 10,810,295 and 10,875,010 shares issued and
        outstanding, respectively                                                            108              109
     Additional paid-in capital                                                           76,547           77,082
     Accumulated deficit                                                                 (14,413)         (13,534)
                                                                                        --------         --------
                                                                                          62,242           63,657
     Notes receivable from shareholders                                                     (533)            (631)
                                                                                        --------         --------
        Total shareholders' equity                                                        61,709           63,026
                                                                                        --------         --------
                                                                                        $ 75,945         $ 86,349
                                                                                        ========         ========

                 See notes to consolidated financial statements.

                          BUCA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                                                Thirteen Weeks Ended
                                                                        -----------------------------------
                                                                        March 28, 1999       March 26, 2000
                                                                        --------------       --------------
Restaurant sales                                                         $    14,173          $    26,924
Restaurant costs
    Product                                                                    3,922                7,050
    Labor                                                                      4,511                8,587
    Direct and occupancy                                                       2,870                5,351
    Depreciation and amortization                                                672                1,338
                                                                         -----------          -----------
       Total restaurant costs                                                 11,975               22,326
General and administrative costs                                               1,423                1,817
Preopening costs                                                                 390                1,261
                                                                         -----------          -----------
Operating income                                                                 385                1,520
Interest income                                                                  (78)                 (17)
Interest expense                                                                 291                  187
                                                                         -----------          -----------
Income before income taxes and extraordinary item                                172                1,350
Benefit (provision) for income taxes                                               6                 (472)
                                                                         -----------          -----------
Income before extraordinary item                                                 178                  878
Extraordinary loss on extinguishment of debt                                  (1,313)                   -
                                                                         -----------          -----------
Net (loss) income                                                        $    (1,135)         $       878
                                                                         ===========          ===========
Cumulative preferred stock dividends, accretion of preferred stock to
    redemption value, and change in redeemable common stock                     (533)                   -
                                                                         -----------          -----------
Net (loss) income applicable to common stock                             $    (1,668)         $       878
                                                                         ===========          ===========

Net (loss) income per common share - Basic:
    Income before extraordinary item                                     $      0.07          $      0.08
                                                                         ===========          ===========
    Net (loss) income applicable to common stock                         $     (0.66)         $      0.08
                                                                         ===========          ===========
    Weighted average common shares outstanding                             2,521,007           10,842,585
                                                                         ===========          ===========

Net (loss) income per common share - Diluted:
    Income before extraordinary item                                     $      0.07          $      0.08
                                                                         ===========          ===========
    Net (loss) income applicable to common stock                         $     (0.66)         $      0.08
                                                                         ===========          ===========
    Weighted average common shares outstanding                             2,521,007           11,371,770
                                                                         ===========          ===========

                 See notes to consolidated financial statements

                           BUCA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                           Thirteen Weeks Ended
                                                                     --------------------------------
                                                                     March 28, 1999    March 26, 2000
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                  $ (1,135)         $    878
     Adjustments to reconcile net (loss) income to net cash (used in)
         provided by operating activities:
         Depreciation and amortization                                       654             1,338
         Deferred income taxes                                                33               425
         Extraordinary loss on extinguishment of debt                      1,313
         Accretion of call premium                                            13
         Change in assets and liabilities:
             Accounts receivable                                              43              (342)
             Inventories                                                     (36)             (237)
             Prepaid expenses and other                                     (700)              233
             Accounts payable                                               (381)              960
             Accrued expenses                                                (94)           (2,138)
             Other                                                            77                37
                                                                        --------          --------
                 Net cash (used in) provided by operating activities        (213)            1,154

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (5,800)          (13,250)
     (Increase) decrease in other assets                                    (138)              497
                                                                        --------          --------
                 Net cash used in investing activities                    (5,938)          (12,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                                                 9,500
     Proceeds from issuance of long-term debt                              7,330               800
     Principal payments on long-term debt and note payable                (6,606)              (13)
     Loan acquisition costs                                                 (201)
     Collection on notes receivable from shareholders                         52                23
     Repurchase of common stock                                              (31)
     Common stock issuance costs                                            (537)
     Net proceeds from issuance of common stock                                                247
                                                                        --------          --------
                 Net cash provided by financing activities                     7            10,557
                                                                        --------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (6,144)           (1,042)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           6,576             1,726
                                                                        --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    432          $    684
                                                                        ========          ========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Nevada, New York, Ohio, Pennsylvania, Washington, and Wisconsin under the name of BUCA di BEPPO.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen weeks ended March 26, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 26, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

For further information, refer to the financial statements and notes for the fiscal year ended December 26, 1999 included in our Annual Report on Form 10-K.

2. NET (LOSS) INCOME PER SHARE

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per share assumes conversion of the convertible subordinated debentures and convertible preferred stock as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per share for the period ended March 28, 1999 is the same as basic net loss per share due to the antidilutive effect of the assumed exercise of stock options, warrants, convertible subordinated debentures, and convertible preferred stock securities.

Diluted loss per share excludes the following due to their antidilutive effect:

                                                 March 28, 1999                     March 26, 2000
                                        --------------------------------  --------------------------------
                                                             Weighted                          Weighted
                                                           Average Price                     Average Price
                                        Number of Shares     Per Share    Number of Shares     Per Share
                                        ----------------   -------------  ----------------   -------------

Stock warrants                               397,859         $ 2.05
Stock options                              1,034,154           6.96              6,000         $ 14.98
Convertible preferred stock                4,545,434           6.70
Convertible subordinated debentures          385,907           4.61             72,878            7.20

3. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended:

                                                                              Thirteen Weeks Ended
                                                                         -------------------------------
                                                                         March 28, 1999   March 26, 2000
                                                                         --------------   --------------
Cash paid during year for:
     Interest expense                                                          $203           $ 128
     Income taxes                                                                28              47
Non-cash investing and financing activities:
     Shareholder receivable from issuance of common stock                                       180
     Shareholder receivable reduction due to retirement of stock                                 60
     Conversion of convertible subordinated debentures to common stock                           60
     Accretion of redeemable preferred stock to redemption value                120
     Dividends accrued on redeemable preferred stock                            469
     Change in value of redeemable common stock                                 (37)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At March 26, 2000 we owned and operated 39 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since late 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, and 15 in 1999. We intend to open 17 new restaurants in fiscal 2000, of which six have opened through April 2000 and the remaining 11 have signed leases and are under construction.

We believe that the sales growth pattern of our new restaurants in the two years after they open differs from the typical sales growth pattern for new restaurants in other casual dining concepts. Our restaurants typically experience lower restaurant sales during the first few periods after opening, with gradually increasing restaurant sales during the remainder of the restaurant's first year of operation. In the second year of operation, our restaurants experience significant comparable restaurant sales growth. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 full calendar months. We believe we have this "discovery" growth pattern over the first two years of operations because we rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales. This new restaurant-opening trend has contributed to our high levels of comparable restaurant sales increases of 8.9% in fiscal 1997, 13.3% in fiscal 1998, and 9.6% in fiscal 1999. After two years of operation, our restaurants typically experience lower comparable restaurant sales increases than experienced in prior periods. We expect this sales growth trend for new restaurants to generally continue in the future; however, we also anticipate that in some markets, particularly as we continue to develop additional restaurants in existing markets, this discovery growth pattern could compress. In addition, as we continue to grow, we expect that the impact of new restaurant openings on total comparable restaurant sales will decrease as our mature restaurant base continues to increase.

We have expanded the use of daily specials and begun other measures to build sales in existing restaurants and reduce our product costs as a percentage of restaurant sales. Every day, every restaurant offers from two to four specials. These daily specials are selected from a list of approximately 75 recipes. These daily sales typically are priced higher than normal menu items and generate higher margins. We have also added three of our most popular daily specials to our regular menu (Mozzarella Caprese, Prosciutto Rollato and Tortoni), that are the highest priced menu items in their categories.

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

Results of Operations

Our operating results for the thirteen weeks periods ending March 26, 2000 and March 28, 1999 expressed as a percentage of restaurant sales were as follows:

                                                            Thirteen Weeks Ended
                                                       --------------------------------
                                                       March 28, 1999    March 26, 2000
                                                       --------------    --------------
      Restaurant sales                                     100.0%            100.0%
      Restaurant costs
          Product                                           27.7%             26.2%
          Labor                                             31.8%             31.9%
          Direct and occupancy                              20.2%             19.9%
          Depreciation and amortization                      4.7%              5.0%
                                                           -----             -----
        Total restaurant costs                              84.5%             82.9%
                                                           -----             -----
      General and administrative expenses                   10.0%              6.7%
      Preopening costs                                       2.8%              4.7%
                                                           -----             -----
      Operating income                                       2.7%              5.6%
      Interest income                                       (0.6)%            (0.1)%
      Interest expense                                       2.1%              0.7%
                                                           -----             -----
      Income before income taxes and extraordinary items     1.2%              5.0%
                                                           =====             =====

Thirteen Weeks Ended March 26, 2000 Compared to the Thirteen Weeks Ended March 28, 1999

Restaurant Sales. Restaurant sales increased by $12.7 million , or 90%, to $26.9 million in the first quarter of fiscal 2000 from $14.2 million in the first quarter of fiscal 1999. The total increase consisted of restaurant sales of approximately $11.5 million at 19 new restaurants opened within the last 12 months and approximately $1.2 million in comparable restaurant sales increases. Comparable restaurant sales increased by 8.2% in the first quarter of fiscal 2000, due primarily to an increase in our average check from approximately $20 in the first quarter of fiscal 1999 to approximately $21 in the first quarter of fiscal 2000. This increase in our average check was a result of our price increase of approximately 2% implemented at the beginning of fiscal 2000 and to the increased sales of specials and "To Go" items. We expect our average check to remain consistent with the first quarter of fiscal 2000 in the near future.

Product. Product costs increased by $3.1 million to $7.0 million in the first quarter of fiscal 2000 from $3.9 million in the first quarter of fiscal 1999. Product costs as a percentage of restaurant sales decreased to 26.2% in the first quarter of fiscal 2000 from 27.7% in the first quarter of fiscal 1999. This decrease resulted from management's efforts to reduce product costs and from the price increase taken at the beginning of fiscal 2000. We expect product costs to increase slightly as a percentage of restaurant sales in the second and third quarters of fiscal 2000, due to the number of new restaurant openings planned for the second and third quarters.

Labor. Labor costs increased by $4.1 million to $8.6 million in the first quarter of fiscal 2000 from $4.5 million in the first quarter of fiscal 1999. Labor costs increased slightly as a percentage of restaurant sales to 31.9% in the first quarter of fiscal 2000 from 31.8% in the first quarter of fiscal 1999. This increase was a result of the five new restaurants opened in the first quarter of fiscal 2000 compared with only one new restaurant in the first quarter of fiscal 1999.

Direct and Occupancy. Direct and occupancy costs increased by $2.5 million to $5.4 million in the first quarter of fiscal 2000 from $2.9 million in the first quarter of fiscal 1999. Direct and occupancy costs as a percentage of restaurant sales decreased to 19.9% in the first quarter of fiscal 2000 from 20.2% in the first quarter of fiscal 1999. This decrease as a percentage of restaurant sales was primarily a result of the increase in our average check. These increased sales volumes reduce direct and occupancy costs as a percentage of sales as the majority of direct and occupancy costs are fixed in nature.

Depreciation and Amortization. Depreciation and amortization expenses increased by $666,000 to $1,338,000 in the first quarter of fiscal 2000 from $672,000 in the first quarter of fiscal 1999. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $394,000 to $1,817,000 in the first quarter of fiscal 2000 from $1,423,000 in the first quarter of fiscal 1999. General and administrative expenses as a percentage of restaurant sales decreased to 6.7% in the first quarter of fiscal 2000 from 10.0% in the first quarter of fiscal 1999. We expect that general and administrative expenses will continue to increase in dollar amount in the future, but continue to decrease as a percentage of restaurant sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Preopening. Preopening expenses increased by $871,000 to $1,261,000 in the first quarter of fiscal 2000 from $390,000 in the first quarter of fiscal 1999. This increase was a result of the five new restaurants opened in the first quarter of fiscal 2000 compared with only one new restaurant in the first quarter of fiscal 1999.

Interest (Income) Expense. Net interest expense decreased $43,000 to $170,000 in the first quarter of fiscal 2000 from $213,000 in the first quarter of fiscal 1999. This reduction in net interest expense was a result of a reduction in our average outstanding balance under our credit facilities in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. We expect to generate net interest income for the remainder of fiscal 2000 due to the proceeds from our secondary offering that we completed in April of 2000.

Provision / Benefit for Income Taxes. The provision for income taxes in the first quarter of fiscal 2000 represents our estimate of our income tax rate for fiscal 2000. In the first quarter of fiscal 1999, we recognized a small tax benefit due to the expected utilization of our net operating loss carry-forwards. At the end of fiscal 1999, we recorded a $1.8 million benefit for income taxes as the utilization of our tax loss carry-forwards from prior years was deemed more likely than not. These net operating loss carry-forwards begin to expire in fiscal 2003.

Liquidity and Capital Resources

Prior to fiscal 1999, we had incurred significant net losses, primarily due to restaurant development and the costs of hiring senior management to develop and implement our expansion strategy. In the past, we generated income from our restaurant operations, but incurred aggregate net losses of $6.1 million through December 26, 1999. We have funded our capital requirements through sales of equity securities, debt financing and sale-leaseback arrangements. Net cash provided by operating activities was $1.2 million in the first quarter of fiscal 2000 compared with net cash used in operating activities of $213,000 for the first quarter of fiscal 1999. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $13.3 million in the first quarter of fiscal 2000 compared with $5.8 million in the first quarter of fiscal 1999. We opened five new restaurants in the first quarter of fiscal 2000 and only one new restaurant in the first quarter of fiscal 1999. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to range from $175,000 to $210,000. To date, the majority of our restaurants have been renovations of existing facilities ranging in size from 4,500 square feet to 10,400 square feet. We anticipate that future restaurants will typically range in size from 7,000 square feet to 9,000 square feet. In the last twelve months, we built eight restaurants based upon our prototype designs. These designs are expected to require between $1,500,000 and $2,000,000 in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants as our lease costs relate to the land only and not the building. We have in the past and we may in the future acquire the land for our restaurants. The cost of any land purchases is not included in the cash investment amounts above. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing operations was $10,557,000 in the first quarter of 2000 compared with $7,000 for the first quarter of fiscal 1999. Financing activities in fiscal 2000 and fiscal 1999 consisted primarily of sales of equity securities as well as the obtainment of long-term debt and lines of credit. At March 26, 2000, we had a $15 million line of credit with $9.5 million outstanding. In April 2000, we received approximately $34 million from the completion of our secondary offering. A portion of those proceeds was used to repay $12.5 million in line of credit borrowing outstanding at that time. The line of credit expires in September 2001 and bears interest at the lower of US Bank's reference rate or LIBOR plus 1.875% to 2.375% (8.5% to 9.0%), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.5% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We are currently negotiating with our lenders to increase the amount of our line of credit and to reduce the fee that we are required to pay on all unused line of credit funds. We cannot predict whether our existing lenders will ultimately agree to these adjustments.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that cash flow from operations together with the net proceeds from our secondary public offering and currently available borrowings will be sufficient to fund our capital requirements through the year 2001. To fund future operations, we will need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the first quarter ended March 26, 2000 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel. Our comparable store sales percentage increases could moderate as a result of competition, general economic conditions, or changes in consumer preferences or discretionary consumer spending. The size of our average check could be adversely affected by our price increase and changes in consumer preferences. The effect of a price increase on product, labor, and direct and occupancy costs may be adversely affected by increased products costs, changes in the labor market, or our ability to negotiate favorable lease terms, as well as general economic conditions. Product costs could be adversely affected by increased distribution prices by SYSCO Corporation or a failure to perform by SYSCO, as well as adverse weather conditions, governmental regulation and general economic conditions. Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract sufficient employees. Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms as well as general economic conditions. General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions. Our ability to generate net interest income for the remainder of fiscal 2000 could be adversely affected by the rate of return on our investments, the amount we are able to invest and our need for additional borrowings on our credit facilities. Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts. Additional factors that could cause actual results to differ include: risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; and complaints or litigation from guests. Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 26, 1999. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest from time to time at the lower of the lending bank's reference rate or LIBOR plus 1.875% to 2.375%. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. As of May 8, 2000 we did not have any borrowings on our revolving line of credit.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 3%, which is consistent with our average price increase of approximately 2% in fiscal 2000, 3% in fiscal 1998 and 2% in fiscal 1997. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently subject to various legal actions arising in the normal course of business, none of which are expected to have a material effect on our results of operations, financial condition or cash flows.

Item 2. Changes in Securities and Use of Proceeds

Since December 26, 1999 we have sold the following securities pursuant to exemption from registration under the Securities Act. All of the sales were made in reliance upon the exemptions from registration provided under Section 4(2) and Regulation D of the Securities Act for transactions not involving a public offering. All shares were issued directly by us, no underwriters were involved and no discount, commission or other transaction-related remuneration was paid.

1. On February 9, 2000, we issued 6,944 shares of common stock for $50,000, or $7.20 per share, to outside investors upon conversion of certain subordinated debentures in aggregate principal amount of $50,000 held by the investors.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit No.                          Description                                           Method of Filing
       -----------                          -----------                                           ----------------
          3.1       Amended and Restated Articles of Incorporation of the Company (1)             Incorporated By
                                                                                                  Reference
          3.2       Amended and Restated Bylaws of the Company (2)                                Incorporated By
                                                                                                  Reference
          4.1       Specimen Common Stock Certificate (3)                                         Incorporated By
                                                                                                  Reference
          4.2       Securities Purchase Agreement dated as of October 13, 1998                    Incorporated By
                    between the Company and the Purchasers (4)                                    Reference
          4.3       Non-Statutory Stock Option Agreement between the Company and                  Incorporated By
                    1204 Harmon Partnership dated as of June 1, 1998 (5)                          Reference
          4.4       Form of stock purchase warrant dated as of October 31, 1997 (6)               Incorporated By
                                                                                                  Reference
         10.1       Credit Agreement dated as of September 27, 1999 (7)                           Incorporated By
                                                                                                  Reference
         10.2       First Amendment to Credit Agreement dated as of October 21, 1999 (8)          Incorporated By
                                                                                                  Reference
         10.3       Second Amendment to Credit Agreement dated as of December 24, 1999 (9)        Incorporated By
                                                                                                  Reference
         10.4       Third Amendment to Credit Agreement dated as of March 3, 2000 (10)            Incorporated By
                                                                                                  Reference
         27.1       Financial Data Schedule for the quarter ended March 26, 2000                  Electronic Transmission


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

          (3) Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

          (4) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

          (5) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

          (6) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

          (7) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.

          (8) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.

          (9) Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).

         (10) Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).

(b)  Valuation and Qualifying Accounts:

None

(c)  Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUCA, Inc.
                                        (Registrant)

Date: May 10, 2000                      By: /s/ Joseph P. Micatrotto
                                            ---------------------------------
                                            Joseph P. Micatrotto,
                                            Chairman, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date: May 10, 2000                      By: /s/ Greg A. Gadel
                                            ---------------------------------
                                            Greg A. Gadel
                                            Chief Financial Officer, Secretary
                                            and Treasurer (Principal Financial
                                            Accounting Officer)