Form 10-Q
period 2000-06-25
BUCA INC /MN
filed 2000-08-09
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Quarterly Period Ended June 25, 2000.

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
          For the Transition Period from ____________ to ____________.

                         Commission file number 0-25721.


                                   BUCA, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


               Minnesota                           41-1802364
     -------------------------------           -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value 14,147,609 shares as of August 9, 2000.

                                      INDEX

                           BUCA, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets - December 26, 1999 and
             June 25, 2000                                                   3

             Consolidated Statements of Operations - Thirteen and
             Twenty-Six Weeks Ended June 27, 1999 and June 25, 2000          4

             Consolidated Statements of Cash Flows - Thirteen and
             Twenty-Six Weeks Ended June 27, 1999 and June 25, 2000          5

             Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities and Use of Proceeds                          12

Item 3.  Defaults upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  14

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements

                           BUCA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                   (Unaudited)
                                                                                 December 26,        June 25,
                                                                                     1999              2000
                                                                                 ------------      -----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   1,726         $  12,614
     Marketable securities                                                                              1,958
     Accounts receivable                                                              1,261             1,669
     Inventories                                                                      2,293             3,026
     Deferred income taxes                                                            1,259             1,259
     Prepaid expenses and other                                                       1,034             1,087
                                                                                  ---------         ---------
        Total current assets                                                          7,573            21,613

PROPERTY AND EQUIPMENT, net                                                          63,763            86,160
OTHER ASSETS                                                                          4,609             3,393
                                                                                  ---------         ---------
                                                                                  $  75,945         $ 111,166
                                                                                  =========         =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $   5,303         $   5,586
     Accrued expenses                                                                 6,614             4,421
     Current maturities of long-term debt                                                50                94
                                                                                  ---------         ---------
           Total current liabilities                                                 11,967            10,101

LONG-TERM DEBT, less current maturities                                               1,688             1,758
OTHER LIABILITIES                                                                       581               644

SHAREHOLDERS' EQUITY:
     Undesignated stock, 5,000,000 authorized, none issued and outstanding
     Common stock, $.01 par value - 10,810,295 and 14,140,552 shares issued and
        outstanding, respectively                                                       108               141
     Additional paid-in capital                                                      76,547           111,337
     Accumulated deficit                                                            (14,413)          (12,162)
                                                                                  ---------         ---------
                                                                                     62,242            99,316
     Notes receivable from shareholders                                                (533)             (653)
                                                                                  ---------         ---------
        Total shareholders' equity                                                   61,709            98,663
                                                                                  ---------         ---------
                                                                                  $  75,945         $ 111,166
                                                                                  =========         =========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                  13 Weeks Ended                  26 Weeks Ended
                                                           ---------------------------     ----------------------------
                                                             June 27,        June 25,        June 27,         June 25,
                                                               1999            2000            1999             2000
                                                           ------------    ------------    ------------    ------------
Restaurant sales                                           $     15,834    $     29,598    $     30,007    $     56,522
Restaurant costs:
    Product                                                       4,384           7,881           8,305          14,931
    Labor                                                         5,101           9,649           9,612          18,236
    Direct and occupancy                                          3,309           5,631           6,179          10,982
    Depreciation and amortization                                   661           1,475           1,333           2,813
                                                           ------------    ------------    ------------    ------------
       Total restaurant costs                                    13,455          24,636          25,429          46,962
                                                           ------------    ------------    ------------    ------------
General and administrative expenses                               1,438           1,763           2,861           3,580
Preopening costs                                                  1,231           1,166           1,621           2,427
                                                           ------------    ------------    ------------    ------------
Operating (loss) income                                            (290)          2,033              96           3,553
Interest income                                                    (202)           (192)           (280)           (209)
Interest expense                                                     81             114             372             301
Subordinated debt conversion costs                                  954            --               954            --
                                                           ------------    ------------    ------------    ------------
(Loss) income before income taxes and extraordinary item         (1,123)          2,111            (950)          3,461
Benefit (provision) for income taxes                                  3            (738)              8          (1,210)
                                                           ------------    ------------    ------------    ------------
(Loss) income before extraordinary item                          (1,120)          1,373            (942)          2,251
Extraordinary loss on extinguishments of debt                      (231)           --            (1,545)           --
                                                           ------------    ------------    ------------    ------------
Net (loss) income                                          $     (1,351)   $      1,373    $     (2,487)   $      2,251
                                                           ============    ============    ============    ============
Cumulative preferred stock dividends, accretion of
    preferred stock to redemption value, and change
    in redeemable common stock                                     (155)           --              (708)           --
                                                           ------------    ------------    ------------    ------------
Net (loss) income applicable to common stock               $     (1,506)   $      1,373    $     (3,195)   $      2,251
                                                           ============    ============    ============    ============

Net (loss) income per common share - basic:
(Loss) income before extraordinary item                    $      (0.13)   $       0.10    $      (0.17)   $       0.19
                                                           ============    ============    ============    ============
Net (loss) income applicable to common stock               $      (0.18)   $       0.10    $      (0.58)   $       0.19
                                                           ============    ============    ============    ============
Weighted average common shares outstanding                    8,438,231      13,235,107       5,477,697      12,038,846
                                                           ============    ============    ============    ============

Net (loss) income per common share - diluted:
(Loss) income before extraordinary item                    $      (0.13)   $       0.10    $      (0.17)   $       0.18
                                                           ============    ============    ============    ============
Net (loss) income applicable to common stock               $      (0.18)   $       0.10    $      (0.58)   $       0.18
                                                           ============    ============    ============    ============
Weighted average common shares outstanding                    8,438,231      13,663,407       5,477,697      12,517,588
                                                           ============    ============    ============    ============

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                                    --------------------   ----------------------
                                                                    June 27,    June 25,    June 27,    June 25,
                                                                      1999        2000        1999        2000
                                                                    --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                              $ (1,351)   $  1,373    $ (2,487)   $  2,251
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
         Depreciation and amortization                                   642       1,475       1,295       2,813
         Deferred income taxes                                                       172          33         598
         Loss on early extinguishment of debt                          1,185                   2,499
         Change in assets and liabilities:
             Accounts receivable                                         (16)        (66)         27        (408)
             Inventories                                                (463)       (496)       (499)       (733)
             Prepaid expenses and other                                 (416)       (286)     (1,116)        (53)
             Accounts payable                                          1,577        (677)      1,197         283
             Accrued expenses                                            189         (55)         94      (2,193)
             Other                                                        (8)         26          81          63
                                                                    --------    --------    --------    --------
                 Net cash provided by operating activities             1,339       1,466       1,124       2,621

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available for sale marketable securities            (33,223)    (23,932)    (33,223)    (23,932)
     Sale and maturity of available for sale marketable securites     15,436      21,974      15,436      21,974
     Purchase of property and equipment                               (9,841)    (11,858)    (15,639)    (25,109)
     (Increase) decrease in other assets                                (143)        102        (281)        599
                                                                    --------    --------    --------    --------
                 Net cash used in investing activities               (27,771)    (13,714)    (33,707)    (26,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                           2,000       3,000       2,000      12,500
     Payment on line of credit                                        (2,000)    (12,500)     (2,000)    (12,500)
     Proceeds from issuance of long-term debt                                                  7,330         800
     Principal payments on long-term debt                             (7,013)        (15)    (13,618)        (27)
     Loan and lease acquisition costs                                    (23)        (81)       (224)        (81)
     (Payment) collection on notes receivable from shareholders          (17)         38          34          60
     Repurchase of common stock                                                                  (31)
     Net proceeds from issuance of common stock                       34,995      33,736      34,458      33,983
                                                                    --------    --------    --------    --------
                 Net cash provided by financing activities            27,942      24,178      27,949      34,735

NET CHANGE IN CASH AND CASH EQUIVALENTS                                1,510      11,930      (4,634)     10,888

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         432         684       6,576       1,726
                                                                    --------    --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,942    $ 12,614    $  1,942    $ 12,614
                                                                    ========    ========    ========    ========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Nevada, New York, Ohio, Pennsylvania, Texas, Washington, and Wisconsin under the name of BUCA di BEPPO.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and twenty-six weeks ended June 25, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 26, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply SAB 101 in the fourth quarter of 2000, retroactive to the first quarter of 2000. We continue to review SAB 101 and at this time do not expect the adoption of SAB 101 to have any effect on our financial position or results of operations.

For further information, refer to the financial statements and notes for the fiscal year ended December 26, 1999 included in our Annual Report on Form 10-K.

2. NET (LOSS) INCOME PER SHARE

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per share assumes conversion of the convertible subordinated debentures and convertible preferred stock as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per share for the thirteen and twenty-six week period ended June 27, 1999 is the same as basic net loss per share due to the antidilutive effect of the assumed exercise of stock options, warrants, convertible subordinated debentures, and convertible preferred stock securities.

Diluted loss per share excludes the following due to their antidilutive effect:

                                             June 27, 1999                 June 25, 2000
                                        -------------------------   --------------------------
                                                      Weighted                     Weighted
                                        Number of   Average Price   Number of   Average Price
                                         Shares       Per Share       Shares      Per Share
                                        ---------   -------------   ---------   --------------

Stock warrants                           183,990      $  .01
Stock options                          1,043,155        7.12          11,000       $15.60
Convertible subordinated debentures      140,921        4.61          19,091        $7.20

3. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended:

                                                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                                  --------------------   ----------------------
                                                                   June 27,   June 25,   June 27,     June 25,
                                                                     1999      2000        1999         2000
                                                                   --------   --------   --------     --------
Cash paid during year for:
     Interest expense                                              $   203     $   174    $   456     $   302
     Income taxes                                                       (3)         86         25         134
Non-cash investing and financing activities:
     Shareholder receivable from issuance of common stock              180         100        180         280
     Shareholder receivable reduction due to retirement of stock        --          40         --         100
     Conversion of convertible subordinated debenture to
         common stock                                                2,187         600      2,187         660
     Accretion of redeemable preferred stock to redemption value        30          --        150          --
     Dividends accrued on redeemable preferred stock                   125          --        594          --
     Change in value of redeemable common stock                         --          --        (37)         --


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At June 25, 2000 we owned and operated 43 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since late 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, and 15 in 1999. We intend to open 17 new restaurants in fiscal 2000, of which 14 have opened through August 9, 2000 and the remaining three are under construction.

In the past, the sales growth pattern of our new restaurants in the first two years of operation differed from the typical sales growth pattern for new restaurants in most other casual dining concepts. Our restaurants typically experienced lower sales during the first few periods after opening, with gradually increasing restaurant sales during the remainder of the restaurants' first year of operation. In the second year of operation, our restaurants experienced significant comparable restaurant sales growth. Due to the high sales volumes of our new restaurant openings during the past twelve months, particularly in markets where we have multiple restaurants, we believe that this "discovery" growth pattern over the first two years of operation has moderated. While we still rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales, our new restaurant openings in existing markets, and even some of our new restaurant openings in new markets, have experienced a core base of loyal customers from the restaurant opening. We believe that the new pattern of stronger new restaurant openings may be due to Buca becoming a more well-known brand. We continue to expect that our restaurants will, on average, generate increased sales in the second year of operation, although we believe that the rate of increase will be reduced from the levels experienced in the past. We continue to expect that our mature restaurants, those restaurants over two years old, will generate moderate sales increases each year. However, as this base of mature restaurants continues to grow, any impact from new restaurant openings on comparable restaurant sales will continue to lessen. In light of these higher sales volumes at our newly opened restaurants, we are considering changing our calculation of comparable restaurant sales from using a twelve month method to 18 months, which is more prevalent in industry practice.

We have expanded the use of daily specials and begun other measures to build sales in existing restaurants and reduce our product costs as a percentage of restaurant sales. Every day, every restaurant offers from two to four specials. These daily specials are selected from a list of approximately 75 recipes. These daily sales typically are priced higher than normal menu items and generate higher margins. We have also added three of our most popular daily specials to our regular menu (Mozzarella Caprese, Prosciutto Rollato and Tortoni), which are the highest priced menu items in their categories.

Our restaurant sales are comprised almost entirely of the sales of food and beverages. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest (income) expense includes the net cost of interest expense on debt and interest income on invested assets.

Results of Operations

Our operating results for the thirteen and twenty-six week periods ended June 27, 1999 and June 25, 2000 expressed as a percentage of restaurant sales were as follows:

                                            Thirteen           Twenty-Six
                                           Weeks Ended         Weeks Ended
                                      --------------------  ------------------
                                       June 27,  June 25,  June 27,  June 25,
                                        1999       2000      1999      2000
                                       --------  --------  --------  --------
Restaurant sales                        100.0%    100.0%    100.0%    100.0%
Restaurant costs:
    Product                              27.7%     26.6%     27.7%     26.4%
    Labor                                32.2%     32.6%     32.0%     32.3%
    Direct and occupancy                 20.9%     19.0%     20.6%     19.4%
    Depreciation and amortization         4.2%      5.0%      4.4%      5.0%
                                        -----     -----     -----     -----
  Total restaurant costs                 85.0%     83.2%     84.7%     83.1%
General and administrative expenses       9.1%      6.0%      9.5%      6.3%
Preopening costs                          7.8%      3.9%      5.4%      4.3%
                                        -----     -----     -----     -----
Operating (loss) income                  (1.8)%     6.9%      0.3%      6.3%
Interest income                          (1.3)%    (0.6)%    (0.9)%    (0.4)%
Interest expense                          0.5%      0.4%      1.2%      0.5%
Subordinated debt conversion costs        6.0%                3.2%
                                        -----     -----     -----     -----
(Loss) income before income taxes
  and extraordinary items                (7.1)%     7.1%     (3.2)%     6.1%
                                        =====     =====     =====     =====


Thirteen Weeks Ended June 27, 1999 Compared to the Thirteen Weeks Ended June 25, 2000

Restaurant Sales. Restaurant sales increased by $13.8 million, or 86.9%, to $29.6 million in the second quarter of fiscal 2000 from $15.8 million in the second quarter of fiscal 1999. The total increase consisted of restaurant sales of approximately $12.8 million at 23 new restaurants opened within the last 15 months and approximately $1.0 million in comparable restaurant sales increases. Comparable restaurant sales increased by 6.5% in the second quarter of fiscal 2000, due primarily to an increase in our average check from approximately $20 in the second quarter of fiscal 1999 to approximately $21 in the second quarter of fiscal 2000. This increase in our average check was a result of our price increase of approximately 2% implemented at the beginning of fiscal 2000 and to the increased sales of specials and "To Go" items. We expect our comparable restaurant sales increase in the third quarter of fiscal 2000 to be less than that experienced in the first two quarters of fiscal 2000.

Product. Product costs increased by $3.5 million to $7.9 million in the second quarter of fiscal 2000 from $4.4 million in the second quarter of fiscal 1999. Product costs as a percentage of restaurant sales decreased to 26.6% in the second quarter of fiscal 2000 from 27.7% in the second quarter of fiscal 1999. This decrease resulted from management's efforts to reduce product costs and from the price increase taken at the beginning of fiscal 2000. We expect product costs as a percentage of sales to remain at approximately the same level as the second quarter of fiscal 2000.

Labor. Labor costs increased by $4.5 million to $9.6 million in the second quarter of fiscal 2000 from $5.1 million in the second quarter of fiscal 1999. Labor costs increased slightly as a percentage of restaurant sales to 32.6% in the second quarter of fiscal 2000 from 32.2% in the second quarter of fiscal 1999. This increase was a result of a higher percentage of our sales coming from stores opened less than 12 months. Restaurants are generally less efficient during their first 12 months of operations compared to restaurants open for greater than one year. We expect labor costs to decrease as a percentage of sales in the third quarter of fiscal 2000 due to management's efforts to reduce these costs, particularly in the new restaurants.

Direct and Occupancy. Direct and occupancy costs increased by $2.3 million to $5.6 million in the second quarter of fiscal 2000 from $3.3 million in the second quarter of fiscal 1999. Direct and occupancy costs as a percentage of restaurant sales decreased to 19.0% in the second quarter of fiscal 2000 from 20.9% in the second quarter of fiscal 1999. This decrease as a percentage of restaurant sales was a result of owning some or all of the building or land at eleven of our restaurant locations and the increase in our average sales volume per restaurant. Owning restaurant properties decreases the amount of rent that is required to be paid. Increased sales volumes also reduce direct and occupancy costs as a percentage of sales because the majority of direct and occupancy costs are fixed in nature. We expect direct and occupancy costs to increase slightly as a percentage of sales during the third quarter of fiscal 2000 due to the projected opening of seven new restaurants during the quarter.

Depreciation and Amortization. Depreciation and amortization expenses increased by $814,000 to $1,475,000 in the second quarter of fiscal 2000 from $661,000 in the second quarter of fiscal 1999. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $325,000 to $1,763,000 in the second quarter of fiscal 2000 from $1,438,000 in the second quarter of fiscal 1999. General and administrative expenses as a percentage of restaurant sales decreased to 6.0% in the second quarter of fiscal 2000 from 9.1% in the second quarter of fiscal 1999. We expect that general and administrative expenses will continue to increase in dollar amount in the future, but continue to decrease as a percentage of restaurant sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Preopening. Preopening costs decreased by $65,000 to $1,166,000 in the second quarter of fiscal 2000 from $1,231,000 in the second quarter of fiscal 1999. Preopening costs decreased as a percentage of sales to 3.9% in the second quarter of fiscal 2000 from 7.8% in the second quarter of fiscal 1999. We expect preopening costs to decrease as a percentage of sales in both the third and fourth quarters of fiscal 2000.

Interest (Income) Expense. Net interest income decreased $43,000 to $78,000 in the second quarter of fiscal 2000 from $121,000 in the second quarter of fiscal 1999. The decrease in net interest income primarily resulted from less invested assets during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Provision / Benefit for Income Taxes. The provision for income taxes in the second quarter of fiscal 2000 represents our estimate of our income tax rate for fiscal 2000. In the first quarter of fiscal 1999, we recognized a small tax benefit due to the expected utilization of our net operating loss carry-forwards. At the end of fiscal 1999, we recorded a $1.8 million benefit for income taxes as the utilization of our tax loss carry-forwards from prior years was deemed more likely than not. These net operating loss carry-forwards begin to expire in fiscal 2003.

Twenty-Six Weeks Ended June 27, 1999 Compared to the Twenty-Six Weeks Ended June 25, 2000

Restaurant Sales. Restaurant sales increased by $26.5 million, or 88.4%, to $56.5 million in the first half of fiscal 2000 from $30.0 million in the first half of fiscal 1999. The total increase consisted of restaurant sales of approximately $24.8 million at 24 new restaurants opened within the last 18 months and approximately $2.2 million in comparable restaurant sales increases. Comparable restaurant sales increased by 7.3% in the first half of fiscal 2000, due primarily to an increase in our average check from approximately $20 in the first half of fiscal 1999 to approximately $21 in the first half of fiscal 2000. This increase in our average check was a result of our price increase of approximately 2% implemented at the beginning of fiscal 2000 and to the increased sales of specials and "To Go" items.

Product. Product costs increased by $6.6 million to $14.9 million in the first half of fiscal 2000 from $8.3 million in the first half of fiscal 1999. Product costs as a percentage of restaurant sales decreased to 26.4% in the first half of fiscal 2000 from 27.7% in the first half of fiscal 1999. This decrease resulted from management's efforts to reduce product costs and from the price increase taken at the beginning of fiscal 2000.

Labor. Labor costs increased by $8.6 million to $18.2 million in the first half of fiscal 2000 from $9.6 million in the first half of fiscal 1999. Labor costs increased slightly as a percentage of restaurant sales to 32.3% in the first half of fiscal 2000 from 32.0% in the first half of fiscal 1999. This increase was a result of increased sales volumes at restaurants open less than one year that generally have higher labor costs as a percentage of sales.

Direct and Occupancy. Direct and occupancy costs increased by $4.8 million to $11.0 million in the first half of fiscal 2000 from $6.2 million in the first half of fiscal 1999. Direct and occupancy costs as a percentage of restaurant sales decreased to 19.4% in the first half of fiscal 2000 from 20.6% in the first half of fiscal 1999. This decrease as a percentage of restaurant sales was primarily a result of owning some or all of the building or land at eleven of our restaurants locations and the increase in our average sales volume. Owning restaurant properties reduces the amount of rent that is required to be paid. Increased sales volumes also reduce direct and occupancy costs as a percentage of sales because the majority of direct and occupancy costs are fixed in nature.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.5 million to $2.8 million in the first half of fiscal 2000 from $1.3 million in the first half of fiscal 1999. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $719,000 to $3,580,000 in the first half of fiscal 2000 from $2,861,000 in the first half of fiscal 1999. General and administrative expenses as a percentage of restaurant sales decreased to 6.3% in the first half of fiscal 2000 from 9.5% in the first half of fiscal 1999.

Preopening. Preopening costs increased by $806,000 to $2,427,000 in the first half of fiscal 2000 from $1,621,000 in the first half of fiscal 1999. Preopening costs decreased as a percentage of sales to 4.3% in the first half of fiscal 2000 from 5.4% in the first half of fiscal 1999.

Interest (Income) Expense. Net interest expense was $92,000 in the first half of fiscal 2000 and fiscal 1999.

Provision / Benefit for Income Taxes. The provision for income taxes in the first half of fiscal 2000 represents our estimate of our income tax rate for fiscal 2000. In the first half of fiscal 1999, we recognized a small tax benefit due to the expected utilization of our net operating loss carry-forwards. At the end of fiscal 1999, we recorded a $1.8 million benefit for income taxes as the utilization of our tax loss carry-forwards from prior years was deemed more likely than not. These net operating loss carry-forwards begin to expire in fiscal 2003.

Liquidity and Capital Resources

Prior to fiscal 1999, we had incurred significant net losses, primarily due to restaurant development and the costs of hiring senior management to develop and implement our expansion strategy. In the past, we generated income from our restaurant operations, but incurred aggregate net losses of $6.1 million through December 26, 1999. We have funded our capital requirements through sales of equity securities, debt financing and sale-leaseback arrangements. Net cash provided by operating activities was $2.6 million in the first half of fiscal 2000 compared with $1.1 million for the first half of fiscal 1999. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $25.1 million in the first half of fiscal 2000 compared with $15.6 million in the first half of fiscal 1999. We opened nine new restaurants in the first half of fiscal 2000 compared to six new restaurants in the first half of fiscal 1999. Through June 25, 2000 we have spent approximately $8.8 million on the seven restaurants that we expect to open in the third quarter of fiscal 2000. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to range from $175,000 to $210,000. To date, the majority of our restaurants have been renovations of existing facilities ranging in size from 4,500 square feet to 10,400 square feet. We anticipate that future restaurants will typically range in size from 7,500 square feet to 9,000 square feet. In the last twelve months, we built ten restaurants based upon our prototype designs. These designs are expected to require between $1,500,000 and $2,000,000 in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants as our lease costs relate to the land only and not the building. We have in the past and we may in the future acquire the land for our restaurants. The cost of any land purchases is not included in the cash investment amounts above. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing operations was $34.7 million in the first half of 2000 compared with $27.9 million for the first half of fiscal 1999. Financing activities in fiscal 2000 and fiscal 1999 consisted primarily of sales of equity securities as well as the obtainment of long-term debt and lines of credit. At June 25, 2000, we had a $15 million line of credit with nothing outstanding. We repaid $12.5 million during the second quarter of fiscal 2000 on our existing line of credit with a portion of the proceeds of our secondary public offering, completed on April 12, 2000. The line of credit expires in September 2001 and bears interest at the lower of US Bank's reference rate or LIBOR plus 1.875% to 2.375% (8.575% to 9.075%), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.5% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We are currently negotiating with our lenders to increase the amount of our line of credit and to reduce the fee that we are required to pay on all unused line of credit funds. We cannot predict whether our existing lenders will ultimately agree to these adjustments.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the second quarter ended June 25, 2000 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel. Our comparable store sales percentage increases could moderate as a result of competition, general economic conditions, changes in consumer preferences or discretionary consumer spending, or changes in our historical sales growth pattern. The size of our average check could be adversely affected by our price increase and changes in consumer preferences. The effects of a price increase on product, labor, and direct and occupancy costs may be adversely affected by increased products costs, changes in the labor market, or our ability to negotiate favorable lease terms, as well as general economic conditions. Product costs could be adversely affected by increased distribution prices by SYSCO Corporation or a failure to perform by SYSCO, as well as adverse weather conditions, governmental regulation and general economic conditions. Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract sufficient employees. Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms as well as general economic conditions. General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions. Our ability to generate net interest income for the remainder of fiscal 2000 could be adversely affected by the rate of return on our investments, the amount we are able to invest and our need for additional borrowings on our credit facilities. Preopening expenses could increase due to additional restaurant openings, acceleration in new restaurant openings or increased expenses in opening new restaurants. Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts. Additional factors that could cause actual results to differ include: risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; and complaints or litigation from guests. Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 26, 1999. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest at the lower of the lending bank's reference rate or LIBOR plus 1.875% to 2.375%. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. We currently do not have any borrowings on our revolving line of credit.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 3%, which is consistent with our average price increase of approximately 2% in fiscal 2000, 3% in fiscal 1998 and 2% in fiscal 1997. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently subject to various legal actions arising in the normal course of business, none of which are expected to have a material effect on our results of operations, financial condition or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

Since March 26, 2000 we have sold the following securities pursuant to exemption from registration under the Securities Act. All of the sales were made in reliance upon the exemptions from registration provided under Section 4(2) and Regulation D of the Securities Act for transactions not involving a public offering. All shares were issued directly by us, no underwriters were involved and no discount, commission or other transaction-related remuneration was paid.

1. On April 20, 2000, we issued 69,491 shares of common stock for $500,000, or $7.20 per share, to outside investors as required upon conversion of certain subordinated debentures in aggregate principal amount of $500,000 held by the investors.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

      Exhibit No.                               Description                                       Method of Filing
      -----------                               -----------                                       ----------------
          3.1       Amended and Restated Articles of Incorporation of the Company (1)             Incorporated By
                                                                                                  Reference
          3.2       Amended and Restated Bylaws of the Company (2)                                Incorporated By
                                                                                                  Reference
          4.1       Specimen Common Stock Certificate (3)                                         Incorporated By
                                                                                                  Reference
          4.2       Securities Purchase Agreement dated as of October 13, 1998                    Incorporated By
                    between the Company and the Purchasers (4)                                    Reference
          4.3       Non-Statutory Stock Option Agreement between the Company and                  Incorporated By
                    1204 Harmon Partnership dated as of June 1, 1998 (5)                          Reference
          4.4       Form of stock purchase warrant dated as of October 31, 1997 (6)               Incorporated By
                                                                                                  Reference
         10.1       Credit Agreement dated as of September 27, 1999 (7)                           Incorporated By
                                                                                                  Reference
         10.2       First Amendment to Credit Agreement dated as of October 21, 1999 (8)          Incorporated By
                                                                                                  Reference
         10.3       Second Amendment to Credit Agreement dated as of December 24, 1999 (9)        Incorporated By
                                                                                                  Reference
         10.4       Third Amendment to Credit Agreement dated as of March 3, 2000 (10)            Incorporated By
                                                                                                  Reference
         27.1       Financial Data Schedule for the quarter ended June 25, 2000                   Electronic
                                                                                                  Transmission


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

(7) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.

(8) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.

(9) Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).

(10) Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).

(b)      Valuation and Qualifying Accounts:

None

(c)      Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended June 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUCA, Inc.
                                        (Registrant)

Date: August 9, 2000                    by: /s/ Joseph P. Micatrotto
                                            -----------------------------------
                                            Joseph P. Micatrotto,
                                            Chairman, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

Date: August 9, 2000                    by: /s/ Greg A. Gadel
                                            ----------------------------------
                                            Greg A. Gadel
                                            Chief Financial Officer, Secretary
                                            and Treasurer (Principal Financial
                                            Accounting Officer)