Form 10-Q
period 2000-09-24
BUCA INC /MN
filed 2000-11-08
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 24, 2000.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________ to ____________.

Commission file number 0-25721.

BUCA, Inc.
(Exact name of registrant as specified in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1802364 (I.R.S. Employer Identification No.)

1300 Nicollet Mall
Minneapolis, Minnesota (Address of principal executive offices)	55403 (Zip Code)

(612) 288-2382 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 14,184,963 shares as of November 6, 2000.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1.	—	FINANCIAL INFORMATION
Item 1.	Financial Statements

BUCA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 26, 1999	September 24, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,726	$8,488
Marketable securities	—	1,989
Accounts receivable	1,261	1,751
Inventories	2,293	3,497
Deferred income taxes	1,259	603
Prepaid expenses and other	1,034	3,752

Total current assets	7,573	20,080

PROPERTY AND EQUIPMENT, net	63,763	91,201
OTHER ASSETS	4,609	3,527

	$75,945	$114,808

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,303	$6,361
Accrued expenses	6,614	5,459
Current maturities of long-term debt	50	96

Total current liabilities	11,967	11,916

LONG-TERM DEBT, less current maturities	1,688	1,733
OTHER LIABILITIES	581	485

SHAREHOLDERS' EQUITY:
Undesignated stock, 5,000,000 authorized, none issued and outstanding
Common stock, $.01 par value - 10,810,295 and 14,151,565 shares issued and
outstanding, respectively	108	142
Additional paid-in capital	76,547	111,754
Accumulated deficit	(14,413)	(10,480)

	62,242	101,416
Notes receivable from shareholders	(533)	(742)

Total shareholders' equity	61,709	100,674

	$75,945	$114,808

See notes to consolidated financial statements.

BUCA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 1999	September 24, 2000	September 26, 1999	September 24, 2000
Restaurant sales	$18,641	$33,438	$48,648	$89,959
Restaurant costs:
Product	5,162	8,866	13,468	23,797
Labor	6,065	10,617	15,677	28,852
Direct and occupancy	3,811	6,717	9,989	17,699
Depreciation and amortization	841	1,590	2,174	4,403

Total restaurant costs	15,879	27,790	41,308	74,751
General and administrative expenses	1,543	1,829	4,404	5,409
Preopening costs	1,114	1,388	2,735	3,815

Operating income	105	2,431	201	5,984
Interest income	(178)	(255)	(458)	(464)
Interest expense	50	97	422	398
Subordinated debt conversion costs	—	—	954	—

Income (loss) before income taxes and extraordinary item	233	2,589	(717)	6,050
Benefit (provision) for income taxes	1	(907)	10	(2,117)

Income (loss) before extraordinary item	234	1,682	(707)	3,933
Extraordinary loss on extinguishments of debt	—	—	(1,545)	—

Net income (loss)	$234	$1,682	$(2,252)	$3,933

Cumulative preferred stock dividends, accretion
of preferred stock to redemption value, and change in redeemable common stock	—	—	(708)	—

Net income (loss) applicable to common stock	$234	$1,682	$(2,960)	$3,933

Net income (loss) per common share - basic:
Income (loss) before extraordinary item	$0.02	$0.12	$(0.10)	$0.31

Net income (loss) applicable to common stock	$0.02	$0.12	$(0.41)	$0.31

Weighted average common shares outstanding	10,694,138	14,149,507	7,212,339	12,742,461

Net income (loss) per common share - diluted:
Income (loss) before extraordinary item	$0.02	$0.12	$(0.10)	$0.30

Net income (loss) applicable to common stock	$0.02	$0.12	$(0.41)	$0.30

Weighted average common shares outstanding	11,376,219	14,595,619	7,212,339	13,210,265

See notes to consolidated financial statements

BUCA, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 1999	September 24, 2000	September 26, 1999	September 24, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$234	$1,682	$(2,252)	$3,933
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	841	1,590	2,174	4,403
Deferred income taxes	26	808	59	1,406
Loss on early extinguishment of debt	—	—	2,498	—
Change in assets and liabilities:
Accounts receivable	(587)	(82)	(560)	(490)
Inventories	(426)	(471)	(925)	(1,204)
Prepaid expenses and other	(66)	(2,665)	(1,182)	(2,718)
Accounts payable	(1,716)	775	2,406	1,058
Accrued expenses	3,597	1,038	767	(1,155)
Other	54	(265)	136	(202)

Net cash provided by operating activities	1,957	2,410	3,121	5,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale marketable securities	—	—	(33,223)	(23,932)
Sale and maturity of available for sale marketable securities	7,450	—	22,886	21,974
Purchase of property and equipment	(10,668)	(6,577)	(26,347)	(31,686)
(Increase) decrease in other assets	(324)	(340)	(605)	259

Net cash used in investing activities	(3,542)	(6,917)	(37,289)	(33,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	—	—	2,000	12,500
Payment on line of credit	—	—	(2,000)	(12,500)
Proceeds from issuance of long-term debt	774	—	8,104	800
Principal payments on long-term debt	(33)	(22)	(13,651)	(49)
Loan and lease acquisition costs	—	—	(224)	(81)
Collection on notes receivable from shareholders	22	46	56	106
Repurchase of common stock	—	—	(31)	—
Net proceeds from issuance of common stock	—	357	34,458	34,340

Net cash provided by financing activities	763	381	28,712	35,116

NET CHANGE IN CASH AND CASH EQUIVALENTS	(822)	(4,126)	(5,456)	6,762

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,942	12,614	6,576	1,726

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,120	$8,488	$1,120	8,488

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

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission (" SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and thirty-nine weeks ended September 24, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 26, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply SAB 101 in the fourth quarter of 2000, retroactive to the first quarter of 2000. We continue to review SAB 101 and at this time do not expect the adoption of SAB 101 to have any effect on our financial position or results of operations. We record sales at the time that food and liquor is served.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133. "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company in fiscal year 2001. The statement, as amended by SFAS No. 138 issued June 2000, requires that all derivatives be recognized in the financial statements as either assets or liabilities measured at fair market value. The statement also specifies new methods of accounting for hedging transactions. We have not yet determined the impact of SFAS 133 and 138, if any, to the financial statements.

For further information, refer to the financial statements and notes for the fiscal year ended December 26, 1999 included in our Annual Report on Form 10-K.

2.  NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share assumes conversion of the convertible subordinated debentures and convertible preferred stock as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per share for the thirty-nine week period ended September 26, 1999 is the same as basic net loss per share due to the antidilutive effect of the assumed exercise of stock options, warrants, convertible subordinated debentures, and convertible preferred stock securities.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 1999	September 24, 2000	September 26, 1999	September 24, 2000
Cash paid during year for:
Interest expense	$59	$69	$402	$372
Income taxes	25	77	50	211
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	180	80	360	360
Shareholder receivable reduction due to retirement of stock	—	20	—	120
Conversion of convertible subordinated debenture to common stock	—	—	2,187	660
Accretion of redeemable preferred stock to redemption value	—	—	150	—
Dividends accrued on redeemable preferred stock	—	—	594	—
Change in value of redeemable common stock	—	—	(37)	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At September 24, 2000 we owned and operated 50 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since late 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, and 17 through October 2000. We intend to open 17 new restaurants in fiscal 2001, of which we expect twelve to open in the first half of fiscal 2001.

In the past, the sales growth pattern of our new restaurants in the first two years of operation differed from the typical sales growth pattern for new restaurants in most other casual dining concepts. Our restaurants typically experienced lower sales during the first few periods after opening, with gradually increasing restaurant sales during the remainder of the restaurants' first year of operation. In the second year of operation, our restaurants experienced significant comparable restaurant sales growth. Due to the high sales volumes of our new restaurant openings during the past twelve months, particularly in markets where we have multiple restaurants, we believe that this "discovery" growth pattern over the first two years of operation has moderated. While we still rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales, our new restaurant openings in existing markets, and even some of our new restaurant openings in new markets, have experienced a core base of loyal customers from the first week of opening. We continue to expect that our restaurants will, on average, generate increased sales in the second year of operation, although we believe that the rate of increase will be reduced from the levels experienced in the past. We continue to expect that, in general, our mature restaurants, those restaurants over two years old, will generate moderate sales increases each year. However, as this base of mature restaurants continues to grow, any impact from new restaurant openings on comparable restaurant sales will continue to lessen. In light of these higher sales volumes at our newly opened restaurants, beginning in fiscal 2001, we will change our calculation of comparable restaurant sales from a twelve month method to 18 months, which is more prevalent in industry practice.

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

Results of Operations

Our operating results for the thirteen and thirty-nine week periods ended September 26, 1999 and September 24, 2000 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 1999	September 24, 2000	September 26, 1999	September 24, 2000
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Restaurant costs:
Product	27.7%	26.5%	27.7%	26.5%
Labor	32.5%	31.8%	32.2%	32.1%
Direct and occupancy	20.4%	20.1%	20.5%	19.7%
Depreciation and amortization	4.5%	4.8%	4.5%	4.9%

Total restaurant costs	85.2%	83.1%	84.9%	83.1%
General and administrative expenses	8.3%	5.5%	9.1%	6.0%
Preopening costs	6.0%	4.2%	5.6%	4.2%

Operating income	0.6%	7.3%	0.4%	6.7%
Interest income	(1.0)%	(0.8)%	(0.9)%	(0.5)%
Interest expense	0.3%	0.3%	0.9%	0.4%

Income before subordinated debt conversion costs, income taxes and extraordinary item	1.2%	7.7%	0.5%	6.7%

        Thirteen Weeks Ended September 26, 1999 Compared to the Thirteen Weeks Ended September 24, 2000

        Restaurant Sales. Restaurant sales increased by $14.8 million, or 79.4%, to $33.4 million in the third quarter of fiscal 2000 from $18.6 million in the third quarter of fiscal 1999. The total increase consisted of restaurant sales of approximately $14.0 million at 25 new restaurants opened within the last 15 months and approximately $800,000 in comparable restaurant sales increases. Comparable restaurant sales increased by 4.3% in the third quarter of fiscal 2000, due primarily to an increase in our average check from approximately $20 in the third quarter of fiscal 1999 to approximately $21 in the third quarter of fiscal 2000. This increase in our average check was a result of our price increase of approximately 2% implemented at the beginning of fiscal 2000 and to the increased sales of specials and "To Go" items. We expect our comparable restaurant sales increase in the fourth quarter of fiscal 2000 to be comparable to that experienced in the third quarter of fiscal 2000.

        Product. Product costs increased by $3.7 million to $8.9 million in the third quarter of fiscal 2000 from $5.2 million in the third quarter of fiscal 1999. Product costs as a percentage of restaurant sales decreased to 26.5% in the third quarter of fiscal 2000 from 27.7% in the third quarter of fiscal 1999. This decrease resulted from management's efforts to reduce product costs and from the price increase taken at the beginning of fiscal 2000. We expect product costs as a percentage of sales in the fourth quarter of fiscal 2000 to be slightly lower than that experienced in the third quarter of fiscal 2000.

        Labor. Labor costs increased by $4.5 million to $10.6 million in the third quarter of fiscal 2000 from $6.1 million in the third quarter of fiscal 1999. Labor costs decreased as a percentage of restaurant sales to 31.8% in the third quarter of fiscal 2000 from 32.5% in the third quarter of fiscal 1999. This decrease was a result of management's efforts to reduce these costs, particularly at new restaurants, and to the price increase taken at the beginning of fiscal 2000. We expect labor costs as a percentage of sales in the fourth quarter of fiscal 2000 to be comparable with the third quarter.

        Direct and Occupancy. Direct and occupancy costs increased by $2.9 million to $6.7 million in the third quarter of fiscal 2000 from $3.8 million in the third quarter of fiscal 1999. Direct and occupancy costs as a percentage of restaurant sales decreased to 20.1% in the third quarter of fiscal 2000 from 20.4% in the third quarter of fiscal 1999. This decrease as a percentage of restaurant sales was a result of the increased sales volumes because the majority of the direct and occupancy costs are fixed in nature. We expect direct and occupancy costs to decrease in the fourth quarter compared with the third quarter due to increased sales resulting from the additional week in the fourth quarter.

        Depreciation and Amortization. Depreciation and amortization expenses increased by $749,000 to $1,590,000 in the third quarter of fiscal 2000 from $841,000 in the third quarter of fiscal 1999. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

        General and Administrative. General and administrative expenses increased by $286,000 to $1,829,000 in the third quarter of fiscal 2000 from $1,543,000 in the third quarter of fiscal 1999. General and administrative expenses as a percentage of restaurant sales decreased to 5.5% in the third quarter of fiscal 2000 from 8.3% in the third quarter of fiscal 1999. We expect that general and administrative expenses will continue to increase in dollar amount in the future, but continue to decrease as a percentage of restaurant sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

        Preopening. Preopening costs increased by $274,000 to $1,388,000 in the third quarter of fiscal 2000 from $1,114,000 in the third quarter of fiscal 1999. Preopening costs decreased as a percentage of sales to 4.2% in the third quarter of fiscal 2000 from 6.0% in the third quarter of fiscal 1999. We expect preopening costs to decrease both in amount and as a percentage of sales in the fourth quarter of fiscal 2000 due to the opening of one restaurant during the quarter compared with four restaurants opened in the fourth quarter of fiscal 1999.

        Interest (Income) Expense. Net interest income increased $30,000 to $158,000 in the third quarter of fiscal 2000 from $128,000 in the third quarter of fiscal 1999. The increase in net interest income primarily resulted from higher investment yields during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. We expect net interest income to decrease during the fourth quarter of 2000 due to fewer invested assets during the quarter.

        Provision / Benefit for Income Taxes. The provision for income taxes in the third quarter of fiscal 2000 represents our estimate of our income tax rate for fiscal 2000. In the third quarter of fiscal 1999, we recognized a small tax benefit due to the expected utilization of our net operating loss carry-forwards. At the end of fiscal 1999, we recorded a $1.8 million benefit for income taxes as the utilization of our tax loss carry-forwards from prior years was deemed more likely than not. We expect these net operating loss carry-forwards to be utilized prior to their expiration.

        Thirty-Nine Weeks Ended September 26, 1999 Compared to the Thirty-Nine Weeks Ended September 24, 2000

        Restaurant Sales. Restaurant sales increased by $41.3 million, or 84.9%, to $89.9 million for the first three quarters of fiscal 2000 from $48.6 million for the first three quarters of fiscal 1999. The total increase consisted of restaurant sales of approximately $38.4 million at 31 new restaurants opened within the last 21 months and approximately $2.9 million in comparable restaurant sales increases. Comparable restaurant sales increased by 6.2% in the first three quarters fiscal 2000, due primarily to an increase in our average check from approximately $20 in the first three quarters of fiscal 1999 to approximately $21 in the first three quarters of fiscal 2000. This increase in our average check was a result of our price increase of approximately 2% implemented at the beginning of fiscal 2000 and to the increased sales of specials and "To Go" items.

        Product. Product costs increased by $10.3 million to $23.8 million for the first three quarters of fiscal 2000 from $13.5 million for the first three quarters of fiscal 1999. Product costs as a percentage of restaurant sales decreased to 26.5% for the first three quarters of fiscal 2000 from 27.7% for the first three quarters of fiscal 1999. This decrease resulted from management's efforts to reduce product costs and from the price increase taken at the beginning of fiscal 2000.

        Labor. Labor costs increased by $13.2 million to $28.9 million for the first three quarters fiscal 2000 from $15.7 million for the first three quarters of fiscal 1999. Labor costs decreased slightly as a percentage of restaurant sales to 32.1% for the first three quarters of fiscal 2000 from 32.2% for the first three quarters of fiscal 1999.

        Direct and Occupancy. Direct and occupancy costs increased by $7.7 million to $17.7 million for the first three quarters of fiscal 2000 from $10.0 million for the first three quarters of fiscal 1999. Direct and occupancy costs as a percentage of restaurant sales decreased to 19.7% for the first three quarters of fiscal 2000 from 20.5% for the first three quarters of fiscal 1999. This decrease as a percentage of restaurant sales was primarily a result of increased sales volumes and owning some or all of the property at 15 restaurant locations at the end of the third quarter of fiscal 2000 compared to five at the end of the third quarter of fiscal 1999. Increased sales volumes generally reduce direct and occupancy costs as they are primarily fixed in nature. Owning restaurant properties reduces the required amount of rent to be paid under a lease obligation and increases the amount of depreciation expense charged.

        Depreciation and Amortization. Depreciation and amortization expenses increased by $2.2 million to $4.4 million for the first three quarters of fiscal 2000 from $2.2 million for the first three quarters of fiscal 1999. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

        General and Administrative. General and administrative expenses increased by $1.0 million to $5.4 million for the first three quarters of fiscal 2000 from $4.4 million for the first three quarters of fiscal 1999. General and administrative expenses as a percentage of restaurant sales decreased to 6.0% for the first three quarters of fiscal 2000 from 9.1% for the first three quarters of fiscal 1999.

        Preopening. Preopening costs increased by $1.1 million to $3.8 million for the first three quarters of fiscal 2000 from $2.7 for the first three quarters of fiscal 1999. Preopening costs decreased as a percentage of sales to 4.2% for the first three quarters of fiscal 2000 from 5.6% for the first three quarters of fiscal 1999. The increase in the amount of preopening costs was a result of 16 restaurants opened in the first three quarters of fiscal 2000 compared to 11 restaurants opened in the first three quarters of fiscal 1999. The decrease in preopening costs as a percentage of sales are due to higher sales from a larger base of restaurants as well as comparable restaurant sales increases.

        Interest (Income) Expense. Net interest income increased $30,000 to $66,000 for the first three quarters of fiscal 2000 from $36,000 for the first three quarters of fiscal 1999.

        Provision / Benefit for Income Taxes. The provision for income taxes in the first three quarters of fiscal 2000 represents our estimate of our income tax rate for fiscal 2000. For the first three quarters of fiscal 1999, we recognized a small tax benefit due to the expected utilization of our net operating loss carry-forwards. At the end of fiscal 1999, we recorded a $1.8 million benefit for income taxes as the utilization of our tax loss carry-forwards from prior years was deemed more likely than not. We expect these net operating loss carry-forwards to be utilized prior to their expiration.

        Liquidity and Capital Resources

        Prior to fiscal 1999, we had incurred significant net losses, primarily due to restaurant development and the costs of hiring senior management to develop and implement our expansion strategy. In the past, we generated income from our restaurant operations, but incurred aggregate net losses of $6.1 million through December 26, 1999. We have funded our capital requirements through sales of equity securities, debt financing and sale-leaseback arrangements. Net cash provided by operating activities was $5.0 million for the first three quarters of fiscal 2000 compared with $3.1 million for the first three quarters of fiscal 1999. We expect to continue to generate cash from operating activities in future periods.

        We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $31.7 million for the first three quarters of fiscal 2000 compared with $26.3 million for the first three quarters of fiscal 1999. We opened 16 new restaurants in the first three quarters of fiscal 2000 compared to 11 new restaurants in the first three quarters of fiscal 1999. Through September 24, 2000, we have spent approximately $5.4 million on restaurants that we have opened in the fourth quarter of fiscal 2000 and expect to open in future years. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to range from $175,000 to $210,000. To date, the majority of our restaurants have been renovations of existing facilities ranging in size from 4,500 square feet to 10,400 square feet. We anticipate that future restaurants will typically range in size from 7,500 square feet to 9,000 square feet. In fiscal 2000, we built eight restaurants based upon our prototype designs. These designs are expected to require between $1,500,000 and $2,000,000 in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants as our lease costs relate to the land only and not the building. We have in the past and we may in the future acquire the land for our restaurants. The cost of any land purchases is not included in the cash investment amounts above. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

        Net cash provided by financing operations was $35.1 million for the first three quarters of 2000 compared with $28.7 million for the first three quarters of fiscal 1999. Financing activities in fiscal 2000 and fiscal 1999 consisted primarily of sales of equity securities as well as long-term debt and line of credit financings. At September 24, 2000, we had a $15 million line of credit, with no amounts outstanding. The line of credit expires in September 2001 and bears interest at the lower of US Bank's reference rate or LIBOR plus 1.875% to 2.375% (8.535% to 9.035%), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.5% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We are currently negotiating with our lenders to increase the amount of our line of credit and to reduce the fee that we are required to pay on all unused line of credit funds. We cannot predict whether our existing lenders will ultimately agree to these adjustments.

        Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations and currently available borrowings will be sufficient to fund our capital requirements through the year 2001. To fund future operations, we will need to raise additional capital through public or private equity or debt financing to continue our current growth rate. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

        Disclosure Regarding Forward-Looking Statements

        This Form 10-Q for the third quarter ended September 24, 2000 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", " believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel. Our comparable store sales percentage increases could moderate as a result of competition, general economic conditions, changes in consumer preferences or discretionary consumer spending, or changes in our historical sales growth pattern. Product costs could be adversely affected by increased distribution prices by SYSCO Corporation or a failure to perform by SYSCO, as well as adverse weather conditions, governmental regulation and general economic conditions. Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract sufficient employees. Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms as well as general economic conditions. General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions. Our ability to generate net interest income for the remainder of fiscal 2000 could be adversely affected by the rate of return on our investments, the amount we are able to invest and our need for additional borrowings on our credit facilities. Preopening expenses could increase due to additional restaurant openings, acceleration in new restaurant openings or increased expenses in opening new restaurants. Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts. Additional factors that could cause actual results to differ include: risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; and complaints or litigation from guests. Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 26, 1999. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

        We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities. We invest our cash and cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, overnight investments in commercial paper, and short term government and corporate bonds. We have invested the net proceeds from our public offerings in similar investment grade and highly liquid investments.

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

        None

        Item 3.  Defaults upon Senior Securities

        None

        Item 4.  Submission of Matters to a Vote of Security Holders

        None

        Item 5.  Other Information

        None

        Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Company (2)	Incorporated By Reference
4.1	Specimen Common Stock Certificate (3)	Incorporated By Reference
4.2	Securities Purchase Agreement dated as of October 13, 1998 between the Company and the Purchasers (4)	Incorporated By Reference
4.3	Non-Statutory Stock Option Agreement between the Company and 1204 Harmon Partnership dated as of June 1, 1998 (5)	Incorporated By Reference
4.4	Form of stock purchase warrant dated as of October 31, 1997 (6)	Incorporated By Reference
10.1	Credit Agreement dated as of September 27, 1999 (7)	Incorporated By Reference
10.2	First Amendment to Credit Agreement dated as of October 21, 1999 (8)	Incorporated By Reference
10.3	Second Amendment to Credit Agreement dated as of December 24, 1999 (9)	Incorporated By Reference
10.4	Third Amendment to Credit Agreement dated as of March 3, 2000 (10)	Incorporated By Reference
10.5	Amendment No.1 to Amended and Restated Employment Agreement dated September 20, 2000 between the Company and Joseph P. Micatrotto.	Electronic Transmission
27.1	Financial Data Schedule for the quarter ended September 24, 2000	Electronic Transmission

(1)	Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(2)	Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(3)	Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(4)	Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(5)	Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(6)	Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(7)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.

(8)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999.

(9)	Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-32794).

(10)	Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 Registration No. 333-32794).

        (b) Valuation and Qualifying Accounts:

        None

        (c) Reports on Form 8-K

        No reports on Form 8-K were filed during the fiscal quarter ended September 24, 2000.

        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        BUCA, Inc.
        (Registrant)

Date: November 8, 2000	by:	/s/ Joseph P. Micatrotto Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2000	by:	/s/ Greg A. Gadel Greg A. Gadel Chief Financial Officer, Secretary and Treasurer (Principal Financial Accounting Officer)