Form 10-K405
period 2000-12-31
BUCA INC /MN
filed 2001-03-30
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 27, 2001 was $243,192,586, based on the closing sale price for BUCA's common stock on that date. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 27, 2001 the registrant had 16,144,862 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held June 12, 2001 are incorporated by reference in Part III.


                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections about the restaurant industry, and our beliefs and assumptions. We intend words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "will" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.


Item 1.   Business

     Unless otherwise indicated, references to "2000" mean BUCA's fiscal year ending December 31, 2000, references to "1999" mean BUCA's fiscal year ending December 26, 1999, references to "1998" mean BUCA's fiscal year ending December 27, 1998, and references to "1997" mean BUCA's fiscal year ending December 28, 1997.


Overview

     BUCA, Inc. owns and operates full service, dinner-only restaurants under the name BUCA di BEPPO. Our restaurants offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

     Our food is based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. Our menu features dishes such as the BUCA di BEPPO 1893 salad, chicken cacciatore, spaghetti with half-pound meat balls, eggplant parmigiana, ravioli al pomodoro, veal marsala, garlic mashed potatoes, pizza arrabiatta and tiramisu. These dishes, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the immigrant Southern Italian kitchen. Our oversized portions, served family-style on large platters, are designed to overwhelm guests with an abundance of high quality food. In family-style serving, each item is shared by the entire table, which encourages guests to interact and enjoy the meal together.

     We design each of our restaurants to be a fun, high-energy destination. Each BUCA di BEPPO restaurant in a market is unique, which reinforces our image as a collection of neighborhood restaurants. Our food, decor and family-style servings all promote a fun, celebratory and socially interactive dining experience that emulates a traditional Italian/American evening meal. We believe that our restaurants provide superior unit level economics. We are pursuing a rapid but disciplined expansion strategy. Our objective is to become the dominant family-style, immigrant Southern Italian restaurant in each of our markets.


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

     Some of our most popular menu items include the BUCA di BEPPO 1893 salad, chicken cacciatore, spaghetti with half-pound meat balls, eggplant parmigiana, ravioli al pomodoro, veal marsala, garlic mashed potatoes, pizza arrabiatta and tiramisu. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the immigrant Southern Italian kitchen. We also offer daily specials centered around a genre of Southern Italian cooking called "cucina di povera," which translates as "cuisine of the poor." We believe that our daily specials play a vital role in keeping the menu fresh and allow us to test prospective permanent menu items. Beginning in fiscal 2001, we have added a baked specialties menu to each of our restaurants. These specialties will be offered every day to our customers and will include some of our most popular baked specials (currently Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells).

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

     Our menu pricing is consistent within a market, but may differ slightly from one market to the next. Main menu entrees range in price from $9.95 to $19.95, while baked specialties and daily specials are typically priced higher. All are designed to be shared by the entire party at the table. The average check per guest in fiscal 2000 was approximately $21, including beverages. In fiscal 2000, alcoholic beverages, primarily table wine, accounted for approximately 25% of in-restaurant sales for all restaurants. Alcoholic beverage sales as a percentage of in-restaurant sales for our restaurants open at least three years remained constant with fiscal 1999 at approximately 28%.

Operations

     Restaurant Management. Our ability to effectively manage restaurants over a diverse geographic area will continue to be critical to our overall success. We currently have six Divisional Vice Presidents of Operations. Each Divisional Vice President is expected to effectively manage up to 15 restaurants. Our Divisional Vice Presidents supervise each Paisano within his or her territory with the goal of achieving an expected return on investment through the successful implementation and operation of the BUCA di BEPPO concept. We believe that our Divisional Vice Presidents can accomplish this broad supervisory task in large part because of the experience and high caliber of our Paisano Partners. In addition, because we are a dinner-only concept, the number of meal shifts that the Paisano Partner and, indirectly, the Divisional Vice President, must supervise are approximately one-half of most restaurants in the industry. The typical restaurant management team consists of the Paisano Partner, Kitchen Manager, Assistant General Manager and Assistant Kitchen Manager. Under the Paisano Partners program, this management team receives a percentage of incremental restaurant cash flow after their restaurant achieves certain minimum performance levels. Each member of our restaurant management team is cross-trained in all operational areas. As we grow our restaurants and expand geographically, we expect to add additional Divisional Vice Presidents.

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

     Training. We provide all new employees with intensive training to ensure they are provided with the tools to excel in their position. This training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new employee's progress at pre-determined stages within the training schedule. Each new member of the restaurant management team participates in a 12-week training program. All management employees receive kitchen training. Beginning in the summer of 1999, all field management employees complete a minimum of one week of training at "Buca University." Buca University is a training program held in Minneapolis, Minnesota. This program combines hands-on training conducted in the four restaurants in the Minneapolis market with classroom instruction from each of the various home office departments. In addition to the formal training programs, we maintain detailed operating procedure manuals, standards, controls, food line management systems and a food culture book to complement the training received at all levels.

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


Marketing

     Our marketing strategy is to communicate the BUCA di BEPPO brand through many creative and non-traditional avenues. We focus our efforts on getting people in the local community, particularly civic, business and media leaders, to talk about the BUCA di BEPPO experience. Consistent with the amount spent in fiscal 2000, we expect to continue investing approximately 2% to 3% of restaurant sales in marketing efforts in the future, primarily in connection with the opening of new restaurants.

     In connection with new restaurant openings, we contract with local public relations firms to assist us in establishing and sustaining the BUCA di BEPPO brand. By organizing events like preopening parties and concierge dinners, these firms focus primarily on introducing BUCA di BEPPO restaurants to opinion leaders, such as civic and media personalities, and to hospitality industry leaders such as key hotel staff, meeting planners and convention and visitors bureau representatives.

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

Employees

     At December 31, 2000, we had 4,000 employees, 70 served in administrative or executive capacities, 230 served as restaurant management personnel, and the remainder were hourly restaurant personnel.

     None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Intellectual Property

     We have registered the servicemarks "BUCA," "BEPPO" and "BUCA DI BEPPO" with the United States Patent and Trademark Office. We have federal trademark applications pending for the following design marks: "BUCA DI BEPPO" & design, Cherubs & Bowl design, Curtain design, Pouring Chianti Bottle design, and Smoking Cherub design. We believe that our trademarks, service marks, trade dress and other proprietary rights have significant value and are important to the marketing of our restaurant concept. We have in the past protected our proprietary rights and expect to continue to vigorously protect those rights in the future. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation and/or infringement of these rights or the use by others of restaurant features based upon, or otherwise similar to, our overall concept. It may be difficult for us to prevent others from copying discrete elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations with names confusingly similar to the marks we use may try to prevent us from using our marks in those locales.

Our History

     The BUCA di BEPPO concept was created in Minneapolis in 1993 by our founder, Philip A. Roberts, and originally operated by a company owned by Mr. Roberts, Don W. Hays and Peter J. Mihajlov. On December 31, 1994, this company was acquired by Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area. Mr. Roberts, Mr. Hays and Mr. Mihajlov are the principle shareholders of Parasole. From January 1995 through September 1996, BUCA operated as a wholly owned subsidiary of Parasole. On September 30, 1996, we were spun-off from Parasole through a share dividend of our common stock pro rata among the Parasole shareholders to create a better vehicle for obtaining financing for our expansion plans.

Competition

     The restaurant industry is intensely competitive. We compete on the basis of taste, quality, price of food offered, guest service, location, ambiance and overall dining experience. We have many well established competitors, both nationally and locally owned Italian and non-Italian concepts, with substantially greater financial resources and a longer history of operations than we do. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites. Changes in consumer tastes, economic conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect our business as could the unavailability of experienced management and hourly employees.

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

Risk Factors


Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

     To continue to grow, we must open new BUCA di BEPPO restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. We expanded from 11 restaurants at the end of fiscal 1997 to 51 restaurants at the end of fiscal 2000. We expect to open a total of 17 restaurants during fiscal 2001. Our ability to expand successfully will depend on a number of factors, some of which are beyond our control, including the:

     o    identification and availability of suitable restaurant sites;

     o    competition for restaurant sites;

     o    negotiation of favorable leases;

     o timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

     o    management of construction and development costs of new restaurants;

     o    securing of required governmental approvals, permits and licenses;

     o recruitment of qualified operating personnel, particularly Paisano Partners and kitchen managers;

     o    competition in new markets; and

     o    general economic conditions.

     In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets. Furthermore, a sustained history of operating losses at a restaurant could result in a charge for impairment of assets. See Note 1 to our audited consolidated financial statements for a discussion of the asset impairment criteria.

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

Fluctuations in Our Operating Results May Result in Decreases in Our Stock Price

     Our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, seasonality of restaurant sales, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions. As a result, our operating results may fall below the expectations of public market analysts and investors. In that event, the price of our common stock would likely decrease.

     In the past, our preopening costs have varied significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly preopening costs and labor and direct and occupancy costs. Due to these factors, results for a quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our historical operating results.

Because of Our Small Restaurant Base, Our Operating Results Could Be Materially Adversely Affected By the Negative Performance of a Small Number of Restaurants

     Due to our small restaurant base, poor operating results at any one or more restaurants could materially adversely affect our business, financial condition, operating results or cash flows. Our operating results achieved to date may not be indicative of our future operating results with a larger number of restaurants in a more diverse geographic area.

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

We May Be Unable to Sustain Profitability

     We intend to expend significant financial and management resources on the development of additional restaurants. We cannot predict whether we will be able to sustain revenue growth, profitability or positive cash flow in the future. Failure to achieve these objectives may cause our stock price to decline and make it difficult to raise additional capital. See "Item 6. Selected Consolidated Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" for information on the history of our losses.

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

We Could Face Potential Labor Shortages

     Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff, necessary to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

Our Operations Depend on Governmental Licenses and We May Face Liability Under Dram Shop Statutes

     Our business depends on obtaining and maintaining required food service, health department and liquor licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to "dram shop" statutes in most states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See "Item 1. Business--Government Regulation" for a discussion of the regulations we must comply with.

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

     Although we expect that the net proceeds of the recent private placement, combined with other resources, will be sufficient to fund our capital requirements at least through fiscal 2002, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

     o future actual cash flows from operations fail to meet our expectations;

     o costs and capital expenditures for new restaurant development exceed anticipated amounts;

     o we are unable to obtain sale-leaseback financing of certain restaurants;

     o landlord contributions, loans and other incentives are lower than expected;

     o    we are required to reduce prices to respond to competitive pressures;
          or

     o we are able to secure a greater number of attractive development sites than currently anticipated.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of our historical and anticipated capital needs.

We May Suffer from Uninsured Losses which Could Have a Material Adverse Effect on Our Business

     We have comprehensive insurance, including general liability, fire, extended coverage and employee practices liability coverage. However, there are certain types of losses that may be uninsurable or that we believe are not economically insurable, such as earthquakes and other natural disasters. In view of the location of many of our existing and planned restaurants in

California and other earthquake prone areas of the Western United States, our operations are susceptible to damage and disruption caused by earthquakes. In the event of an earthquake or other natural disaster affecting one or more geographic areas of our operations, we could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties. In addition, we do not currently maintain any insurance coverage for the effects of adverse publicity, and any adverse publicity could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

California's Current Energy Crisis Could Disrupt Our Operations and Nationwide Increases in Energy Costs Could Increase Our Expenses

     We currently operate a significant number of our restaurants in California. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt the power supply at one or more of our restaurants, those restaurants would be temporarily unable to continue operations. Any interruption in our ability to continue operations at our restaurants could result in lost revenue, which could harm our business and results of operations. In addition, energy costs nationwide, including natural gas and electricity, have risen and may continue to rise significantly in the future. If we cannot pass along these costs to our customers, our margins will suffer and our net income would decrease.

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

Item 2.   Properties

     We currently lease the land and building at all 37 of our restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 16 and own the land and building at five. Current restaurant leases have expiration dates ranging from 2003 to 2018, with all of the leases providing for an option to renew for a minimum of one additional five-year term.

     We currently own and operate 58 restaurants located in 33 markets in 19 states and the District of Columbia.

                                                                     Number of
     Market                                                          Restaurants
     ------                                                          -----------
     Phoenix, Arizona................................................     2
     Los Angeles, California.........................................     9
     Sacramento, California..........................................     1
     San Diego, California...........................................     1
     San Francisco, California.......................................     3
     Denver, Colorado................................................     1
     Colorado Springs, Colorado......................................     1
     Daytona Beach, Florida..........................................     1
     Miami, Florida..................................................     2
     Orlando, Florida................................................     1
     Naples, Florida.................................................     1
     Tampa Bay, Florida..............................................     1
     Des Moines, Iowa................................................     1
     Chicago, Illinois...............................................     4
     Indianapolis, Indiana...........................................     2
     Kansas City, Kansas.............................................     1
     Louisville, Kentucky............................................     1
     Detroit, Michigan...............................................     1
     Minneapolis, Minnesota..........................................     4
     Omaha, Nebraska.................................................     1
     Las Vegas, Nevada...............................................     2
     Buffalo, New York...............................................     1
     Albany, New York................................................     1
     Cincinnati, Ohio................................................     1
     Cleveland, Ohio.................................................     2
     Columbus, Ohio..................................................     1
     Philadelphia, Pennsylvania......................................     3
     Pittsburgh, Pennsylvania........................................     1
     Dallas, Texas...................................................     1
     Houston, Texas..................................................     2
     Seattle, Washington.............................................     2
     Milwaukee, Wisconsin............................................     1
     Washington, District of Columbia................................     1


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


Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item X.   Executive Officers of the Registrant

     Our executive officers are as follows:

     Name                       Age       Position
     ----                       ---       --------
     Joseph P. Micatrotto       49        President, Chief Executive Officer and Chairman of the Board

     Greg A. Gadel              41        Executive Vice President, Chief Financial Officer, Treasurer and
                                          Secretary

     Leonard A. Ghilani         39        Chief Operations Officer

     None of the above executive officers is related to each other or to any of our other directors.

     Joseph P. Micatrotto joined BUCA in 1996 as our President and Chief Executive Officer, and as a director and in July 1999 became Chairman of the Board. Mr. Micatrotto's 27 year career in restaurant management includes being CEO of Panda Management Company, Inc. where he led the company's expansion and president and CEO of Chi-Chi's Mexican Restaurant, Inc., where he was instrumental in its national growth. Mr. Micatrotto is active on various boards and industry groups. He currently serves on the board of directors of the National Restaurant Association and the American Beverage Institute.

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

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock trades on the Nasdaq National Market System under the symbol "BUCA." As of March 27, 2001 there were approximately 237 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock since our initial public offering on April 20, 1999, as reported by the Nasdaq Stock Market.

     Period                                   High                Low
     ---------------------------------- ------------------ ------------------
     1999 Second Quarter                    $ 20.2500          $ 15.7500
     1999 Third Quarter                       18.8750            10.0625
     1999 Fourth Quarter                      14.5625             8.3750
     2000 First Quarter                       15.2500             8.3750
     2000 Second Quarter                      18.0000            11.5000
     2000 Third Quarter                       18.2500            10.1250
     2000 Fourth Quarter                      17.0625            10.4375

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

     From September 24, 2000 to December 31, 2000, we have sold the following securities pursuant to exemption from registration under the Securities Act. All of the sales were made in reliance upon the exemptions from registration provided under Section 3(a)(9), and under Section 4(2) and Regulation D of the Securities Act for transactions not involving a public offering. All shares were issued directly by us, no underwriters were involved and no discount, commission or other transaction-related remuneration was paid:

     On December 15, 2000, we issued 7,707 shares of common stock for $77.07, or $.01 per share, to an outside investor upon exercise of warrants previously issued to the investor and 7,045 shares of common stock to an outside investor upon conversion and surrender of 7,050 warrants previously issued to the investor.

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
           (in thousands, except share, per share and operating data)

     The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 31, 2000 are derived from our audited consolidated financial statements. The consolidated financial statements and their notes for each of the three fiscal years ended December 31, 2000, and the report of independent public accountants on those years, are included elsewhere in this Annual Report on Form 10-K. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K. We changed our fiscal year-end from December 31 to the last Sunday in December, beginning with the fiscal year ended December 28, 1997.

                                                                                           Fiscal Year Ended
                                                                    Dec. 31,      Dec. 28,      Dec. 27,     Dec. 26,      Dec 31,
                                                                      1996          1997          1998         1999          2000
                                                                      ----          ----          ----         ----          ----
Consolidated Statements of Operations Data:
Restaurant sales............................................         $ 11,316     $ 19,030      $ 38,483     $ 71,528    $   129,790
Restaurant costs:...........................................
   Product..................................................            3,471        5,520        10,876       19,723        34,016
   Labor....................................................            3,723        6,478        12,342       23,069        41,113
   Direct and occupancy.....................................            2,242        3,750         8,078       14,551        25,405
   Depreciation and amortization............................              381          781         1,617        3,169         6,190
                                                                     ---------    ---------     ---------    ---------   ----------

     Total restaurant costs.................................            9,817       16,529        32,913       60,512       106,724
General and administrative expenses.........................            1,988        3,760         5,568        5,924         7,562
Preopening costs............................................              430        1,140         1,895        3,600         4,423
                                                                     ---------    ---------     ---------    ---------   ----------

Operating (loss) income.....................................             (919)      (2,399)       (1,893)       1,492        11,081
Interest income.............................................               79          158           152          495           605
Interest expense............................................             (374)        (655)       (1,188)        (499)         (480)
Subordinated debt conversion costs..........................               --           --            --         (954)           --
                                                                     ---------    ---------     ---------    ---------   ----------

(Loss) income before income taxes, cumulative effect of change
   in accounting principle and extraordinary items..........           (1,214)      (2,896)       (2,929)         534        11,206
Benefit (provision) for income taxes........................              101          (72)          (17)       1,817        (3,922)
                                                                     ---------    ---------     ---------    ---------   ----------

(Loss) income before cumulative effect of change in
   accounting principle and extraordinary items.............           (1,113)      (2,968)       (2,946)       2,351         7,284
Cumulative effect of change in accounting principle related
   to preopening costs......................................               --         (351)           --           --            --
Extraordinary loss on extinguishment of debt................               --           --            --         (927)           --
                                                                     ---------    ---------     ---------    ---------   ----------

Net (loss) income...........................................           (1,113)      (3,319)       (2,946)       1,424         7,284
Cumulative preferred stock dividends, accretion of preferred stock to redemption value, and change in redeemable
   common stock.............................................           (3,687)      (1,986)       (2,189)        (744)           --
                                                                     ---------    ---------     ---------    ---------   ----------
Net (loss) income applicable to common stock................         $ (4,800)    $ (5,305)     $ (5,135)    $    680    $    7,284
                                                                     =========    =========     =========    =========   ==========
Net (loss) income per share applicable to common
   stock-basic..............................................         $  (1.96)    $  (2.13)     $  (2.04)    $    .08    $      .56
                                                                     =========    =========     =========    =========   ==========
Net (loss) income per share applicable to common
   stock-diluted............................................         $  (1.96)    $  (2.13)     $  (2.04)    $    .08    $      .54
                                                                     =========    =========     =========    =========   ==========
Weighted average common shares outstanding-basic............         2,444,666    2,490,136     2,512,309    8,110,807   13,124,182
                                                                     =========    =========     =========    =========   ==========
Weighted average common shares outstanding-diluted..........         2,444,666    2,490,136     2,512,309    8,654,536   13,575,762
                                                                     =========    =========     =========    =========   ==========

                                                                                  Fiscal Year Ended
                                                                      Dec. 28,        Dec. 27,         Dec. 26,        Dec. 31,
                                                                        1997            1998             1999            2000
                                                                        ----            ----             ----            ----
Operating Data:
Comparable restaurant sales increase(1)..........                         8.9%            13.3%            9.6%             6.0%
Average weekly restaurant sales..................                      $47,579           52,727          54,229           55,609
Restaurants open at end of period................                           11               19              34              51

                                                                                        As of
                                                      Dec. 31,         Dec. 28,        Dec. 27,        Dec. 26,        Dec 31,
                                                        1996             1997            1998            1999            2000
                                                        ----             ----            ----            ----            ----
Consolidated Balance Sheet Data:
Cash and cash equivalents.....................         $ 5,750         $ 6,099          $6,576          $ 1,726         $ 9,249
Total assets..................................          12,771          21,288          37,560           75,945         123,437
Total debt, including current portion.........           3,940           5,460           7,866            1,738           1,806
Shareholders' (deficit) equity................          (4,942)         (9,284)        (13,540)          61,709         104,390

--------------
(1) The calculation of comparable restaurant sales increase includes restaurants open for 12 full calendar months, as adjusted to provide comparable 52-week or 53-week fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


     At December 31, 2000, we owned and operated 51 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, and 17 in 2000. We intend to open 17 new restaurants in fiscal 2001, of which seven have opened through March 2001. The remaining ten have leases signed, of which eight are under construction.


     In the past, the sales growth pattern of our new restaurants in the first two years of operation differed from the typical sales growth pattern for new restaurants in most other casual dining concepts. Our restaurants typically experienced lower sales during the first few periods after opening, with gradually increasing restaurant sales during the remainder of the restaurants' first year of operation. In the second year of operation, our restaurants experienced significant comparable restaurant sales growth. Due to the high sales volumes of our new restaurant openings during the past twelve months, particularly in markets where we have multiple restaurants, we believe that this "discovery" growth pattern over the first two years of operation has moderated. While we still rely primarily on word-of-mouth advertising and repeat business to generate increased restaurant sales, our new restaurant openings in existing markets, and even some of our new restaurant openings in new markets, have experienced a core base of loyal customers from the first week of opening. We continue to expect that our restaurants will, on average, generate increased sales in the second year of operation, although we believe that the rate of increase will be reduced from the levels experienced in the past. We continue to expect that, in general, our mature restaurants, those restaurants over two years old, will generate moderate sales increases each year. However, as this base of mature restaurants continues to grow, any impact from new restaurant openings on comparable restaurant sales will continue to lessen. In light of higher sales volumes at our newly opened restaurants, beginning in fiscal 2001 we have changed our calculation of comparable restaurant sales from 12 months to 18 months, which is more common in industry practice.


     We have expanded the use of daily specials and begun other measures to build sales in existing restaurants and reduce our product costs as a percentage of restaurant sales. Beginning in fiscal 2001, we have added a baked specialties menu to each of our restaurants. These specialties will be offered every day to our customers. The baked specialty menu will include some of our most popular baked specials (currently Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells). Besides the baked specialties, every restaurant offers from two to five specials every day. These daily specials are selected from a list of approximately 70 recipes. Both the baked specialties and daily specials are priced higher than normal menu items and generate higher margins.

     We implemented a price increase at restaurants in selected states on January 1, 2001, the first day of our fiscal 2001. These regional price increases impacted selected menu items and certain specials. We anticipate that the net effect of this price change on sales will be approximately 1%. This price increase was taken to offset increased minimum wage rates. The price increase is expected to cause product cost and labor cost to decrease as a percentage of sales in fiscal 2001 compared with fiscal 2000.

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

Results of Operations

     Our operating results for the 52 week periods ended December 27, 1998 and December 26, 1999 and the 53 week period ended December 31, 2000 expressed as a percentage of sales were as follows:

                                                        Fifty-Two        Fifty-Two         Fifty-Three
                                                        Week Fiscal      Week Fiscal       Week Fiscal
                                                        Year Ended       Year Ended        Year Ended
                                                        December 27,     December 26,      December 31,
                                                           1998             1999              2000
                                                      ----------------  ---------------   ---------------
Restaurant sales                                           100.0%           100.0%            100.0%
Restaurant costs
    Product                                                 28.3             27.6              26.2
    Labor                                                   32.1             32.3              31.7
    Direct and occupancy                                    21.0             20.3              19.6
    Depreciation and amortization                            4.2              4.4               4.8
                                                      ----------------  ---------------   ---------------
       Total restaurant costs                               85.5             84.6              82.2
                                                      ----------------  ---------------   ---------------
General and administrative expenses                         14.5              8.3               5.8
Preopening costs                                             4.9              5.0               3.4
                                                      ----------------  ---------------   ---------------
Operating (loss) income                                     (4.9)             2.1               8.5
Interest income                                              0.4              0.7               0.5
Interest expense                                            (3.1)            (0.7)             (0.4)
                                                      ----------------  ---------------   ---------------
(Loss) income before income taxes and other                 (7.6)%            2.1%              8.6%
                                                      ================  ===============   ===============

53 Week Fiscal Year Ended December 31, 2000 Compared to 52 Week Fiscal Year Ended December 26, 1999

     Restaurant Sales. Restaurant sales increased by $58.3 million, or 81.5%, to $129.8 million in fiscal 2000 from $71.5 million in fiscal 1999. The increase was attributable to $53.6 million of restaurant sales at new restaurants opened in fiscal 2000, full year sales on restaurants opened in 1999 and an extra week's worth of sales in fiscal 2000. After adjusting for the extra week of sales in fiscal 2000, sales would have increased $56.9 million, or 78.0%. Comparable restaurant sales increased by 6.0% in fiscal 2000, primarily as a result of an increase in guest visits of approximately 2%, a shift in product mix from lower to higher-priced items, and an approximate 1.8% price increase in January 2000. We expect comparable restaurants sales to increase 2% to 4% in fiscal 2001, with approximately half of the increase attributable to an increase in guest counts.

     Product. Product costs increased by $14.3 million to $34.0 million in fiscal 2000 from $19.7 million in fiscal 1999. Product costs decreased as a percentage of restaurant sales to 26.2% in fiscal 2000 from 27.6% in fiscal 1999. This reduction as a percentage of sales was primarily a result of stronger purchasing contracts for a number of key products, management's efforts to reduce costs, especially at newer restaurants, a continued shift in sales to specials which have higher product margins, and the price increase at the beginning of the year. We expect product costs to decrease as a percentage of sales in fiscal 2001 compared with fiscal 2000 due to the continued shift in sales to higher margin products, continued improvement in purchasing contracts, management's efforts to reduce costs at newer restaurants, and the price increase implemented in January 2001.

     Labor. Labor costs increased by $18.0 million to $41.1 million in fiscal 2000 from $23.1 million in fiscal 1999. Labor costs decreased as a percentage of sales to 31.7% in fiscal 2000 from 32.3% in fiscal 1999. The decrease in percentage of sales resulted from greater operating efficiencies on higher restaurant sales volumes and an increased percentage of sales coming from restaurants operating in states with minimum wage tip credit. We expect labor costs to decrease slightly as a percentage of sales in fiscal 2001 compared to fiscal 2000 because of the continued operating efficiencies on our mature base of restaurants.

     Direct and Occupancy. Direct and occupancy costs increased by $10.8 million to $25.4 million in fiscal 2000 from $14.6 million in fiscal 1999. Direct and occupancy costs decreased as a percentage of sales to 19.6% in fiscal 2000 from 20.3% in fiscal 1999. This reduction as a percentage of sales was due mainly to the increase in comparable restaurant sales and the extra week of sales, which leverages the fixed component of direct and occupancy costs, principally fixed rent, real estate taxes and utilities. We expect direct and occupancy costs to increase as a percentage of sales in fiscal 2001 compared with fiscal 2000 due to the impact of the extra week of sales in fiscal 2000 and due to higher utility costs.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $3.0 million to $6.2 million in fiscal 2000 from $3.2 million in fiscal 1999. This increase was primarily the result of depreciation recognized on capital expenditures for an increasing number of new restaurants.

     General and Administrative. General and administrative expenses increased by $1.7 million to $7.6 million in fiscal 2000 from $5.9 million in fiscal 1999. General and administrative expenses decreased as a percentage of sales to 5.8% in fiscal 2000 from 8.3% in fiscal 1999. We expect that general and administrative expenses will continue to increase in dollars in the future, but continue to decrease as a percentage of sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

     Preopening Costs. Preopening costs increased by $823,000 to $4,423,000 in fiscal 2000 from $3,600,000 in fiscal 1999. Preopening costs decreased as a percentage of sales to 3.4% in fiscal 2000 from 5.0% in fiscal 1999. The decrease in preopening costs as a percentage of sales is due to the opening of 17 restaurants on a base of 34 restaurants in fiscal 2000 compared to opening 15 restaurants on a base of 19 restaurants in fiscal 1999. We expect that preopening costs will decrease as a percentage of sales in fiscal 2001 as we expect to open 17 restaurants on a base of 51 restaurants.

     Interest Income. Interest income increased by $110,000 to $605,000 in fiscal 2000 from $495,000 in fiscal 1999. The increase in income is related to a higher amount of invested assets during the year. We expect that interest income will increase slightly during fiscal 2001 due to an increased amount of invested assets during the year compared to fiscal 2000.

     Interest Expense. Interest expense remained relatively constant at $480,000 in fiscal 2000 compared to $499,000 in fiscal 1999. We expect interest expense to decrease in fiscal 2001 due to fewer borrowings on our line of credit compared with the previous year.

     (Provision) Benefit for Income Taxes. The provision for income taxes of $3,922,000 in fiscal 2000 represents our estimated tax liability for the year. The benefit from income taxes for fiscal 1999 was $2,435,000. Of this $1,817,000 was recognized in the benefit from income taxes and $618,000 was offset against extraordinary losses on the extinguishment of debt. The benefit represents the net effect of approximately $2,700,000 recorded for our net operating loss carry-forwards less $265,000 of certain minimum state taxes based upon factors other than earnings. The majority of these operating loss carry-forwards were utilized in fiscal 2000. The remaining net operating loss carry-forwards begin to expire in fiscal 2010. We expect that our provision for income taxes will increase slightly as a percentage of pre-tax income in 2001 due to rising state income taxes.

Fiscal Year Ended December 26, 1999 Compared to Fiscal Year Ended December 27, 1998

     Restaurant Sales. Restaurant sales increased by $33.0 million, or 85.9%, to $71.5 million in fiscal 1999 from $38.5 million in fiscal 1998. The increase was attributable to restaurant sales of $16.5 million at new restaurants opened in fiscal 1999 and to increased sales at restaurants open prior to fiscal 1999. Comparable restaurant sales increased by 9.6% in fiscal 1999, primarily as a result of an increase in guest visits of approximately 7.7% and a price increase of approximately 3% in July 1998.

     Product. Product costs increased by $8.8 million to $19.7 million in fiscal 1999 from $10.9 million in fiscal 1998. Product costs as a percentage of restaurant sales decreased to 27.6% in fiscal 1999 from 28.3% in fiscal 1998. This reduction was a result of management's efforts to reduce the cost of food products and improve margins, particularly at new restaurants.

     Labor. Labor costs increased by $10.8 million to $23.1 million in fiscal 1999 from $12.3 million in fiscal 1998. Labor increased as a percentage of sales to 32.3% in fiscal 1999 from 32.1% in fiscal 1998. This increase resulted from the impact of the new restaurant openings. Labor costs at new restaurants are typically higher as a percentage of restaurant sales than labor costs at mature restaurants. During 1999, 27% of the sales weeks came from restaurants open less than six months, compared with only 24% in 1998.

     Direct and Occupancy. Direct and occupancy costs increased by $6.5 million to $14.6 million in fiscal 1999 from $8.1 million in fiscal 1998. Direct and occupancy costs decreased as a percentage of sales to 20.3% in fiscal 1999 from 21.0% in fiscal 1998. This reduction was due mainly to the increase in comparable restaurant sales, which leverages the fixed component of direct and occupancy costs, principally fixed rent, real estate taxes and utilities.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $1.6 million to $3.2 million in fiscal 1999 from $1.6 million in fiscal 1998. This increase was primarily the result of depreciation recognized on capital expenditures for an increasing number of new restaurants.

     General and Administrative. General and administrative expenses increased by $356,000 to $5,924,000 in fiscal 1999 from $5,568,000 in fiscal 1998. General and administrative expenses decreased as a percentage of sales to 8.3% in fiscal 1999 from 14.5% in fiscal 1998. The decrease in general and administrative expenses as a percentage of sales was a result of our restaurant sales growing at a much faster rate than these types of expenses.

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

     Interest (Income) Expense. Net interest expense decreased by $1,032,000 to $4,000 in fiscal 1999 from $1,036,000 in fiscal 1998. This reduction in net interest expense was due to the interest income that we earned on the investment of our initial public offering proceeds in April 1999 and the repayment at that time of our $9.0 million term loans and lines of credit that we had borrowed from our lender.

     (Provision) Benefit for Income Taxes. The benefit from income taxes for fiscal 1999 was $2,435,000. Of this $1,817,000 was recognized in the benefit from income taxes and $618,000 was offset against extraordinary losses on the extinguishment of debt. The benefit represents the net effect of approximately $2,700,000 recorded for our net operating loss carry-forwards less $265,000 of certain minimum state taxes based upon factors other than earnings. We recorded the tax benefit in fiscal 1999, as the utilization of these losses in future years was deemed probable. If not utilized, these net operating loss carry-forwards begin to expire in fiscal 2010.

Liquidity and Capital Resources

     Net cash provided by operating activities was $17.5 million in fiscal 2000 compared to $8.6 million in fiscal 1999. We expect to continue to generate cash from operating activities in future periods.

     We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $44.4 million in fiscal 2000 compared with $39.1 million in fiscal 1999. We opened 17 restaurants in fiscal 2000 and 15 restaurants in fiscal 1999. Each new leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to be approximately $185,000. Prior to 1999, the majority of our restaurants were renovations of existing facilities ranging in size from 4,500 to 10,000 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. In 1999 and 2000, we built 14 restaurants based upon our prototype designs. These designs are expected to require between $1,500,000 and $2,000,000 in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants, as our lease costs relate to the land only and not the building. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

     Net cash provided by financing activities was $34.5 million in fiscal 2000 compared with $28.2 million in fiscal 1999. Financing activities in fiscal 2000 and 1999 consisted primarily of sales of equity securities as well as long-term debt and line of credit financings. At December 31, 2000, we had a $20 million line of credit, with no amounts outstanding. The line of credit expires in December 2002 and bears interest at the lower of our lenders reference rate plus 0.0% to 0.25% or LIBOR plus 1.875% to 2.250% (6.95% to 7.32%), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We do not anticipate that the above covenants and restrictions will have a significant impact upon us.

     In March 2001, we completed a private placement of our common stock for approximately $31.4 million in net proceeds. The proceeds will be used primarily to develop new restaurants and for general corporate purposes.

     Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least 2002. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Inflation

     The primary inflationary factors affecting our operations are food, labor, and utility costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.


Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest at the lower of our lender's reference rate plus 0.0% to 0.25% or LIBOR plus 1.875% to 2.250%. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. We currently do not have any borrowings on our revolving line of credit.

     We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities. We invest our cash and cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, overnight investments in commercial paper, and short term government and corporate bonds. We have invested the net proceeds from our private placement in similar investment grade and highly liquid investments.

     Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 3%, which is consistent with our average price increase of approximately 2% in fiscal 2000, 3% in fiscal 1998 and 2% in fiscal 1997. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.


Item 8.   Financial Statements and Supplementary Data

See the Consolidated Financial Statements filed with this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the annual meeting of shareholders to be held June 12, 2001. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."


Item 11.   Executive Compensation

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the annual meeting of shareholders to be held June 12, 2001.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading "Stock Ownership of Directors, Officers and Principal Shareholders" in our Proxy Statement for the annual meeting of shareholders to be held June 12, 2001.


Item 13.   Certain Relationships and Related Transactions

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading "Certain Transactions" in our Proxy Statement for the annual meeting of shareholders to be held June 12, 2001.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Documents filed as part of this Annual Report on Form 10-K:

          1.   Consolidated Financial Statements:


                                                                                                                         Page
                                                                                                                         ----

               Independent Auditors' Report...........................................................................    F-2
               Consolidated Balance Sheets as of December 26, 1999 and December 31, 2000..............................    F-3
               Consolidated Statements of Operations for the fiscal years ended December 27, 1998, December 26, 1999
                    and December 31, 2000.............................................................................    F-4
               Consolidated Statements of Shareholders' (Deficit) Equity for the fiscal years ended December 27, 1998,
                    December 26, 1999 and December 31, 2000...........................................................    F-5
               Consolidated Statements of Cash Flows for the fiscal years ended December 27, 1998, December 26, 1999
                    and December 31, 2000.............................................................................    F-6
               Notes to Consolidated Financial Statements.............................................................    F-7

          2.   Financial Statement Schedules:

               None.

(b)    Exhibits:

3.1      Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2      Amended and Restated By-Laws of the Registrant. (2)
4.1      Specimen of Common Stock certificate. (3)
4.2 Form of Stock Purchase Agreement dated as of February 26, 2001 among the Registrant and certain investors. (4)
4.3 Stock Purchase Agreement dated February 26, 2001 between the Registrant and Invesco Small Company Growth Fund. (5)
4.4 Stock Purchase Agreement dated February 26, 2001 between the Registrant and Invesco Variable Small Company Growth Fund. (6)
4.5 Stock Purchase Agreement dated February 26, 2001 between the Registrant and IRT Small Company Growth Fund. (7)
4.6 Stock Purchase Agreement dated February 26, 2001 between the Registrant and Maxim Invesco Small-Cap Growth Portfolio. (8)
4.7 Stock Purchase Agreement dated February 23, 2001 between the Registrant and Scudder Investor Services, as agent. (9)
4.8 Stock Purchase Agreement dated February 27, 2001 between the Registrant and Oppenheimer Discovery Fund. (10)
4.9 Stock Purchase Agreement dated February 23, 2001 between the Registrant and Pequot Scout Fund, L.P. (11)
4.10 Stock Purchase Agreement dated February 23, 2001 between the Registrant and Pequot Navigator Offshore Fund, Inc. (12)
4.11 Stock Purchase Agreement dated February 26, 2001 between the Registrant and Royal Bank of Canada by its duly authorized agent RBC Dominion Securities Corporation. (13)
10.1 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. (14)
10.2     2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. (15)
10.3     Stock Option Plan for Non-Employee Directors. (16)
10.4     BUCA, Inc. 401(k) Plan. (17)
10.5 Letter Agreement dated April 1, 1997 between the Registrant and Greg A. Gadel. (18)
10.6 Credit Agreement dated as of September 27, 1999 among the Registrant, as Borrower, and U.S. Bank National Association, Bank of America, N.A. and BankBoston, N.A., as Lenders. (19) 10.7 First Amendment to Credit Agreement dated as of October 21, 1999 among the Registrant and the Lenders. (20)
10.8 Second Amendment to Credit Agreement dated as of December 24, 1999 among the Registrant and the Lenders. (21)
10.9 Third Amendment to Credit Agreement dated as of March 3, 2000 among the Registrant and the Lenders. (22)
10.10 Fourth Amendment to Credit Agreement dated as of December 7, 2000 among the Registrant and the Lenders. (23)
10.11 Fifth Amendment to Credit Agreement dated as of February 9, 2001 among the Registrant and the Lenders. (24)
10.12 Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (25)
10.13 Securities Purchase Agreement dated as of October 13, 1998 between the Registrant and the Purchasers. (26)
10.14 Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto. (27)
10.15 Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto.
         (28)
10.16 Promissory Note dated as of March 15, 2001 between the Registrant and Joseph P. Micatrotto.
10.17    BUCA, Inc. Employee Stock Purchase Plan. (29)
21.1     Subsidiaries of the Registrant.
23.1     Consent of Deloitte & Touche LLP.
---------------------
(1) Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2) Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3) Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4) Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 2, 2001.
(5) Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.

(6) Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(7) Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(8) Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(9) Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(10) Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(11) Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(12) Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(13) Incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(14) Incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48154), filed with the Commission on October 18, 2000.
(15) Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(16) Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(17) Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(18) Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(19) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(20) Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(21) Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-32794), filed with the Commission on March 17, 2000.
(22) Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-32794), filed with the Commission on March 17, 2000.
(23) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 1, 2001.
(24) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 1, 2001.
(25) Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(26) Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(27) Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(28) Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(29) Incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.

(c)  Reports on Form 8-K

     No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                           BUCA, INC.

                           By    /s/ Joseph P. Micatrotto
                                 ------------------------------------
                                 Joseph P. Micatrotto
                                 Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

                        /s/ Joseph P. Micatrotto
                        --------------------------------------------------------
                        Joseph P. Micatrotto
                        Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

                        /s/ Greg A. Gadel
                        --------------------------------------------------------
                        Greg A. Gadel,
                        Chief Financial Officer, Secretary and
                        Treasurer (Principal Financial and Accounting Officer)

                        /s/ Don W. Hays
                        --------------------------------------------------------
                        Don W. Hays, Director

                        /s/ Peter J. Mihajlov
                        --------------------------------------------------------
                        Peter J. Mihajlov, Director

                        /s/ Philip A. Roberts
                        --------------------------------------------------------
                        Philip A. Roberts, Director

                        /s/ John P. Whaley
                        --------------------------------------------------------
                        John P. Whaley, Director


                        --------------------------------------------------------
                        David Yarnell, Director

                        /s/ Paul Zepf
                        --------------------------------------------------------
                        Paul Zepf, Director

                                   BUCA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                           Page
                                                                                                                           ----
Independent Auditors' Report..........................................................................................       F-2
Consolidated Balance Sheets as of December 26, 1999 and December 31, 2000.............................................       F-3
Consolidated Statements of Operations for the fiscal years ended December 27, 1998, December 26, 1999 and
    December 31, 2000.................................................................................................       F-4
Consolidated Statements of Shareholders' (Deficit) Equity for the fiscal years ended December 27, 1998,
    December 26, 1999 and December 31, 2000...........................................................................       F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 27, 1998, December 26, 1999 and
    December 31, 2000.................................................................................................       F-6
Notes to Consolidated Financial Statements............................................................................       F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BUCA, Inc. and Subsidiaries (the Company) as of December 26, 1999 and December 31, 2000, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the three fiscal years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BUCA, Inc. and Subsidiaries as of December 26, 1999 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Minneapolis, Minnesota
January 26, 2001
(March 2, 2001 as to Notes 3 and 13)

                            BUCA, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                  (in thousands, except share and per share data)

                                                                                   December     December
                                                                                   26, 1999     31, 2000
                                                                                   ---------    ---------
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $   1,726    $   9,249
     Accounts receivable                                                               1,261        2,119
     Inventories                                                                       2,293        3,737
     Deferred income taxes                                                             1,259          382
     Prepaid expenses and other                                                        1,034        2,345
                                                                                   ---------    ---------
        Total current assets                                                           7,573       17,832

PROPERTY AND EQUIPMENT, net                                                           63,763      102,186
OTHER ASSETS                                                                           4,609        3,419
                                                                                   ---------    ---------
                                                                                   $  75,945    $ 123,437
                                                                                   =========    =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                              $   5,303    $   6,989
     Accrued expenses                                                                  6,614        9,825
     Current maturities of long-term debt                                                 50          100
                                                                                   ---------    ---------
           Total current liabilities                                                  11,967       16,914

LONG-TERM DEBT, less current maturities                                                1,688        1,706
OTHER LIABILITIES                                                                        581          427

SHAREHOLDERS' EQUITY:
     Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
     Common stock, $.01 par value-20,000,000 shares authorized; 10,810,295 and           108          142
        14,228,490 shares issued and outstanding, respectively
     Additional paid-in capital                                                       76,547      112,162
     Accumulated deficit                                                             (14,413)      (7,129)
                                                                                   ---------    ---------
                                                                                      62,242      105,175
     Notes receivable from shareholders                                                 (533)        (785)
                                                                                   ---------    ---------
        Total shareholders' equity                                                    61,709      104,390
                                                                                   ---------    ---------
                                                                                   $  75,945    $ 123,437
                                                                                   =========    =========

                 See notes to consolidated financial statements

                          BUCA, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
     For the Fiscal Years Ended December 27, 1998, December 26, 1999, and
       December 31, 2000 (in thousands, except share and per share data)

                                                                                        1998            1999             2000
                                                                                   ------------    ------------    ------------
Restaurant sales                                                                   $     38,483    $     71,528    $    129,790
Restaurant costs
    Product                                                                              10,876          19,723          34,016
    Labor                                                                                12,342          23,069          41,113
    Direct and occupancy                                                                  8,078          14,551          25,405
    Depreciation and amortization                                                         1,617           3,169           6,190
                                                                                   ------------    ------------    ------------
       Total restaurant costs                                                            32,913          60,512         106,724
General and administrative expenses                                                       5,568           5,924           7,562
Preopening costs                                                                          1,895           3,600           4,423
                                                                                   ------------    ------------    ------------
Operating (loss) income                                                                  (1,893)          1,492          11,081
Interest income                                                                             152             495             605
Interest expense                                                                         (1,188)           (499)           (480)
Subordinated debt conversion costs                                                                         (954)
                                                                                   ------------    ------------    ------------
(Loss) income before income taxes and extraordinary item                                 (2,929)            534          11,206
(Provision) benefit for income taxes                                                        (17)          1,817          (3,922)
                                                                                   ------------    ------------    ------------
(Loss) income before extraordinary item                                                  (2,946)          2,351           7,284
Extraordinary loss on the extinguishment of debt, net of tax
    benefit of $618                                                                                        (927)
                                                                                   ------------    ------------    ------------
Net (loss) income                                                                        (2,946)          1,424           7,284
Cumulative preferred stock dividends, accretion of preferred stock
    to redemption value, and change in redeemable preferred stock                        (2,189)           (744)
                                                                                   ------------    ------------    ------------
Net (loss) income applicable to common stock                                       $     (5,135)   $        680    $      7,284
                                                                                   ============    ============    ============

Net (loss) income per common share - Basic: (Notes 1 and 6)
    (Loss) income before extraordinary item applicable to common stock             $      (2.04)   $       0.20    $       0.56
                                                                                   ============    ============    ============
    Net (loss) income applicable to common stock                                   $      (2.04)   $       0.08    $       0.56
                                                                                   ============    ============    ============
    Weighted average common shares outstanding                                        2,512,309       8,110,807      13,124,182
                                                                                   ============    ============    ============

Net (loss) income per common share - Diluted: (Notes 1 and 6)
    (Loss) income before extraordinary item applicable to common stock             $      (2.04)   $       0.19    $       0.54
                                                                                   ============    ============    ============
    Net (loss) income applicable to common stock                                   $      (2.04)   $       0.08    $       0.54
                                                                                   ============    ============    ============
    Weighted average common shares assumed outstanding                                2,512,309       8,654,536      13,575,762
                                                                                   ============    ============    ============

            See notes to consolidated financial statements

                          BUCA, INC. AND SUBSIDIARIES
           Consolidated Statements of Shareholders' (Deficit) Equity
                     (in thousands, except for share data)

                                                                                                          Notes           Total
                                                   Common Stock           Additional                    Receivable     Shareholders'
                                            --------------------------     Paid-in       Accumulated       from          (Deficit)
                                              Shares          Amount       Capital         Deficit      Shareholders      Equity
                                            -----------    -----------    -----------    -----------    ------------   ------------
BALANCE AT DECEMBER 28, 1997                  1,899,246    $        19    $        --    $    (9,032)   $      (271)   $    (9,284)
    Issuance of common stock warrants                                             761                                          761
    Issuance of common stock to shareholders     28,882                           200                          (160)            40
    Repurchase of common stock from
      shareholders                              (10,072)                          (60)                                         (60)
    Payment on notes receivable due from
      shareholders                                                                                              138            138
    Change in redeemable common stock                                            (650)                                        (650)
    Preferred stock dividends                                                    (251)        (1,041)                       (1,292)
    Accretion of preferred stock                                                                (247)                         (247)
    Net loss                                                                                  (2,946)                       (2,946)
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 27, 1998                  1,918,056             19           --          (13,266)          (293)       (13,540)
    Exercise of common stock options             24,665                           147                                          147
    Issuance and exercise of common stock
      warrants                                  337,831              3          1,342         (1,345)                           --
    Issuance of common stock, net of                                                                                            --
      issuance costs of $3,942                3,220,326             32         34,651                          (400)        34,283
    Conversion of preferred stock to
      common stock                            4,505,239             45         32,959                                       33,004
    Conversion of redeemable common stock                                                                                       --
      to common stock                           597,162              6          4,670                                        4,676
    Conversion of convertible subordinated
      debentures                                170,824              2          2,305                                        2,307
    Common stock issued in exchange for non-                                                                                    --
      detachable rights                          40,195              1            481           (482)                           --
    Repurchase of common stock from
      shareholders                               (7,977)                          (48)                           40             (8)
    Common stock issued under employee                                                                                          --
      stock purchase plan                         3,974                            40                                           40
    Accretion of preferred stock                                                                (150)                         (150)
    Preferred stock dividends                                                                   (594)                         (594)
    Payments on notes receivable due from                                                                                       --
      shareholders                                                                                              120            120
    Net income                                                                                 1,424                         1,424
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 26, 1999                 10,810,295            108         76,547        (14,413)          (533)        61,709
    Exercise of common stock options            229,942              2            431                                          433
    Exercise of common stock warrants            14,752                                                                         --
    Issuance of common stock, net of
      issuance costs of $2,210                3,095,077             31         33,805                          (460)        33,376
    Conversion of convertible subordinated
      debentures                                 76,435              1            659                                          660
    Repurchase of common stock from
      shareholders                              (14,811)                         (160)                          160             --
    Payments on notes receivable due
      from shareholders                                                                                          48             48
    Common stock issued under employee
      stock purchase plan                        16,800                           173                                          173
    Tax benefit on employee stock option
      exercises                                                                   707                                          707
    Net income                                                                                 7,284                         7,284
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2000                 14,228,490    $       142    $   112,162    $    (7,129)   $      (785)   $   104,390
                                            ===========    ===========    ===========    ===========    ===========    ===========

  See notes to consolidated financial statements

                          BUCA, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
      For the Fiscal Years Ended December 27, 1998, December 26, 1999 and
                              December 31, 2000
                                (in thousands)

                                                                       1998        1999        2000
                                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                               $ (2,946)   $  1,424    $  7,284
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
         Depreciation and amortization                                  1,617       3,169       6,190
         Deferred income taxes                                                     (2,865)      2,200
         Gain on sale or property and equipment                           (52)
         Tax benefit on employee stock option exercises                                           707
         Extraordinary loss on early extinguishment of debt                         1,545
         Subordinated debt conversion costs                                           954
         Amortization of debt discount                                    216
         Change in assets and liabilities:
             Accounts receivable                                         (876)       (101)       (858)
             Inventories                                                 (390)     (1,358)     (1,444)
             Prepaid expenses and other                                  (128)       (449)     (1,311)
             Accounts payable                                           1,740       2,666       1,686
             Accrued expenses                                             884       3,356       3,211
             Other                                                        273         215        (154)
                                                                     --------    --------    --------
                 Net cash provided by operating activities                338       8,556      17,511

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale marketable securities                         (33,223)    (23,932)
     Sale and maturity of available-for-sale marketable securities                 33,223      23,932
     Purchase of property and equipment                               (17,864)    (39,130)    (44,389)
     Proceeds from sale of property and equipment                       2,263
     Increase in other assets                                             (48)     (2,459)       (125)
                                                                     --------    --------    --------
                 Net cash used in investing activities                (15,649)    (41,589)    (44,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                                        3,000      12,500
     Payment on line of credit                                                     (3,000)    (12,500)
     Proceeds from issuance of long-term debt                           3,500       8,104         800
     Principal payments on long-term debt                                (599)    (13,995)        (72)
     Loan and lease acquisition costs                                    (191)       (477)       (232)
     Collection on notes receivable from shareholders                      80         120          48
     Repurchase of common stock                                                        (8)
     Repurchase of redeemable common stock                             12,958         (31)
     Net proceeds from issuance of common stock                            40      34,470      33,982
                                                                     --------    --------    --------
                 Net cash provided by financing activities             15,788      28,183      34,526
                                                                     --------    --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   477      (4,850)      7,523

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        6,099       6,576       1,726
                                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  6,576    $  1,726    $  9,249
                                                                     ========    ========    ========

             See notes to consolidated financial statements

                           BUCA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FISCAL YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999
                              AND DECEMBER 31, 2000

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--BUCA, Inc. and Subsidiaries (BUCA or the Company) develops and operates family-style, immigrant Southern Italian restaurants located in Arizona, California, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Nevada, New York, Ohio, Pennsylvania, Texas, Washington, Wisconsin, and the District of Columbia.

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

Upon completion of the Offering, all outstanding shares of preferred stock were converted to shares of common stock. Additionally, the Company recorded a $954,000 charge to income in 1999 related to the beneficial conversion feature of its subordinated convertible debt.

The Company completed a secondary offering (the Secondary) in April 2000, in which 3,055,056 new shares of common stock were issued at a price of $11.625 per share. Proceeds from the offering were $33,305,000, net of issuance costs totaling $2,210,000. From the proceeds, $12.5 million was used to repay certain indebtedness of the Company outstanding under its line of credit. The remaining net proceeds were used for development of new restaurants and general corporate purposes.

The fiscal years ended December 27, 1998 and December 26, 1999 were 52-week periods. The fiscal year ended December 31, 2000 was a 53-week period.

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

Cash Equivalents--The Company considers all unrestricted demand deposits and all unrestricted highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At December 26, 1999, cash equivalents consisted primarily of money market funds. At December 31, 2000, cash equivalents consisted primarily of money market funds and commercial paper.

Fair Value of Financial Instruments--At December 26, 1999 and December 31, 2000, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation. Inventories consisted of the following as of December 26, 1999 and December 31, 2000 (in thousands):

                                  1999       2000
                                  ------   -------
     Food...................      $  479   $   644
     Beverage...............         548       700
     Supplies...............       1,266     2,393
                                  ------   -------
                                  $2,293   $ 3,737
                                  ======   =======

Other Assets--Other assets consisted of the following as of December 26, 1999 and December 31, 2000 (in thousands):

                                                           1999       2000
                                                         -------    ------
     Deferred income taxes..........................     $ 1,606     $ 283
     Escrow deposits................................       1,568       837
     Loan and lease acquisition costs, net..........         285       347
     Trademarks, net................................         225       216
     Liquor licenses ...............................         573     1,184
     Other..........................................         352       552
                                                         -------    ------
                                                         $ 4,609    $3,419
                                                         =======    ======

Liquor licenses and loan and lease acquisition costs are being amortized over the term of the related debt or lease (5 to 20 years). Trademarks are being amortized over 10 years. Accumulated amortization for other assets as of December 26, 1999 and December 31, 2000 was $97,000 and $322,000, respectively.

Accrued Expenses--Accrued expenses consisted of the following as of December 26, 1999 and December 31, 2000 (in thousands):
                                                           1999      2000
                                                         -------    ------
     Accrued payroll and related benefits...........     $ 2,263    $2,147
     Accrued construction...........................       1,280     3,676
     Gift certificate liability.....................         838     1,167
     Accrued taxes..................................         935     2,143
     Other accrued expenses.........................       1,298       692
                                                         -------    ------
                                                         $ 6,614    $9,825
                                                         =======    ======

Recoverability of Long-Lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgement is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Stock Compensation--The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the required pro forma effect on net (loss) income as required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, in Note 11.

Net (Loss) Income Per Share--Net (loss) income per share is computed in accordance with SFAS No. 128, Earnings Per Share. See Note 6 for a detailed computation.

Post-employment and Post-retirement Benefits--The Company does not provide post-employment health care or post-retirement benefits.

Comprehensive Income--The Company does not have any items of other comprehensive income in any of the periods presented.

Revenue Recognition Policy - The Company records revenue at the time food and liquor is served.

Accounting Pronouncements--On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB 101 had no impact on the financial position or results of operations of the Company.

Reclassification - Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.

2. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while repairs and maintenance costs are charged to expense. The cost of property and equipment is depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the lease, including extensions, or their estimated useful lives. Estimated useful lives are as follows:

                                                          Years
                                                          -----
     Leasehold improvements.......................        5-25
     Furniture, fixtures, and equipment...........        5-10
     Building.....................................          30

Property and equipment consisted of the following as of December 26, 1999 and December 31, 2000 (in thousands):

                                                           1999       2000
                                                         --------  --------
     Leasehold improvements..........................    $ 35,290  $ 44,298
     Furniture, fixtures, and equipment..............      21,454    37,380
     Land............................................       2,409     4,297
     Building........................................      10,441    28,007
                                                         --------  --------
                                                           69,594   113,982
     Less accumulated depreciation ..................      (5,831)  (11,796)
                                                         --------  --------
                                                         $ 63,763  $102,186
                                                         ========  ========

3. CREDIT FACILITY

In December 2000, the Company obtained an amendment to its line of credit agreement (the Agreement). This new amendment increased the line from $15 million to $20 million. The borrowing rate on the Agreement is the lesser of the lead financial institution's reference rate plus 0.00% to 0.25% or LIBOR plus 1.875% to 2.250%, based upon certain financial ratios. The Company is required to pay 0.25% to 0.50% (dependent upon the Company meeting certain financial ratios) on all unused available funds. The Agreement precludes additional indebtedness, restricts dividend payments, and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations. The Company was in violation of one covenant at December 31, 2000. The financial institutions waived this violation and amended this covenant effective February 9, 2001. Borrowings under the Agreement are collateralized by substantially all of the assets of the Company. As of December 26, 1999 and December 31, 2000, there were no borrowings outstanding under the Agreement.

4. LONG-TERM DEBT

Long-term debt consisted of the following as of December 26, 1999 and December 31, 2000 (in thousands):

                                                                                                 1999    2000
                                                                                                ------  -------
     Convertible subordinated debentures maturing July 2001 with interest payable quarterly at the prime rate plus 1%, not to exceed 12% per annum
       (9.5% at December 26, 1999); includes call premium accretion of $110,000.............    $  660
     Note payable in monthly installments, including interest at 12.0%, maturing
       September 2014, collateralized by leasehold improvements.............................       495    $ 482
     Note payable in monthly installments, including interest at 11.0%, maturing June 2009,
        collateralized by leasehold improvements............................................       583      546
     Note  payable in monthly installments, including interest at 11.0%, maturing January
        2010, collateralized by leasehold improvements......................................                244
     Note payable in monthly installments, including interest at 11.0%, maturing
       May 2010, collateralized by leasehold improvements...................................                534
                                                                                                ------  -------
        Total...............................................................................     1,738    1,806
     Less current maturities................................................................       (50)    (100)
                                                                                                ------  -------

        Total long-term maturities..........................................................    $1,688  $ 1,706
                                                                                                ======  =======

The Company's loan agreements, among other things, preclude additional indebtedness and dividend payments.

All holders of the convertible subordinated debentures were entitled, at their option for a one year period commencing on the date of the Offering, to convert the entire principal amount held by such person into fully paid shares of common stock at a 40% discount to the initial public offering price. During 1999, the Company recorded a $954,000 charge to income associated with a beneficial conversion feature at the effective date of the Offering.

During 1999, convertible subordinated debentures valued at $1,476,000 were converted into 170,824 shares of common stock. During 2000, convertible subordinated debentures valued at $660,000 were converted into 76,435 shares of common stock.

The future maturities of long-term debt are as follows (in thousands):

     2001..................    $ 100
     2002..................      110
     2003..................      123
     2004..................      136
     2005..................      153
     Thereafter............    1,184
                             -------
                             $ 1,806
                             =======

On February 5, 1999, the Company refinanced its existing term debt, excluding the convertible subordinated debentures and the note payable guaranteed by the U.S. Small Business Administration, with a $15 million credit facility. In conjunction with this refinancing, the Company recognized an extraordinary loss on extinguishment of debt of approximately $1.3 million in February 1999, which included deferred financing costs associated with the refinanced debt.

In accordance with the terms of the credit facility, the existing term debt was repaid in conjunction with the Offering. Deferred financing costs of approximately $230,000 were recognized as an extraordinary loss on extinguishment of debt in conjunction with this repayment.

5. INCOME TAXES

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Management believes that it is more likely than not that the Company will realize the full benefit of its deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the years in which the net operating loss carryforwards may be used and when the underlying temporary differences are expected to become tax deductions.

At December 26, 1999, for income tax return purposes, the Company had estimated net federal and state operating loss carryforwards of approximately $3.5 million and $2.5 million, respectively. At December 31, 2000, the majority of the net operating loss carryforwards had been utilized. If not used, the remaining carryforwards will begin to expire in 2010. The valuation allowance that existed at December 27, 1998 was reversed in 1999 because it was deemed more likely than not that all deferred tax assets would be realized.

The (provision) benefit for income taxes consisted of the following for the fiscal years ended December 27, 1998, December 26, 1999, and December 31, 2000 (in thousands):

                                                     1998     1999      2000
                                                     -----   -------  --------
     Current:    federal............................ $ (17)  $  (430) $ (1,099)
                 state..............................                      (623)
     Deferred:   federal............................           2,505    (2,022)
                 state..............................             360      (178)
                                                     -----   -------  --------
     (Provision) benefit for income taxes before
        extraordinary item..........................   (17)    2,435    (3,922)
     Tax benefit on extraordinary loss..............            (618)
     (Provision) benefit for income taxes........... $ (17)  $ 1,817  $ (3,922)
                                                     =====   =======  ========

The reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the fiscal years ended December 27, 1998, December 26, 1999, and December 31, 2000 is as follows (in thousands):

                                                           1998     1999      2000
                                                         -------   ------   --------
     Benefit (tax) expense computed at statutory rates.  $ 1,025   $ (187)  $ (3,809)
     State taxes, net of federal effect................      114      (26)      (529)
     Subordinated debt conversion costs................              (380)
     Tip credit - FICA.................................              (136)       299
     Other.............................................      (12)    (199)       117
     Change in valuation allowance.....................   (1,144)   2,745
                                                         -------   ------   --------
                                                         $   (17)  $ 1,817  $ (3,922)
                                                         =======   =======  ========

The tax effect of significant temporary differences representing deferred tax (liabilities) assets is as follows as of December 26, 1999 and December 31, 2000 (in thousands):

                                                                        1999      2000
                                                                     -------     -----
     Current:
        Unearned revenue........................................       $ 102     $ 144
        Inventory...............................................                  (381)
        Prepaid costs...........................................         (68)      (25)
        Net operating loss carryforwards and other tax credits.        1,253       691
        Other...................................................         (28)      (47)
                                                                     -------     -----
                                                                     $ 1,259     $ 382
                                                                     =======     =====
     Noncurrent:
        Preopening costs and property and equipment.............     $   730     $ 104
        Net operating loss carryforwards and other tax credits..         756
        Deferred rent...........................................          87       133
        Unearned revenue........................................         109
        Other...................................................         (76)       46
                                                                     -------     -----
                                                                     $ 1,606     $ 283
                                                                     =======     =====

6. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

                                                                                1998           1999          2000
                                                                                ----           ----          ----
        Numerator:
        (Loss) income before extraordinary item                              $    (2,946)   $     2,351    $     7,284
        Cumulative preferred stock dividends, accretion of preferred stock to redemption value and change in redeemable common
          stock                                                                   (2,189)          (744)
                                                                             -----------    -----------    -----------
        Numerator for basic and diluted (loss) income before extraordinary
          item applicable to common stock                                         (5,135)         1,607          7,284
        Extraordinary loss on extinguishment of debt                                               (927)
                                                                             -----------    -----------    -----------

        Numerator for basic and diluted net (loss) income per common
          share applicable to common stock                                   $    (5,135)   $       680    $     7,284
                                                                             ===========    ===========    ===========
        Denominator:
        Denominator for basic net (loss) income per common share -
          weighted average shares                                              2,512,309      8,110,807     13,124,182
        Effect of dilutive securities:
          Stock warrants                                                                        398,310         13,627
          Stock options                                                                         145,419        437,953
                                                                             -----------    -----------    -----------
        Denominator for diluted net (loss) income per common share -
          adjusted for weighted average shares and assumed conversions         2,512,309      8,654,536     13,575,762
                                                                             ===========    ===========    ===========
        Basic net (loss) income per share:
        (Loss) income before extraordinary item per common share             $     (2.04)   $      0.20    $      0.56
        Extraordinary item per common share                                                       (0.12)
                                                                             -----------    -----------    -----------
        Net (loss) income per common share                                   $     (2.04)   $      0.08    $      0.56
                                                                             ===========    ===========    ===========
        Diluted net (loss) income per common share:
        (Loss) income before extraordinary item per common share             $     (2.04)   $      0.19    $      0.54
        Extraordinary item per common share                                                       (0.11)
                                                                             -----------    -----------    -----------
        Net (loss) income per common share                                   $     (2.04)   $      0.08    $      0.54
                                                                             ===========    ===========    ===========

Diluted (loss) income per common share excludes the following due to their antidilutive effect:

                                                       1998                   1999                 2000
                                               ---------------------  --------------------   -------------------
                                                           Weighted               Weighted              Weighted
                                                            Average                Average               Average
                                               Number of   Price Per  Number of   Price Per  Number of  Price Per
                                                 Shares      Share     Shares       Share      Shares     Share
                                               ---------   ---------  ---------   ---------  ---------  ---------
     Stock warrants.......................       331,196    $ 2.46
     Stock options........................       854,155      6.08     69,917     $ 11.24      14,500   $ 15.33
     Convertible preferred stock..........     4,505,239      6.76         (1)         (1)
     Convertible subordinated debentures..       439,506      4.05    137,313        7.20      22,992      7.20

     (1) Prior to the conversion of the convertible preferred stock into 4,505,239 shares of common stock in April 1999, the convertible preferred stock was antidilutive.

7. EMPLOYEE BENEFIT PLANS

Company employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in the Company's 401(k) Plan. Under the provisions of the plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. The Company made no contributions during 1998, 1999, or 2000.

In fiscal 1999, the Company established an employee stock purchase plan that enables eligible employees to purchase the Company's common stock at 85% of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with the Company for at least one year and to have averaged 20 hours per week during the prior year. During 1999, 3,974 shares were issued at prices ranging from $9.83 to $14.66. During 2000, 16,800 shares were issued at prices ranging from $8.66 to $13.28.

8. COMMITMENTS AND CONTINGENCIES

Leases--The Company is obligated under various operating leases for restaurant and storage space and equipment. Generally, the base lease terms are between 5 and 20 years. Certain of the leases provide for additional rents based on a percentage of annual sales in excess of stipulated minimums. The leases also require the Company to pay its pro rata share of real estate taxes, operating expenses, and common area costs. In addition, the Company has received lease incentives in connection with certain leases. The Company is recognizing the benefits related to the lease incentives on a straight-line basis over the applicable lease term. The Company has recorded deferred rent related to their lease incentives of $204,000 and $313,000 as of December 26, 1999 and December 31, 2000, respectively.

Total rent expense, including real estate taxes, operating expenses, and percentage rent, was $3,812,000, $6,719,000, and $11,994,000 in 1998, 1999, and
2000, respectively.

Approximate future minimum lease obligations, including units that are not yet open and excluding percentage rents, at December 31, 2000 are as follows (in thousands):

     2001 ......................................     $ 8,294
     2002 ......................................       9,708
     2003 ......................................       9,828
     2004 ......................................       9,975
     2005 ......................................      10,006
     Thereafter.................................      54,575
                                                   ---------
       Total future minimum base rents..........   $ 102,386
                                                   =========

Litigation--The Company is subject to certain legal actions arising in the normal course of business, none of which is expected to have a material effect on the Company's results of operations, financial condition or cash flows.

9. RELATED-PARTY TRANSACTIONS

Management Agreement--The Company had a management agreement with its former parent company, Parasole Restaurant Holding, Inc. (Parasole), to provide for certain management and administrative services. Management fees of approximately $348,000 and $222,500 were charged in 1998 and 1999, respectively. This management agreement terminated during 1999.

In 2000, the Company entered into a management agreement with a member of its Board of Directors to provide for certain management and administrative services. Management fees of approximately $111,000 were charged in 2000.

Purchase of Inventory--The Company has entered into a vendor relationship with Parasole whereby the Company purchases bread products and a majority of the dessert products offered at the Company's Minneapolis-Saint Paul metropolitan area restaurants. The Company purchases the products at rates which management believes approximate market rates. The relationship can terminate at any time at the discretion of the Company; however, the Company expects this relationship to continue. The Company purchased bakery products in the amount of $169,000, $181,000, and $92,000 in 1998, 1999, and 2000, respectively.

Employment Agreement--The Company entered into an employment agreement with one of its officers which requires the payment of annual compensation and certain fringe benefits through 2003 and includes bonus provisions in the form of both stock grants and stock options. In 2000, the Company filed an amendment to the employment agreement that extended the terms of the contract through 2004.

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

Series C Preferred Stock Private Placement--In October 1998, the Company sold 1,639,025 shares of Series C preferred stock convertible into 1,092,679 shares of common stock. In December 1998, the Company sold 975,609 additional shares of Series C preferred stock convertible into 637,752 shares of common stock. The stock accumulated dividends at a rate of $.35875 per share annually beginning October 13, 1998. The Company received net proceeds of $12,958,000 after the payment of $442,000 in related offering expenses. The net proceeds were used to pay off certain indebtedness and to fund expansion and operating expenses.

Additionally, the purchasers of the Series C preferred stock received 2,614,634 quarterly limited nondetachable rights. The rights entitled the holder to receive up to approximately 610,000 (approximately 21,800 per quarter) additional shares of common stock if, on or prior to October 12, 2001, the Company had not effected a qualified public offering or had a publicly traded security with an average closing price of $18 per share for a period of at least 120 consecutive trading days. In conjunction with the Offering, the Company agreed to issue 40,195 shares of common stock, which approximated the fair market value of the rights, in exchange for an agreement that resulted in the termination of such rights.

Upon completion of the Company's stock offering in April 1999, the outstanding shares of Series A, B, and C preferred stock were converted into common stock. There is no outstanding preferred stock as of December 26, 1999 or December 31, 2000.

11. SHAREHOLDERS' EQUITY

Stock Split--On February 17, 1999, the Company effected a two-for-three reverse stock split that has been retroactively reflected in the consolidated financial statements.

Warrants--The Company issued warrants to placement agents and debt holders in connection with the issuance of debt and equity securities. The warrants were fully exercised during fiscal year 2000. The fair market value of the warrants was recorded as additional paid-in capital. A summary of the Company's common stock warrant activity is as follows:

                                                          Number of    Weighted
                                                           Common      Average
                                                            Stock       Price
                                                           Shares     Per Share
                                                          ---------   ---------
      Outstanding, December 28, 1997 ..................    218,420      $3.73
      Warrants issued--debt holders ...................    112,776       0.01
                                                          --------      -----
      Outstanding and exercisable, December 27, 1998 ..    331,196       2.46
      Warrants issued--Series B shareholders ..........     66,661       0.01
      Warrants exercised ..............................   (337,833)      1.62
      Warrants surrendered ............................    (45,267)      5.93
                                                          --------      -----
      Outstanding and exercisable, December 26, 1999...     14,757       0.01
      Warrants exercised ..............................    (14,752)      0.01
      Warrants surrendered ............................         (5)      0.01
                                                          --------      -----
      Outstanding and exercisable, December 31, 2000...         --      $  --
                                                          ========      =====

Stock Option Plans-- During 1996, the Company adopted the 1996 Incentive Stock Option Plan (the 1996 Plan), pursuant to which options to acquire an aggregate of 433,333 shares of the Company's common stock may be granted. Under the 1996 Plan, the Board of Directors may grant options to purchase shares of the Company's stock to eligible employees for both incentive and nonstatutory stock options. Options granted under the 1996 Plan vest as determined by the Board of Directors and are exercisable for a term not to exceed ten years. During 1998, 1999 and 2000, the Board of Directors approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan to 1,000,000, 1,500,000, and 1,800,000 shares, respectively.

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

During 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan), pursuant to which options to acquire an aggregate of 300,000 shares of the Company's common stock may be granted. Under the 2000 Plan, the Board of Directors may grant options to purchase shares of the Company's stock to eligible employees for stock options. No incentive stock options will be granted under this plan. The Company's officers and directors are explicitly excluded from participation in the 2000 Plan.

A summary of the status of the Company's stock options are presented in the table and narrative below:

                                                                                              Options
                                                                 Weighted                    Available
                                                                  Average                       For
                                                                 Exercise                     Future
                                                      Shares       Price      Price Range      Grant
                                                   ----------   ---------   -------------    ---------
      Outstanding, December 28, 1997 ............     581,507        5.38       1.13-6.75     111,826
      Granted ...................................     273,314        7.59       6.75-7.68
      Terminated ................................        (666)       7.68            7.68
                                                   ----------   ---------   -------------
      Outstanding, December 27, 1998 ............     854,155        6.08       1.13-7.68     172,511
      Granted ...................................     514,749       10.96      7.68-16.50
      Exercised .................................     (24,665)       5.97       4.50-7.68
      Terminated ................................     (19,465)       7.31      5.63-11.00
                                                   ----------   ---------   -------------
      Outstanding, December 26, 1999 ............   1,324,774        7.96      1.13-16.50      54,929
      Granted ...................................     546,000       12.11      8.88-16.63
      Exercised .................................    (229,934)       5.00      1.13-10.69
      Terminated ................................    (125,446)       9.01      5.63-16.63
                                                   ----------   ---------   -------------
      Outstanding, December 31, 2000 ............   1,515,394   $    9.82     $4.50-16.63     190,318
                                                   ==========   =========   =============

      Exercisable, December 31, 2000 ............     334,669   $    7.67    $ 4.50-11.50


Information regarding options outstanding and exercisable at December 31, 2000 is as follows:

                                    Options Outstanding                     Options Exercisable
                                    -------------------                     -------------------
                                         Weighted
                                          Average
                                         Remaining        Weighted                       Weighted
   Range of Exercise      Number        Contractual        Average         Number         Average
         Prices         Outstanding     Life (Years)    Exercise Price   Exercisable   Exercise Price
   -----------------    -----------     ------------    --------------   -----------   --------------
      $4.50 - 5.63         255,517          6.49           $ 5.60          151,962         $ 5.59
              6.75          99,914          6.97             6.75           22,126           6.75
              7.68         172,397          7.82             7.68           61,549           7.68
      9.00 - 10.69         343,400          9.20            10.38           34,700          10.69
     10.75 - 11.25         254,666          8.34            11.15           63,332          11.23
     11.50 - 16.63         389,500          9.67            12.96            1,000          11.50
    --------------       ---------          ----           ------          -------         ------
    $ 4.50 - 16.63       1,515,394          8.71           $ 9.82          334,669         $ 7.67
    ==============       =========          ====           ======          =======         ======

During 1998, the Company granted 16,000 stock options to a landlord at a price of $6.75 per share which were outside of the two stock option plans.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts for 1998, 1999 and 2000 (in thousands, except for per share data):

                                                        1998     1999     2000
                                                      -------   ------   ------
     Net (loss) income applicable to common stock:
        As reported.................................. $(5,135)  $  680   $7,284
        Pro forma....................................  (5,380)      83    6,615
     Net (loss) income per common share, basic:
        As reported..................................  $(2.04)  $ 0.08   $ 0.56
        Pro forma....................................   (2.14)    0.01     0.50
     Net (loss) income per common share, diluted:
        As reported..................................  $(2.04)  $ 0.08   $ 0.54
        Pro forma....................................   (2.14)    0.01     0.49

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

                                       1998             1998            2000
                                    ----------        -------         -------
     Dividend yields.............       None            None            None
     Expected volatility.........       None           53.6%           63.7%
     Expected life of option.....     7 years         7 years         7 years
     Risk-free interest rate.....   4.63%-5.68%        6.54%           6.13%

Paisano Partners Program--On January 1, 1997, the Company implemented the Paisano Partners program for certain restaurant employees. This program requires restaurant general managers known as Paisano Partners to purchase approximately $20,000 of the Company's common stock and they also receive stock options. In addition, kitchen managers also receive stock options. The Company allows the Paisano Partners the option to finance the initial stock purchase with a full recourse loan over five years at an interest rate of 8%. At December 26, 1999 and December 31, 2000, the notes receivable balances related to this financing of $533,000 and $785,000, respectively, were included as contra-equity. At December 26, 1999 and December 31, 2000, 88,468 and 113,678 shares of common stock were issued under this program.

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended:

                                                                               1998       1999      2000
                                                                              ------    -------    ------
     Cash paid during year for:
        Interest ..........................................................   $  714    $   554    $  497
        Income taxes.......................................................       17         70     1,016
     Non-cash investing and financing activities:
        Shareholder receivable from issuance of common stock...............      160        400       460
        Shareholder receivable reduction due to retirement of stock........       58         40       160
        Accretion of redeemable preferred stock to redemption value........      247        150
        Dividends accrued on redeemable preferred stock....................    1,292        594
        Change in value of redeemable common stock.........................      650
        Conversion of preferred stock to common stock......................              33,004
        Conversion of redeemable common stock to common stock..............               4,676
        Conversion of convertible subordinated debentures to common stock..               2,307       660


13. SUBSEQUENT EVENT

In March 2001, the Company sold 1,795,600 common shares in a private placement at $18.50 per share. Net proceeds were approximately $31.4 million. The proceeds are to be used primarily to develop new restaurants and for general corporate purposes.

14. SELECTED QUARTERLY DATA (Unaudited)

Amounts are in thousands, except share and per share data.

                                                      For the Fiscal Year (52 Weeks) Ended December 26, 1999
                                                    ----------------------------------------------------------
                                                      Thirteen                        Thirteen      Thirteen
                                                    Weeks Ended      Thirteen       Weeks Ended    Weeks Ended
                                                      March 28,     Weeks Ended    September 26,   December 26,
                                                        1999       June 27, 1999        1999           1999
                                                    -----------     -----------     -----------    -----------
Restaurant sales .................................  $    14,173      $   15,834     $    18,641    $    22,880
Restaurant profits................................        2,198           2,379           2,762          3,677
Earnings (loss) before income taxes and
     extraordinary item...........................          172          (1,123)            233          1,252
Net (loss) income.................................  $    (1,135)     $   (1,351)    $       234    $     3,676
                                                    ===========      ==========     ===========    ===========
Net (loss) income applicable to common stock......  $    (1,688)     $   (1,506)    $       234    $     3,640
                                                    ===========      ==========     ===========    ===========
Earnings per share:
     Basic........................................  $     (0.66)     $    (0.18)    $      0.02    $      0.34
                                                    ===========      ==========     ===========    ===========
     Diluted......................................  $     (0.66)     $    (0.18)    $      0.02    $      0.32
                                                    ===========      ==========     ===========    ===========
Weighted average common shares outstanding:
     Basic........................................    2,251,007       8,438,231      10,694,138     10,804,852
     Diluted......................................    2,251,007       8,438,231      11,376,219     11,262,603

                                                      For the Fiscal Year (53 Weeks) Ended December 31, 2000
                                                    ----------------------------------------------------------
                                                      Thirteen                        Thirteen       Fourteen
                                                    Weeks Ended       Thirteen      Weeks Ended    Weeks Ended
                                                     March 26,      Weeks Ended    September 24,   December 31,
                                                        2000       June 25, 2000        2000           2000
                                                    -----------      ----------     -----------    -----------
Restaurant sales..................................  $    26,924      $   29,598     $    33,438    $    39,830
Restaurant profits................................        4,598           4,962           5,648          7,858
Earnings before income taxes......................        1,350           2,111           2,589          5,156
Net income........................................  $       878      $    1,373     $     1,682    $     3,351
                                                    ===========      ==========     ===========    ===========
Earnings per share:
     Basic........................................  $      0.08      $     0.10     $      0.12    $      0.24
                                                    ===========      ==========     ===========    ===========
     Diluted......................................  $      0.08      $     0.10     $      0.12    $      0.23
                                                    ===========      ==========     ===========    ===========
Weighted average common shares outstanding:
     Basic........................................   10,842,585      13,235,107      14,149,507     14,187,687
     Diluted......................................   11,371,770      13,663,407      14,595,619     14,672,252


                                  Exhibit Index

   Exhibit      Description                                                                              Method of Filing
   -------      -----------                                                                              ----------------
     3.1        Amended and Restated Articles of Incorporation of the Registrant. (1)............    Incorporated by Reference
     3.2        Amended and Restated By-Laws of the Registrant. (2)..............................    Incorporated by Reference
     4.1        Specimen of Common Stock certificate. (3)........................................    Incorporated by Reference
     4.2        Form of Stock Purchase Agreement dated as of February 26, 2001 among the
                Registrant and certain investors. (4)............................................    Incorporated by Reference
     4.3        Stock Purchase Agreement dated February 26, 2001 between the Registrant and
                Invesco Small Company Growth Fund. (5)...........................................    Incorporated by Reference
     4.4        Stock Purchase Agreement dated February 26, 2001 between the Registrant and
                Invesco Variable Small Company Growth Fund. (6)..................................    Incorporated by Reference
     4.5        Stock Purchase Agreement dated February 26, 2001 between the Registrant and IRT
                Small Company Growth Fund. (7)...................................................    Incorporated by Reference
     4.6        Stock Purchase Agreement dated February 26, 2001 between the Registrant and
                Maxim Invesco Small-Cap Growth Portfolio. (8)....................................    Incorporated by Reference
     4.7        Stock Purchase Agreement dated February 23, 2001 between the Registrant and
                Scudder Investor Services, as agent. (9).........................................    Incorporated by Reference
     4.8        Stock Purchase Agreement dated February 27, 2001 between the Registrant and
                Oppenheimer Discovery Fund. (10).................................................    Incorporated by Reference
     4.9        Stock Purchase Agreement dated February 23, 2001 between the Registrant and
                Pequot Scout Fund, L.P. (11).....................................................    Incorporated by Reference
     4.10       Stock Purchase Agreement dated February 23, 2001 between the Registrant and
                Pequot Navigator Offshore Fund, Inc. (12)........................................    Incorporated by Reference
     4.11       Stock Purchase Agreement dated February 26, 2001 between the Registrant and
                Royal Bank of Canada by its duly authorized agent RBC Dominion Securities
                Corporation. (13)................................................................    Incorporated by Reference
     10.1       1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as
                amended. (14)....................................................................    Incorporated by Reference
     10.2       2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. (15)...........    Incorporated by Reference
     10.3       Stock Option Plan for Non-Employee Directors. (16)...............................    Incorporated by Reference
     10.4       BUCA, Inc. 401(k) Plan. (17).....................................................    Incorporated by Reference
     10.5       Letter  Agreement  dated April 1, 1997 between the  Registrant and Greg A. Gadel.
                (18).............................................................................    Incorporated by Reference
     10.6       Credit Agreement dated as of September 27, 1999 among the Registrant, as
                Borrower, and U.S. Bank National Association, Bank of America, N.A. and
                BankBoston, N.A., as Lenders. (19)...............................................    Incorporated by Reference
     10.7       First Amendment to Credit Agreement dated as of October 21, 1999 among the
                Registrant and the Lenders. (20).................................................    Incorporated by Reference
     10.8       Second Amendment to Credit Agreement dated as of December 24, 1999 among the
                Registrant and the Lenders. (21).................................................    Incorporated by Reference
     10.9       Third Amendment to Credit Agreement dated as of March 3, 2000 among the
                Registrant and the Lenders. (22).................................................    Incorporated by Reference
    10.10       Fourth  Amendment  to Credit  Agreement  dated as of  December  7, 2000 among the
                Registrant and the Lenders. (23).................................................    Incorporated by Reference
    10.11       Fifth  Amendment  to Credit  Agreement  dated as of  February  9, 2001  among the
                Registrant and the Lenders. (24).................................................    Incorporated by Reference
    10.12       Non-Statutory  Stock  Option  Agreement  between the  Registrant  and 1204 Harmon
                Partnership  for the purchase of 24,000 shares of common stock of the Registrant,
                dated as of June 1, 1998. (25)...................................................    Incorporated by Reference
    10.13       Securities Purchase Agreement dated as of October 13, 1998 between the
                Registrant and the Purchasers. (26)..............................................    Incorporated by Reference
    10.14       Amended and Restated Employment  Agreement dated as of February 17, 1999, between
                the Registrant and Joseph P. Micatrotto. (27)....................................    Incorporated by Reference
    10.15       Amendment No. 1 to Amended and Restated Employment Agreement dated as of
                September 20, 2000 between the Registrant and Joseph P. Micatrotto. (28).........    Incorporated by Reference
    10.16       Promissory Note dated as of March 15, 2001 between the Registrant and Joseph
                P. Micatrotto....................................................................      Filed Electronically

   Exhibit      Description                                                                              Method of Filing
   -------      -----------                                                                              ----------------
    10.17       BUCA, Inc. Employee Stock Purchase Plan. (29)....................................    Incorporated by Reference
     21.1       Subsidiaries of the Registrant...................................................      Filed Electronically
     23.1       Consent of Deloitte & Touche LLP.................................................      Filed Electronically

---------------------
(1) Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2) Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3) Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4) Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 2, 2001.
(5) Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(6) Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(7) Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(8) Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(9) Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(10) Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(11) Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(12) Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(13) Incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(14) Incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48154), filed with the Commission on October 18, 2000.
(15) Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(16) Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(17) Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(18) Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(19) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(20) Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 1999.
(21) Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-32794), filed with the Commission on March 17, 2000.
(22) Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-32794), filed with the Commission on March 17, 2000.
(23) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 1, 2001.
(24) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 1, 2001.
(25) Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.

(26) Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(27) Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(28) Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(29) Incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.