Form 10-Q
period 2001-04-01
BUCA INC /MN
filed 2001-05-15
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 1, 2001.
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period from ____________ to ____________.

                         Commission file number 0-25721.

                                   BUCA, Inc.
             (Exact name of registrant as specified in its Charter)

                  Minnesota                      41-1802364
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

                               1300 Nicollet Mall
                          Minneapolis, Minnesota 55403
               (Address of principal executive offices) (Zip Code)
                                 (612) 288-2382
              (Registrant's telephone number, including area code)
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,239,296 shares as of May 14, 2001.

                                      INDEX

                           BUCA, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2000
         and April 1, 2001                                                   3

         Consolidated Statements of Operations - Thirteen Weeks
         Ended March 26, 2000 and April 1, 2001                              4

         Consolidated Statements of Cash Flows - Thirteen Weeks
         Ended March 26, 2000 and April 1, 2001                              5

         Notes to Consolidated Financial Statements                          6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk      11

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                               12

   Item 2.  Changes in Securities and Use of Proceeds                       12

   Item 3.  Defaults upon Senior Securities                                 12

   Item 4.  Submission of Matters to a Vote of Security Holders             12

   Item 5.  Other Information                                               12

   Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                  14

PART 1.  --- FINANCIAL INFORMATION
Item 1.       Financial Statements

                           BUCA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                  December 31,   April 1,
                                                                                      2000         2001
                                                                                  ------------  ----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $   9,249    $  16,004
     Marketable securities                                                                         11,415
     Accounts receivable                                                               2,119        1,636
     Inventories                                                                       3,737        4,279
     Deferred income taxes                                                               382          382
     Prepaid expenses and other                                                        2,345        2,800
                                                                                   ---------    ---------
        Total current assets                                                          17,832       36,516
PROPERTY AND EQUIPMENT, net                                                          102,186      115,496
OTHER ASSETS                                                                           3,419        3,780
                                                                                   ---------    ---------
                                                                                   $ 123,437    $ 155,792
                                                                                   =========    =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                              $   6,989    $   8,631
     Accrued expenses                                                                  9,825        6,186
     Current maturities of long-term debt                                                100          103
                                                                                   ---------    ---------
           Total current liabilities                                                  16,914       14,920

LONG-TERM DEBT, less current maturities                                                1,706        1,679
OTHER LIABILITIES                                                                        427          442

SHAREHOLDERS' EQUITY:
     Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
     Common stock, $.01 par value-20,000,000 shares authorized; 14,228,490 and           142          161
         16,145,566 shares issued and outstanding, respectively
     Additional paid-in capital                                                      112,162      144,927
     Accumulated deficit                                                              (7,129)      (5,491)
                                                                                   ---------    ---------
                                                                                     105,175      139,597
     Notes receivable from shareholders                                                 (785)        (846)
                                                                                   ---------    ---------
        Total shareholders' equity                                                   104,390      138,751
                                                                                   ---------    ---------
                                                                                   $ 123,437    $ 155,792
                                                                                   =========    =========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                 Thirteen Weeks Ended
                                             March 26, 2000   April 1, 2001
                                             --------------   -------------
Restaurant sales                              $     26,924    $     39,490
Restaurant costs
    Product                                          7,050          10,046
    Labor                                            8,587          12,407
    Direct and occupancy                             5,351           8,692
    Depreciation and amortization                    1,338           2,014
                                              ------------    ------------
       Total restaurant costs                       22,326          33,159
General and administrative expenses                  1,817           2,572
Preopening costs                                     1,261           1,196
                                              ------------    ------------
Operating income                                     1,520           2,563
Interest income                                         17             156
Interest expense                                      (187)            (97)
                                              ------------    ------------
Income before income taxes                           1,350           2,622
Provision for income taxes                            (472)           (982)
                                              ------------    ------------
Net income                                    $        878    $      1,640
                                              ============    ============
Basic:
Net income per common share                   $       0.08    $       0.11
                                              ============    ============
Weighted average common shares outstanding      10,842,585      14,871,503
                                              ============    ============
Diluted:
Net income per share                          $       0.08    $       0.11
                                              ============    ============
Weighted average common shares assumed
   outstanding                                  11,371,770      15,559,532
                                              ============    ============


                 See notes to consolidated financial statements.

                           BUCA, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Thirteen Weeks Ended
                                                                      March 26,   April 1,
                                                                        2000        2001
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $    878    $  1,640
     Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                   1,338       2,014
         Deferred income taxes                                             425
         Tax benefit on stock option exercises                                         458
         Change in assets and liabilities:
             Accounts receivable                                          (342)        483
             Inventories                                                  (237)       (542)
             Prepaid expenses and other                                    233        (455)
             Accounts payable                                              960       1,642
             Accrued expenses                                           (2,138)     (3,639)
             Other                                                          37          15
                                                                      --------    --------
                 Net cash provided by operating activities               1,154       1,616

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                (13,250)    (15,236)
     Purchase of available-for-sale investments                                    (11,415)
     Decrease (increase) in other assets                                   497        (345)
                                                                      --------    --------
                 Net cash used in investing activities                 (12,753)    (26,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                             9,500       2,400
     Payments for line of credit borrowings                                         (2,400)
     Proceeds from issuance of long-term debt                              800
     Principal payments on long-term debt                                  (13)        (24)
     Loan acquisition costs                                                           (105)
     Collection on notes receivable from shareholders                       23          39
     Net proceeds from issuance of common stock                            247      32,225
                                                                      --------    --------
                 Net cash provided by financing activities              10,557      32,135

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (1,042)      6,755

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,726       9,249
                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    684    $ 16,004
                                                                      ========    ========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in 20 states and the District of Columbia under the name of BUCA di BEPPO.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen weeks ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and notes for the fiscal year ended December 31, 2000 included in our Annual Report on Form 10-K.

2.       NET INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes conversion of the convertible subordinated debentures as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive.

3.       SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended:

                                                  Thirteen Weeks Ended
                                                 -----------------------
                                                 March 26,      April 1,
                                                   2000           2001
                                                 ---------      --------
Cash paid during year for:
   Interest                                         $128         $   67
   Income taxes                                       47          1,234
Non-cash investing and financing activities:
   Shareholder receivable from issuance of
       common stock                                  180            160
   Shareholder receivable reduction due to
       retirement of stock                            60             60
   Conversion of convertible subordinated
       Debentures to common stock                     60

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At April 1, 2001 we owned and operated 58 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since late 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999 and 17 in 2000. We intend to open 17 new restaurants in fiscal 2001, of which 11 have opened through May 15, 2001 and the remaining six have leases signed and are under construction.

We have expanded the use of daily specials and begun other measures to build sales in existing restaurants and reduce our product costs as a percentage of restaurant sales. Beginning in fiscal 2001, we have added a baked specialties menu to each of our restaurants. These specialties are offered every day to our customers. The baked specialty menu includes some of our most popular baked specials (currently Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells). These baked specialties currently represent over 9% of our food sales. Besides the baked specialties, every restaurant offers from two to five specials every day. These daily specials are selected from a list of approximately 70 recipes. Both the baked specialties and daily specials are priced higher than normal menu items and generate higher margins.

We have implemented a price increase at our restaurants for fiscal 2001. This price increase impacted selected menu items and certain specials. We anticipate that the effect of this price change on sales will be approximately 1%.

Our restaurant sales are comprised almost entirely of the sales of food and beverages. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense includes the cost of interest expense on debt. Interest income includes the interest income on invested assets.

Results of Operations

Our operating results for the thirteen-week periods ended March 26, 2000 and April 1, 2001 expressed as a percentage of restaurant sales were as follows:

                                            Thirteen Week Period Ended
                                       March 26, 2000         April 1, 2001
                                       --------------        --------------
Restaurant sales                            100.0%                100.0%
Restaurant costs
    Product                                  26.2%                 25.4%
    Labor                                    31.9%                 31.4%
    Direct and occupancy                     19.9%                 22.0%
    Depreciation and amortization             5.0%                  5.1%
                                           -------               -------
       Total restaurant costs                82.9%                 84.0%
General and administrative expenses           6.7%                  6.5%
Preopening costs                              4.7%                  3.0%
                                           -------               -------

Operating income                              5.6%                  6.5%
Interest income                               0.1%                  0.4%
Interest expense                            (0.7)%                (0.2)%
                                           -------               -------
Income before income taxes                    5.0%                  6.6%
Provision for income taxes                  (1.8)%                (2.5)%
                                           -------               -------
Net income                                    3.3%                  4.2%
                                           =======               =======


Thirteen Weeks Ended March 26, 2000 Compared to the Thirteen Weeks Ended April 1, 2001

Restaurant Sales. Restaurant sales increased by $12.6 million, or 46.7%, to $39.5 million in the first quarter of fiscal 2001 from $26.9 million in the first quarter of fiscal 2000. The total increase consisted of restaurant sales of approximately $12.0 million primarily at 28 new restaurants opened within the last 18 months and approximately $600,000 in comparable restaurant sales increases. Comparable restaurant sales increased by 3.0% in the first quarter of fiscal 2001 due to a 1.4% increase in guest counts and a 1.6% increase in average check. This increase in our average check was a result of our price increase of approximately 1% implemented at the beginning of fiscal 2001 and to the increased sales of our baked specialty items.

Product. Product costs increased by $2.9 million to $10.0 million in the first quarter of fiscal 2001 from $7.1 million in the first quarter of fiscal 2000. Product costs as a percentage of restaurant sales decreased to 25.4% in the first quarter of fiscal 2001 from 26.2% in the first quarter of fiscal 2000. This decrease resulted primarily from the increased sales of baked specialty items, which have higher product margins, and from the price increase taken at the beginning of fiscal 2001. We expect product costs in the second quarter of fiscal 2001 to decrease as a percentage of sales from the second quarter of fiscal 2000.

Labor. Labor costs increased by $3.8 million to $12.4 million in the first quarter of fiscal 2001 from $8.6 million in the first quarter of fiscal 2000. Labor costs decreased as a percentage of restaurant sales to 31.4% in the first quarter of fiscal 2001 from 31.9% in the first quarter of fiscal 2000. This decrease was a result of increased staffing efficiencies, particularly at new restaurants, and to the price increase taken at the beginning of fiscal 2001. We expect labor costs in the second quarter of fiscal 2001 to decrease as a percentage of sales from the second quarter of fiscal 2000.

Direct and Occupancy. Direct and occupancy costs increased by $3.3 million to $8.7 million in the first quarter of fiscal 2001 from $5.4 million in the first quarter of fiscal 2000. Direct and occupancy costs as a percentage of restaurant sales increased to 22.0% in the first quarter of fiscal 2001 from 19.9% in the first quarter of fiscal 2000. This increase was primarily due to increases in utility costs and supply costs. We expect direct and occupancy costs in the second quarter of fiscal 2001 to increase as a percentage of sales over the second quarter of fiscal 2000 due to increased utility costs.

Depreciation and Amortization. Depreciation and amortization expenses increased by $676,000 to $2,014,000 in the first quarter of fiscal 2001 from $1,338,000 in the first quarter of fiscal 2000. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $755,000 to $2,572,000 in the first quarter of fiscal 2001 from $1,817,000 in the first quarter of fiscal 2000. General and administrative expenses as a percentage of restaurant sales decreased to 6.5% in the first quarter of fiscal 2001 from 6.7% in the first quarter of fiscal 2000. We expect general and administrative expenses in the second quarter of fiscal 2001 to be comparable with the second quarter of fiscal 2000.

Preopening. Preopening costs decreased by $65,000 to $1,196,000 in the first quarter of fiscal 2001 from $1,261,000 in the first quarter of fiscal 2000. Preopening costs decreased as a percentage of sales to 3.0% in the first quarter of fiscal 2001 from 4.7% in the first quarter of fiscal 2000. The decrease in preopening costs as a percentage of sales is due to management's efforts to reduce these costs to our target of $185,000 per restaurant. We expect preopening costs in the second quarter of fiscal 2001 to decrease as a percentage of sales from the second quarter of fiscal 2000.

Interest Income (Expense). Net interest income was $59,000 in the first quarter of fiscal 2001 compared to net interest expense of $170,000 in the first quarter of fiscal 2000. The increase in net interest income primarily resulted from the investment of approximately $31.4 million from our private placement of common stock completed in March of 2001 compared to borrowings of $9.5 million on our line of credit in the first quarter of fiscal 2000. We expect net interest income to increase in the second quarter of fiscal 2001 compared to the first quarter of fiscal 2001.

Provision for Income Taxes. The provision for income taxes in the first quarter of fiscal 2001 represents our estimate of our income tax rate for fiscal 2001. Our tax rate has increased from fiscal 2000 due to increased state and corporate income taxes rates and the reduced impact of the income tax credit we receive for social security paid on reported tips. We expect income taxes to range from 37%-38% of pre-tax income for the remainder of fiscal 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 million in the first quarter of fiscal 2001 compared to $1.2 million in the first quarter of fiscal 2000. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $15.2 million for the first quarter of fiscal 2001 compared with $13.3 million for the first quarter of fiscal 2000. We opened seven new restaurants in the first quarter of fiscal 2001 compared to five new restaurants in the first quarter of fiscal 2000. We expect to open 17 new restaurants in fiscal 2001, six of which we expect to open in the second quarter. Each new restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding preopening costs expected to be approximately $185,000. Prior to 1999, the majority of our restaurants have been renovations of existing facilities ranging in size from 4,000 square feet to 10,000 square feet. We anticipate that future restaurants will typically range in size from 7,500 square feet to 9,000 square feet. In the first quarter of fiscal 2001, we opened six restaurants based upon our prototype designs. These designs are expected to require between $1,500,000 and $2,000,000 in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants as our lease costs relate to the land only and not the building. We have in the past and we may in the future acquire the land for our restaurants. The cost of any land purchases is not included in the cash investment amounts above. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing operations was $32.1 million for the first quarter of fiscal 2001 compared with $10.6 million for the first quarter of fiscal 2000. Financing activities in the first quarter of fiscal 2001 consisted primarily of the sale of approximately $32.2 million in the private placement of our common stock. Financing activities in the first quarter of fiscal 2000 consisted primarily of borrowings of long-term debt and line of credit financings. At April 1, 2001, we had a $20 million line of credit, with no amounts outstanding. The line of credit expires in December 2002 and bears interest at the lower of our lender's reference rate plus 0.0% to 0.25% or LIBOR plus 1.875% to 2.250% (5.935% to 6.310%), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations and other available borrowings will be sufficient to fund our capital requirements through the year 2002. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the first quarter ended April 1, 2001 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", " believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

o The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.
o The effect of our price increase could be affected by changes in product and liquor mix and the regional distribution of our sales.
o Our comparable store sales percentage increases could moderate as a result of competition, general economic conditions, changes in consumer preferences or discretionary consumer spending, or changes in our historical sales growth pattern.
o Product costs could be adversely affected by increased distribution prices by SYSCO Corporation or a failure to perform by SYSCO, as well as adverse weather conditions, governmental regulation and general economic conditions.
o Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.
o Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing utility costs, or general economic conditions.
o General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.

o Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.
o Interest expense could be adversely affected by our need for additional borrowings on our credit facilities.
o Preopening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.
o Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.
o Additional factors that could cause actual results to differ include: risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and complaints or litigation from guests.

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

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 31, 2000. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest at the lower of the lending bank's reference rate plus 0.0% to 0.25% or LIBOR plus 1.875% to 2.250%. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. We currently do not have any borrowings on our revolving line of credit.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 3%, which is consistent with our average price increase of approximately 1% in fiscal 2001, 2% in fiscal 2000, and 3% in fiscal 1998. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

We are currently subject to various legal actions arising in the normal course of business, none of which are expected to have a material effect on our results of operations, financial condition or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

Since January 1, 2001, we have sold the following securities pursuant to exemption from registration under the Securities Act. The sales were made in reliance upon the exemptions from registration provided under Section 4(2) and Regulation D of the Securities Act for transactions not involving a public offering. The shares were issued directly by us, no underwriters were involved and no underwriting discount or commission was paid.

On February 27, 2001, we issued and sold 1,795,600 shares of common stock for $33,128,600, or $18.50 per share, to outside investors.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                                 Description                              Method of Filing
-----------                                 -----------                              ----------------
        3.1      Amended and Restated Articles of Incorporation of                   Incorporated By
                 the Company (1)                                                     Reference
        3.2      Amended and Restated Bylaws of the Company (2)                      Incorporated By
                                                                                     Reference
        4.1      Specimen Common Stock Certificate (3)                               Incorporated By
                                                                                     Reference
        4.2      Securities Purchase Agreement dated as of                           Incorporated By
                 October 13, 1998 between the Company and the                        Reference
                 Purchasers (4)
        4.3      Non-Statutory Stock Option Agreement between the                    Incorporated By
                 Company and 1204 Harmon Partnership dated as of                     Reference
                 June 1, 1998 (5)
        4.4      Form of Stock Purchase Agreement dated as of                        Incorporated By
                 February 26, 2001 among the Registrant and certain                  Reference
                 investors. (6)

(1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(2) Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(3) Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(4) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(5) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(6) Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 2, 2001.

(b) Valuation and Qualifying Accounts:

None

(c) Reports on Form 8-K

The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on March 1, 2001 and an amendment thereof on March 12, 2001, disclosing under "Item 5 Other Events" certain financial information reported in a press release of the Company and filing under "Item 7 Financial Statements and Exhibits" certain amendments to the Company's credit agreement.

The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on March 2, 2001, disclosing under "Item 5 Other Events" the completion of the private placement of 1,795,600 shares of newly issued Common Stock to institutional investors and filing under "Item 7 Financial Statements and Exhibits" the form stock purchase agreement and the news release announcing the sale.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BUCA, Inc.
                                                 (Registrant)


Date: May 15, 2001 by:                /s/ Joseph P. Micatrotto
                                       Joseph P. Micatrotto,
                                       Chairman, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)

Date: May 15, 2001 by:                /s/ Greg A. Gadel
                                       Greg A. Gadel
                                       Executive Vice President, Chief
                                       Financial Officer, Secretary
                                       and Treasurer
                                       (Principal Financial Accounting Officer)