Form 10-Q
period 2001-07-01
BUCA INC /MN
filed 2001-08-08
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Quarterly Period Ended July 1, 2001.
                                       or
[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
          For the Transition Period from ____________ to ____________.

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
Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,258,293 shares as of July 30, 2001.

                                     INDEX

                          BUCA, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - December 31, 2000 and July 1, 2001        3

     Consolidated Statements of Operations - Thirteen and
      Twenty-Six Weeks Ended June 25, 2000 and July 1, 2001                  4

     Consolidated Statements of Cash Flows - Thirteen and
      Twenty-Six Weeks Ended June 25, 2000 and July 1, 2001                  5

     Notes to Consolidated Financial Statements                              6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

 Item 3. Quantitative and Qualitative Disclosures about Market Risk         11

PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings                                                  12

 Item 2. Changes in Securities and Use of Proceeds                          12

 Item 3. Defaults upon Senior Securities                                    12

 Item 4. Submission of Matters to a Vote of Security Holders                12

 Item 5. Other Information                                                  12

 Item 6. Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  14

PART 1. -- FINANCIAL INFORMATION
Item 1. Financial Statements

                           BUCA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Unaudited, in thousands, except share and per share data)

                                                                               December 31,   July 1,
                                                                                   2000         2001
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   9,249    $  14,036
   Marketable securities                                                                          4,512
   Accounts receivable                                                               2,119        1,590
   Inventories                                                                       3,737        4,641
   Deferred income taxes                                                               382          382
   Prepaid expenses and other                                                        2,345        2,694
                                                                                 ---------    ---------
             Total current assets                                                   17,832       27,855
PROPERTY AND EQUIPMENT, net                                                        102,186      125,278
OTHER ASSETS                                                                         3,419        4,176
                                                                                 ---------    ---------
                                                                                 $ 123,437    $ 157,309
                                                                                 =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                              $   6,989    $   7,442
   Accrued expenses                                                                  9,825        5,967
   Current maturities of long-term debt                                                100           17
                                                                                 ---------    ---------
             Total current liabilities                                              16,914       13,426
LONG-TERM DEBT, less current maturities                                              1,706          458
OTHER LIABILITIES                                                                      427          487
SHAREHOLDERS' EQUITY:
   Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value-20,000,000 shares authorized;
    14,228,490 and 16,258,923 shares issued and outstanding, respectively              142          163
   Additional paid-in capital                                                      112,162      146,690
   Accumulated deficit                                                              (7,129)      (3,021)
                                                                                 ---------    ---------
                                                                                   105,175      143,832
   Notes receivable from shareholders                                                 (785)        (894)
                                                                                 ---------    ---------
             Total shareholders' equity                                            104,390      142,938
                                                                                 ---------    ---------
                                                                                 $ 123,437    $ 157,309
                                                                                 =========    =========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (Unaudited, in thousands, except share and per share data)

                                    Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                June 25, 2000   July 1, 2001    June 25, 2000   July 1, 2001
Restaurant sales                 $     29,598    $     43,677    $     56,522    $     83,166
Restaurant costs
    Product                             7,881          11,000          14,931          21,046
    Labor                               9,649          13,641          18,236          25,947
    Direct and occupancy                5,631           9,587          10,982          18,279
    Depreciation and amortization       1,475           2,279           2,813           4,293
                                 ------------    ------------    ------------    ------------
      Total restaurant costs           24,636          36,507          46,962          69,565

General and administrative
  expenses                              1,763           2,405           3,580           5,076
Preopening costs                        1,166           1,052           2,427           2,248
                                 ------------    ------------    ------------    ------------
Operating income                        2,033           3,713           3,553           6,277
Interest income                           192             300             209             456
Interest expense                         (114)            (93)           (301)           (190)
                                 ------------    ------------    ------------    ------------
Income before income taxes              2,111           3,920           3,461           6,543
Provision for income taxes               (738)         (1,451)         (1,210)         (2,434)
                                 ------------    ------------    ------------    ------------
Net income                       $      1,373    $      2,469    $      2,251    $      4,109
                                 ============    ============    ============    ============
Net income per common share -
 basic:
Net income per share             $       0.10    $       0.15    $       0.19    $       0.26
                                 ============    ============    ============    ============
Weighted average common
 shares outstanding                13,235,107      16,221,879      12,038,846      15,547,043
                                 ============    ============    ============    ============
Net income per share- diluted:
Net income per share             $       0.10    $       0.15    $       0.18    $       0.25
                                 ============    ============    ============    ============
Weighted average common
 shares assumed outstanding        13,663,407      16,962,276      12,517,588      16,231,140
                                 ============    ============    ============    ============

                See notes to consolidated financial statements.

                           BUCA, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                        Thirteen Weeks         Twenty-Six Weeks
                                                             Ended                  Ended
                                                      June 25,     July 1,   June 25,     July 1,
                                                        2000        2001       2000        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  1,373   $  2,469    $  2,251    $  4,109
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     1,475      2,279       2,813       4,293
       Deferred income taxes                               172                    598
       Tax benefit on stock option exercises                          455                     914
       Change in assets and liabilities:
         Accounts receivable                               (66)        46        (408)        529
         Inventories                                      (496)      (362)       (733)       (904)
         Prepaid expenses and other                       (286)       106         (53)       (349)
         Accounts payable                                 (677)    (1,189)        283         453
         Accrued expenses                                  (55)      (219)     (2,193)     (3,858)
         Other                                              26         45          63          60
                                                      --------   --------    --------    --------
            Net cash provided by operating activities    1,466      3,630       2,621       5,247

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (11,858)   (11,958)    (25,109)    (27,195)
   Purchase of available-for-sale investments          (23,932)               (23,932)    (11,415)
   Sale and maturity of available-for-sale
     investments                                        21,974      6,903      21,974       6,903
   Decrease (increase) in other assets                     102       (471)        599        (815)
                                                      --------   --------    --------    --------
            Net cash used in investing activities      (13,714)    (5,526)    (26,468)    (32,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit borrowings               3,000        500      12,500       2,900
   Payments for line of credit borrowings              (12,500)      (500)    (12,500)     (2,900)
   Proceeds from issuance of long-term debt                                       800
   Principal payments on long-term debt                    (15)    (1,307)        (27)     (1,331)
   Loan acquisition costs                                  (81)       (27)        (81)       (132)
   Collection on notes receivable from shareholders         38         93          60         131
   Net proceeds from issuance of common stock           33,736      1,169      33,983      33,394
                                                      --------   --------    --------    --------
            Net cash provided by (used in)
              financing activities                      24,178        (72)     34,735      32,062

NET CHANGE IN CASH AND CASH EQUIVALENTS                 11,930     (1,968)     10,888       4,787

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           684     16,004       1,726       9,249
                                                      --------   --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 12,614   $ 14,036    $ 12,614    $ 14,036
                                                      ========   ========    ========    ========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in 21 states and the District of Columbia under the name of BUCA di BEPPO.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the twenty-six weeks ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On June 29, 2001, the Financial Accounting Standars Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Intangible Assets. FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. FAS 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. We do not believe FAS 141 or FAS 142 will have a material impact to our financial statements.

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

3. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended (in thousands):

                                                  Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                                    June 25,   July 1,     June 25,   July 1,
                                                      2000      2001         2000      2001
                                                    -------   --------     --------   -------
Cash paid during period for:
   Interest                                          $ 174     $  88        $ 302     $  155
   Income taxes                                         86       376          134      1,153
Non-cash investing and financing activities:
   Shareholder receivable from issuance of
       common stock                                    100       220          280        380
   Shareholder receivable reduction due to
       retirement of stock                              40        60          100        120
   Conversion of convertible subordinated
       debentures to common stock                      600                    660

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At July 1, 2001 we owned and operated 64 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since late 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999 and 17 in 2000. We intend to open 17 new restaurants in fiscal 2001, of which 15 have opened through August 2001. Of the remaining two restaurants, one is expected to open in September and one in October.

Beginning in fiscal 2001, we have added a baked specialties menu to each of our restaurants. These specialties are offered every day to our customers. The baked specialty menu includes some of our most popular baked specials (currently Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells). These baked specialties currently represent over 10% of our food sales. Besides the baked specialties, every restaurant offers from two to five specials every day. These daily specials are selected from a list of approximately 70 recipes. Both the baked specialties and daily specials are priced higher than normal menu items and generate higher margins.

We implemented a price increase at our restaurants for fiscal 2001. This price increase impacted selected menu items and certain specials. We anticipate that the effect of this price change on sales will be approximately 1%.

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

Results of Operations

Our operating results for the thirteen and twenty-six week periods ended June 25, 2000 and July 1, 2001 expressed as a percentage of restaurant sales were as follows:

                                           Thirteen           Twenty-Six
                                          Weeks Ended         Weeks Ended
                                      June 25,   July 1,   June 25,   July 1,
                                        2000      2001       2000      2001
                                      --------   -------   --------   -------
Restaurant sales                        100.0%    100.0%    100.0%    100.0%
Restaurant costs
   Product                               26.6%     25.2%     26.4%     25.3%
   Labor                                 32.6%     31.2%     32.3%     31.2%
   Direct and occupancy                  19.0%     21.9%     19.4%     22.0%
   Depreciation and amortization          5.0%      5.2%      5.0%      5.2%
                                         -----     -----     -----     -----
     Total restaurant costs              83.2%     83.6%     83.1%     83.6%
General and administrative expenses       6.0%      5.5%      6.3%      6.1%
Preopening costs                          3.9%      2.4%      4.3%      2.7%
                                         -----     -----     -----     -----
Operating income                          6.9%      8.5%      6.3%      7.5%
Interest income                           0.6%      0.7%      0.4%      0.5%
Interest expense                         (0.4)%    (0.2)%    (0.5)%    (0.2)%
                                         -----     -----     -----     -----
Income before income taxes                7.1%      9.0%      6.1%      7.9%
Provision for income taxes               (2.5)%    (3.3)%    (2.1)%    (2.9)%
                                         -----     -----     -----     -----
Net income                                4.6%      5.7%      4.0%      4.9%
                                         =====     =====     =====     =====

Thirteen Weeks Ended June 25, 2000 Compared to the Thirteen Weeks Ended July 1, 2001

Restaurant Sales. Restaurant sales increased by $14.1 million, or 47.6%, to $43.7 million in the second quarter of fiscal 2001 from $29.6 million in the second quarter of fiscal 2000. The increase was primarily the result of sales from new restaurants. Comparable restaurant sales increased by 0.1% in the second quarter of fiscal 2001 due to a 0.3% increase in average check offset by a 0.2% decrease in guest counts.

Product. Product costs increased by $3.1 million to $11.0 million in the second quarter of fiscal 2001 from $7.9 million in the second quarter of fiscal 2000. Product costs as a percentage of restaurant sales decreased to 25.2% in the second quarter of fiscal 2001 from 26.6% in the second quarter of fiscal 2000. This decrease resulted primarily from the increased sales of baked specialty items, management's efforts to control product costs, especially at new restaurants, purchasing contracts with improved pricing, and the price increase implemented at the beginning of fiscal 2001. We expect product costs in the third quarter of fiscal 2001 to decrease as a percentage of sales from the third quarter of fiscal 2000.

Labor. Labor costs increased by $4.0 million to $13.6 million in the second quarter of fiscal 2001 from $9.6 million in the second quarter of fiscal 2000. Labor costs decreased as a percentage of restaurant sales to 31.2% in the second quarter of fiscal 2001 from 32.6% in the second quarter of fiscal 2000. This decrease as a percentage of sales was primarily a result of increased staffing efficiencies in hourly labor, particularly at new restaurants, and to the price increase implemented at the beginning of fiscal 2001. We expect labor costs in the third quarter of fiscal 2001 to decrease as a percentage of sales from the third quarter of fiscal 2000.

Direct and Occupancy. Direct and occupancy costs increased by $4.0 million to $9.6 million in the second quarter of fiscal 2001 from $5.6 million in the second quarter of fiscal 2000. Direct and occupancy costs as a percentage of restaurant sales increased to 21.9% in the second quarter of fiscal 2001 from 19.0% in the second quarter of fiscal 2000. This increase was primarily due to increases in utility and marketing costs. We expect direct and occupancy costs in the third quarter of fiscal 2001 to increase as a percentage of sales over the third quarter of fiscal 2000.

Depreciation and Amortization. Depreciation and amortization expenses increased by $804,000 to $2,279,000 in the second quarter of fiscal 2001 from $1,475,000 in the second quarter of fiscal 2000. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $642,000 to $2,405,000 in the second quarter of fiscal 2001 from $1,763,000 in the second quarter of fiscal 2000. General and administrative expenses as a percentage of restaurant sales decreased to 5.5% in the second quarter of fiscal 2001 from 6.0% in the second quarter of fiscal 2000. We expect general and administrative expenses in the third quarter of fiscal 2001 to increase in dollar amount from the third quarter of fiscal 2000.

Preopening. Preopening costs decreased by $114,000 to $1,052,000 in the second quarter of fiscal 2001 from $1,166,000 in the second quarter of fiscal 2000. Preopening costs decreased as a percentage of sales to 2.4% in the second quarter of fiscal 2001 from 3.9% in the second quarter of fiscal 2000. The decrease in preopening costs as a percentage of sales reflects management's efforts to reduce these costs to our target of $185,000 per restaurant and to increased sales. We expect preopening costs in the third quarter of fiscal 2001 to decrease in dollars and as a percentage of sales from the third quarter of fiscal 2000 due to fewer restaurant openings.

Interest Income (Expense). Net interest income increased by $129,000 to $207,000 in the second quarter of fiscal 2001 from $78,000 in the second quarter of fiscal 2000. The increase in net interest income primarily resulted from more invested assets during the second quarter of fiscal 2001 than during the second quarter of fiscal 2000. We expect net interest income in the third quarter of fiscal 2001 to decrease slightly as a percentage of sales from the third quarter of fiscal 2000.

Provision for Income Taxes. The provision for income taxes in the second quarter of fiscal 2001 represents our estimate of our income tax rate for fiscal 2001. Our tax rate has increased from fiscal 2000 due to increased state and federal income taxes rates and the reduced impact of the income tax credit we receive for social security paid on reported tips. We expect income taxes to range from 37%-38% of pre-tax income for the remainder of fiscal 2001.

Twenty-Six Weeks Ended June 25, 2000 Compared to the Twenty-Six Weeks Ended July 1, 2001

Restaurant Sales. Restaurant sales increased by $26.7 million, or 47.1%, to $83.2 million in the first half of fiscal 2001 from $56.5 million in the first half of fiscal 2000. The increase consisted of $26.1 million in sales from new restaurants and approximately $600,000 in comparable restaurant sales increases. Comparable restaurant sales increased by 1.4% in the first half of fiscal 2001 due to a 0.9% increase in average check and 0.5% increase in guest counts.

Product. Product costs increased by $6.1 million to $21.0 million in the first half of fiscal 2001 from $14.9 million in the first half of fiscal 2000. Product costs as a percentage of restaurant sales decreased to 25.3% in the first half of fiscal 2001 from 26.4% in the first half of fiscal 2000. This decrease resulted primarily from the increased sales of baked specialty items, purchasing contracts with improved pricing, management's efforts to control products costs, especially at new restaurants, and the price increase implemented at the beginning of fiscal 2001.

Labor. Labor costs increased by $7.7 million to $25.9 million in the first half of fiscal 2001 from $18.2 million in the first half of fiscal 2000. Labor costs decreased as a percentage of restaurant sales to 31.2% in the first half of fiscal 2001 from 32.3% in the first half of fiscal 2000. This decrease as a percentage of sales was primarily a result of increased staffing efficiencies in hourly labor, particularly at new restaurants, and to the price increase implemented at the beginning of fiscal 2001.

Direct and Occupancy. Direct and occupancy costs increased by $7.3 million to $18.3 million in the first half of fiscal 2001 from $11.0 million in the first half of fiscal 2000. Direct and occupancy costs as a percentage of restaurant sales increased to 22.0% in the first half of fiscal 2001 from 19.4% in the first half of fiscal 2000. This increase was primarily due to increases in utility and marketing costs.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.5 million to $4.3 million in the first half of fiscal 2001 from $2.8 million in the first half of fiscal 2000. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $1.5 million to $5.1 million in the first half of fiscal 2001 from $3.6 million in the first half of fiscal 2000. General and administrative expenses as a percentage of restaurant sales decreased to 6.1% in the first half of fiscal
2001 from 6.3% in the first half of fiscal 2000.   We expect that total general
and administrative expenses will continue to increase in the future, but continue to decrease as a percentage of restaurant sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Preopening. Preopening costs decreased by $179,000 to $2,248,000 in the first half of fiscal 2001 from $2,427,000 in the first half of fiscal 2000.
Preopening costs decreased as a percentage of sales to 2.7% in the first half of fiscal 2001 from 4.3% in the first half of fiscal 2000.

Interest Income (Expense). Net interest income increased by $358,000 to $266,000 of investment income in the first half of fiscal 2001 from $92,000 in interest expense the first half of fiscal 2000. The increase in net interest income in the first half of fiscal 2001 primarily resulted from the investment of approximately $31.4 million in proceeds from our private equity placement in March 2001 compared to borrowings of $12.5 million on our line of credit in the first half of fiscal 2000.

Provision for Income Taxes. The provision for income taxes in the first half of fiscal 2001 represents our estimate of our income tax rate for fiscal 2001. Our tax rate has increased from fiscal 2000 due to increased state and federal income taxes rates and the reduced impact of the income tax credit we receive for social security paid on reported tips.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.2 million in the first half of fiscal 2001 compared to $2.6 million in the first half of fiscal 2000. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $27.2 million for the first half of fiscal 2001 compared with $25.1 million for the first half of fiscal 2000. We opened 13 new restaurants in the first half of fiscal 2001 compared to nine new restaurants in the first half of fiscal 2000. We expect to open 17 new restaurants in fiscal 2001, 15 of which we have opened through August 2001 and the remaining two restaurants are under construction.

Net cash provided by financing operations was $32.1 million for the first half of fiscal 2001 compared with $34.7 million for the first half of fiscal 2000. Financing activities in the first half of fiscal 2001 consisted primarily of the receipt of approximately $31.4 million from the private placement of approximately 1.8 million shares of our common stock in March 2001. Financing activities in the first half of fiscal 2000 consisted primarily of borrowings on our line of credit financings and completion of our secondary offering in April 2000. At July 1, 2001, we had a $20 million line of credit, with no amounts outstanding. The line of credit expires in December 2002 and bears interest at the lower of our lender's reference rate plus 0.0% to 0.25% or LIBOR plus 1.875% to 2.250% (5.705% to 6.080% at July 1, 2001), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the second quarter ended July 1, 2001 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", " believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

o The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.
o The effect of our price increase could be affected by changes in product and liquor mix.
o Our comparable store sales percentage could fluctuate as a result of competition, general economic conditions, changes in consumer preferences or discretionary consumer spending, or changes in our historical sales growth pattern.
o Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as adverse weather conditions, governmental regulation and general economic conditions.
o Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.
o Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing utility costs, or general economic conditions.
o General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.
o Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.
o Interest expense could be adversely affected by our need for additional borrowings on our credit facilities.
o Preopening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.

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

We currently operate a significant number of our restaurants in California, which is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt the power supply at one or more of our restaurants, those restaurants would be temporarily unable to continue operations. Any interruption in our ability to continue operations at our restaurants would result in lost revenue, which could harm our business and results of operations. In addition, energy costs nationwide, including natural gas and electricity, have risen and may continue to rise significantly in the future. If we cannot pass along these costs to our customers, our margins will suffer and our net income would decrease.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on June 12, 2001, the shareholders voted on the following matters:

(1) Election of two Class II directors to serve a three-year term. The nominated directors were elected as follows:

          Director-Nominee             For          Withhold
          ----------------          ----------      --------
          Peter J. Mihajlov         12,221,695       761,130
          Paul Zepf                 12,298,523       684,302

(2) Approval of amendments to the Company's 1996 Stock Incentive Plan. The proposal was approved as follows:

             For           Against       Abstain     Broker Non-Vote
           ---------      ---------      -------     ---------------
           8,639,048      4,321,680       22,097            0


(3) Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year. The proposal was approved as follows:

             For           Against       Abstain     Broker Non-Vote
           ----------      -------       -------     ---------------
           12,424,443      555,467        2,915             0


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                               Description                               Method of Filing
-----------                               -----------                               ----------------
  3.1           Amended and Restated Articles of Incorporation of the Company (1)    Incorporated By
                                                                                           Reference
  3.2           Amended and Restated Bylaws of the Company (2)                       Incorporated By
                                                                                           Reference
  4.1           Specimen Common Stock Certificate (3)                                Incorporated By
                                                                                           Reference
  4.2           Securities Purchase Agreement dated as of October 13, 1998 between   Incorporated By
                the Company and the Purchasers (4)                                         Reference
  4.3           Non-Statutory Stock Option Agreement between the Company and 1204    Incorporated By
                Harmon Partnership dated as of June 1, 1998 (5)                            Reference
  4.4           Form of Stock Purchase Agreement dated as of February 26, 2001       Incorporated By
                among the Company and certain investors (6)                                Reference

(1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).

(2) Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(3) Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(4) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(5) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-72593).
(6) Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2001.

(b) Valuation and Qualifying Accounts:

None

(c) Reports on Form 8-K

    The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on June 7, 2001, disclosing under "Item 5 Other Events" that the Company issued a press release on June 7, 2001 and filing under "Item 7 Financial Statements and Exhibits" a copy of the press release, dated June 7, 2001.

    The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on July 25, 2001, disclosing under "Item 5 Other Events" that the Company issued a press release on July 24, 2001 and filing under "Item 7 Financial Statements and Exhibits" a copy of the press release, dated July 24, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUCA, Inc.
                                       (Registrant)


Date: August 7, 2001                   by:  /s/ Joseph P. Micatrotto
                                            ------------------------------------
                                            Joseph P. Micatrotto,
                                            Chairman, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

Date: August 7, 2001                   by:  /s/ Greg A. Gadel
                                            ------------------------------------
                                            Greg A. Gadel
                                            Executive Vice President, Chief
                                            Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Financial Accounting
                                            Officer)