Form 10-Q
period 2001-09-30
BUCA INC /MN
filed 2001-11-13
CIK 1046501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001.

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
Yes        X               No
         -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,271,269 shares as of November 13, 2001.

                                      INDEX

                           BUCA, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2000 and
         September 30, 2001..................................................3

         Consolidated Statements of Operations - Thirteen and
         Thirty-Nine Weeks Ended September 24, 2000 and
         September 30, 2001..................................................4

         Consolidated Statements of Cash Flows - Thirteen and
         Thirty-Nine Weeks Ended September 24, 2000 and
         September 30, 2001..................................................5

         Notes to Consolidated Financial Statements..........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................12

Item 2.  Changes in Securities and Use of Proceeds..........................12

Item 3.  Defaults upon Senior Securities....................................12

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURES..................................................................14

PART 1. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                           BUCA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Unaudited, in thousands, except share and per share data)

                                                      December 31,  September 30,
                                                          2000           2001
                                                      ------------  -------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $   9,249      $   7,125
 Marketable securities                                                    5,000
 Accounts receivable                                       2,119          1,697
 Inventories                                               3,737          4,739
 Deferred income taxes                                       382            382
 Prepaid expenses and other                                2,345          1,926
                                                       ---------      ---------
       Total current assets                               17,832         20,869

PROPERTY AND EQUIPMENT, net                              102,186        131,083
OTHER ASSETS                                               3,419          4,215
                                                       ---------      ---------
                                                       $ 123,437      $ 156,167
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                      $   6,989      $   6,867
 Accrued expenses                                          9,825          5,420
 Current maturities of long-term debt                        100             15
                                                       ---------      ---------
       Total current liabilities                          16,914         12,302

LONG-TERM DEBT, less current maturities                    1,706            457
OTHER LIABILITIES                                            427            526

SHAREHOLDERS' EQUITY:
 Undesignated stock, 5,000,000 shares authorized,
   none issued or outstanding
 Common stock, $.01 par value-20,000,000 shares
   authorized; 14,228,490 and 16,265,653 shares
   issued and outstanding, respectively                      142            163
 Additional paid-in capital                              112,162        146,499
 Accumulated deficit                                      (7,129)        (2,918)
                                                       ---------      ---------
                                                         105,175        143,744
 Notes receivable from shareholders                         (785)          (862)
                                                       ---------      ---------
       Total shareholders' equity                        104,390        142,882
                                                       ---------      ---------
                                                       $ 123,437      $ 156,167
                                                       =========      =========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (Unaudited, in thousands, except share and per share data)

                                                        Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                   ------------------------------    ------------------------------
                                                   September 24,    September 30,    September 24,    September 30,
                                                       2000             2001             2000              2001
                                                   -------------    -------------    -------------    -------------
Restaurant sales                                    $    33,438      $    44,156      $    89,959      $   127,322
Restaurant costs
   Product                                                8,866           11,160           23,797           32,206
   Labor                                                 10,617           14,386           28,852           40,433
   Direct and occupancy                                   6,717           10,529           17,699           28,807
   Depreciation and amortization                          1,590            2,568            4,403            6,861
                                                    -----------      -----------      -----------      -----------
      Total restaurant costs                             27,790           38,643           74,751          108,307
General and administrative expenses                       1,829            2,613            5,409            7,590
Preopening costs                                          1,388              713            3,815            2,961
Special charges                                                            2,147                             2,147
                                                    -----------      -----------      -----------      -----------
Operating income                                          2,431               40            5,984            6,317
Interest income                                             255              163              464              618
Interest expense                                            (97)             (39)            (398)            (229)
                                                    -----------      -----------      -----------      -----------
Income before income taxes                                2,589              164            6,050            6,706
Provision for income taxes                                 (907)             (61)          (2,117)          (2,494)
                                                    -----------      -----------      -----------      -----------
Net income                                          $     1,682      $       103      $     3,933      $     4,212
                                                    ===========      ===========      ===========      ===========

Net income per common share - basic:
Net income per share                                $      0.12      $      0.01      $      0.31      $      0.27
Weighted average common shares outstanding           14,149,507       16,263,504       12,742,461       15,785,858

Net income per share- diluted:
Net income per share                                $      0.12      $      0.01      $      0.30      $      0.26
Weighted average common shares assumed
   Outstanding                                       14,595,619       16,700,274       13,210,265       16,387,518

                 See notes to consolidated financial statements.

                           BUCA, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                        Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                   ------------------------------    ------------------------------
                                                   September 24,    September 30,    September 24,    September 30,
                                                       2000             2001             2000              2001
                                                   -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  1,682       $    103          $  3,933         $  4,212
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                       1,590          2,568             4,403            6,861
     Special charges - impairment of assets                             1,816                              1,816
     Deferred income taxes                                 808                            1,406
     Tax benefit on stock option exercises                                                                   914
     Change in assets and liabilities:
       Accounts receivable                                 (82)          (107)             (490)             422
       Inventories                                        (471)           (98)           (1,204)          (1,002)
       Prepaid expenses and other                       (2,665)           768            (2,718)             419
       Accounts payable                                    775           (575)            1,058             (122)
       Accrued expenses                                  1,038           (547)           (1,155)          (4,405)
       Other                                              (265)            39              (202)              99
                                                      --------       --------          --------         --------
          Net cash provided by operating activities      2,410          3,967             5,031            9,214

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                   (6,577)       (10,096)          (31,686)         (37,291)
   Purchase of available-for-sale investments                          (5,000)          (23,932)         (16,415)
   Sale and maturity of available-for-sale investments                  4,512            21,974           11,415
   (Increase) decrease in other assets                    (340)            89               259             (727)
                                                      --------       --------          --------         --------
          Net cash used in investing activities         (6,917)       (10,495)          (33,385)         (43,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit borrowings                                               12,500            2,900
   Payments for line of credit borrowings                                               (12,500)          (2,900)
   Proceeds from issuance of long-term debt                                                 800
   Principal payments on long-term debt                    (22)            (3)              (49)          (1,334)
   Loan acquisition costs                                                (221)              (81)            (353)
   Collection on notes receivable from shareholders         46            132               106              263
   Net proceeds from issuance of common stock              357           (291)           34,340           33,104
                                                      --------       --------          --------         --------
          Net cash provided by (used in) financing
          activities                                       381           (383)           35,116           31,680

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (4,126)        (6,911)            6,762           (2,124)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        12,614         14,036             1,726            9,249
                                                      --------       --------          --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  8,488       $  7,125          $  8,488         $  7,125
                                                      ========       ========          ========         ========

                 See notes to consolidated financial statements.

                           BUCA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries ("we", "us", or "our") develops and operates family-style, immigrant Southern Italian restaurants located in 22 states and the District of Columbia under the name of BUCA di BEPPO.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirty-nine weeks ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

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

On June 29, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Intangible Assets. FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. FAS 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. We do not believe FAS 141 or FAS 142 will have a material impact on our financial statements.

2.       NET INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes conversion of the convertible subordinated debentures as of the beginning of the year and exercise of stock options and warrants using the treasury stock method, if dilutive.

3.       SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the period ended (in thousands):

                                                            Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                          ------------------------     -----------------------
                                                          September      September     September    September
                                                          24, 2000       30, 2001      24, 2000      30, 2001
                                                          --------       --------      --------     ---------
Cash paid during period for:
        Interest                                            $ 69           $ 72           $372        $  227
        Income taxes                                          77            116            211         1,268
Non-cash investing and financing activities:
        Shareholder receivable from issuance of               80             60            360           460
            common stock
        Shareholder receivable reduction due to               20                           120           120
            retirement of stock
        Conversion of convertible subordinated                                             660
            debentures to common stock

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

At September 30, 2001 we owned and operated 68 full service, dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since late 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999 and 17 in each of 2000 and 2001. We intend to open 14 new restaurants in fiscal 2002, of which all have signed leases and eight are under construction.

Beginning in fiscal 2001, we have added a baked specialties menu to each of our restaurants. These specialties are offered every day to our customers. The baked specialty menu includes some of our most popular baked specials (currently Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells). These baked specialties currently represent approximately 10% of our food sales. Besides the baked specialties, every restaurant offers from two to five specials every day. These daily specials are selected from a list of approximately 70 recipes. Both the baked specialties and daily specials are priced higher than normal menu items and generate higher margins.

Our restaurant sales are comprised almost entirely of the sales of food and beverages. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Special charges include an asset impairment charge of approximately $1.8 million primarily related to our lowest sales volume restaurant and other expenses related to the tragic events of September 11, 2001. Interest expense includes the cost of interest expense on debt. Interest income includes the interest income on invested assets.

Results of Operations

Our operating results for the thirteen and thirty-nine week periods ended September 24, 2000 and September 30, 2001 expressed as a percentage of restaurant sales were as follows:


                                                        Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                   --------------------------------  ------------------------------
                                                    September 24,   September 30,     September 24,   September 30,
                                                        2000            2001              2000            2001
                                                   --------------------------------  ------------------------------
Restaurant sales                                        100.0%         100.0%            100.0%          100.0%
Restaurant costs
   Product                                               26.5%          25.3%             26.5%           25.3%
   Labor                                                 31.8%          32.6%             32.1%           31.8%
   Direct and occupancy                                  20.1%          23.8%             19.7%           22.6%
   Depreciation and amortization                          4.8%           5.8%              4.9%            5.4%
                                                   ---------------------------       ------------------------------
       Total restaurant costs                            83.1%          87.5%             83.1%           85.1%
General and administrative expenses                       5.5%           5.9%              6.0%            6.0%
Preopening costs                                          4.2%           1.6%              4.2%            2.3%
Special charges                                           0.0%           4.9%              0.0%            1.7%
                                                   ---------------------------       ------------------------------
Operating income                                          7.3%           0.1%              6.7%            5.0%
Interest income                                           0.8%           0.4%              0.5%            0.5%
Interest expense                                         (0.3)%         (0.1)%            (0.4)%          (0.2)%
                                                   ---------------------------       ------------------------------
Income before income taxes                                7.7%           0.4%              6.7%            5.3%
Provision for income taxes                               (2.7)%         (0.1)%            (2.4)%          (2.0)%
                                                   ---------------------------       ------------------------------
Net income                                                5.0%           0.2%              4.4%            3.3%
                                                   ===========================       ==============================

Thirteen Weeks Ended September 24, 2000 Compared to the Thirteen Weeks Ended September 30, 2001

Restaurant Sales. Restaurant sales increased by $10.8 million, or 32.1%, to $44.2 million in the third quarter of fiscal 2001 from $33.4 million in the third quarter of fiscal 2000. The increase was the result of sales from new restaurants. Comparable restaurant sales decreased by 3.8% in the third quarter of fiscal 2001 due entirely to a reduction in guest counts.

Product. Product costs increased by $2.3 million to $11.2 million in the third quarter of fiscal 2001 from $8.9 million in the third quarter of fiscal 2000. Product costs as a percentage of restaurant sales decreased to 25.3% in the third quarter of fiscal 2001 from 26.5% in the third quarter of fiscal 2000. This decrease resulted primarily from the increased sales of baked specialty items, management's efforts to control product costs, especially at new restaurants, purchasing contracts with improved pricing, and the price increase implemented at the beginning of fiscal 2001. We expect product costs in the fourth quarter of fiscal 2001 to decrease as a percentage of sales from the fourth quarter of fiscal 2000.

Labor. Labor costs increased by $3.8 million to $14.4 million in the third quarter of fiscal 2001 from $10.6 million in the third quarter of fiscal 2000. Labor costs increased as a percentage of restaurant sales to 32.6% in the third quarter of fiscal 2001 from 31.8% in the third quarter of fiscal 2000. This increase in labor costs, which include relatively fixed management labor and benefits, as a percentage of sales was primarily due to the decrease in average weekly restaurant sales. We expect labor costs in the fourth quarter of fiscal 2001 to increase as a percentage of sales from the fourth quarter of fiscal 2000 due to the extra week of sales in the fourth quarter of fiscal 2000.

Direct and Occupancy. Direct and occupancy costs increased by $3.8 million to $10.5 million in the third quarter of fiscal 2001 from $6.7 million in the third quarter of fiscal 2000. Direct and occupancy costs as a percentage of restaurant sales increased to 23.8% in the third quarter of fiscal 2001 from 20.1% in the third quarter of fiscal 2000. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was primarily due to declining average weekly restaurant sales. We expect direct and occupancy costs in the fourth quarter of fiscal 2001 to increase as a percentage of sales over the fourth quarter of fiscal 2000.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.0 million to $2.6 million in the third quarter of fiscal 2001 from $1.6 million in the third quarter of fiscal 2000. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $784,000 to $2,613,000 in the third quarter of fiscal 2001 from $1,829,000 in the third quarter of fiscal 2000. General and administrative expenses as a percentage of restaurant sales increased to 5.9% in the third quarter of fiscal 2001 from 5.5% in the third quarter of fiscal 2000. The increase in general and administrative expenses as a percentage of sales is primarily due to the decrease in average weekly restaurant sales. We expect general and administrative expenses in the fourth quarter of fiscal 2001 to increase in dollar amount and as a percentage of sales from the fourth quarter of fiscal 2000.

Preopening. Preopening costs decreased by $675,000 to $713,000 in the third quarter of fiscal 2001 from $1,388,000 in the third quarter of fiscal 2000. Preopening costs decreased as a percentage of sales to 1.6% in the third quarter of fiscal 2001 from 4.2% in the third quarter of fiscal 2000. The decrease in preopening costs as a percentage of sales was due to the opening of four restaurants in the third quarter of fiscal 2001 compared to seven restaurants in the third quarter of fiscal 2000, management's efforts to reduce these costs, and to increased sales on a larger base of restaurants. We expect preopening costs in the fourth quarter of fiscal 2001 to decrease in dollars and as a percentage of sales from the fourth quarter of fiscal 2000.

Interest Income (Expense). Net interest income decreased by $34,000 to $124,000 in the third quarter of fiscal 2001 from $158,000 in the third quarter of fiscal 2000. The decrease in net interest income resulted from less invested assets during the third quarter of fiscal 2001 than during the third quarter of fiscal 2000 and due to declining interest income rates. We expect net interest income in the fourth quarter of fiscal 2001 to decrease slightly as a percentage of sales from the fourth quarter of fiscal 2000.

Provision for Income Taxes. The provision for income taxes in the third quarter of fiscal 2001 represents our estimate of our income tax rate for fiscal 2001. Our tax rate has increased from fiscal 2000 primarily due to increased state income taxes and the reduced impact of the income tax credit we receive for social security paid on reported tips. We expect income taxes to be approximately 36% of pre-tax income for fiscal 2001.

Thirty-Nine Weeks Ended September 24, 2000 Compared to the Thirty-Nine Weeks Ended September 30, 2001

Restaurant Sales. Restaurant sales increased by $37.3 million, or 41.5%, to $127.3 million in the first three quarters of fiscal 2001 from $90.0 million in the first three quarters of fiscal 2000. The increase resulted from sales in our new restaurants. Comparable restaurant sales decreased by 0.5% in the first three quarters of fiscal 2001 compared to the prior fiscal year period, due to a reduction in guest counts.

Product. Product costs increased by $8.4 million to $32.2 million in the first three quarters of fiscal 2001 from $23.8 million in the first three quarters of fiscal 2000. Product costs as a percentage of restaurant sales decreased to 25.3% in the first three quarters of fiscal 2001 from 26.5% in the first three quarters of fiscal 2000. This decrease resulted primarily from the increased sales of baked specialty items, purchasing contracts with improved pricing, management's efforts to control products costs, especially at new restaurants, and the price increase implemented at the beginning of fiscal 2001.

Labor. Labor costs increased by $11.5 million to $40.4 million in the first three quarters of fiscal 2001 from $28.9 million in the first three quarters of fiscal 2000. Labor costs decreased as a percentage of restaurant sales to 31.8% in the first three quarters of fiscal 2001 from 32.1% in the first three quarters of fiscal 2000. This decrease as a percentage of sales was primarily a result of increased staffing efficiencies in hourly labor, particularly at new restaurants, and to the price increase implemented at the beginning of fiscal 2001.

Direct and Occupancy. Direct and occupancy costs increased by $11.1 million to $28.8 million in the first three quarters of fiscal 2001 from $17.7 million in the first three quarters of fiscal 2000. Direct and occupancy costs as a percentage of restaurant sales increased to 22.6% in the first three quarters of fiscal 2001 from 19.7% in the first three quarters of fiscal 2000. This increase as a percentage of sales was primarily due to decreases in average weekly restaurant sales.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.5 million to $6.9 million in the first three quarters of fiscal 2001 from $4.4 million in the first three quarters of fiscal 2000. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $2.2 million to $7.6 million in the first three quarters of fiscal 2001 from $5.4 million in the first three quarters of fiscal 2000. General and administrative expenses as a percentage of restaurant sales remained constant at 6.0% in the first three quarters of fiscal 2001 and 2000.

Preopening. Preopening costs decreased by $854,000 to $2,961,000 in the first three quarters of fiscal 2001 from $3,815,000 in the first three quarters of fiscal 2000. Preopening costs decreased as a percentage of sales to 2.3% in the first three quarters of fiscal 2001 from 4.2% in the first three quarters of fiscal 2000.

Interest Income (Expense). Net interest income increased by $323,000 to $389,000 in the first three quarters of fiscal 2001 from $66,000 in the first three quarters of fiscal 2000. The increase in net interest income in the first three quarters of fiscal 2001 primarily resulted from the investment of approximately $31.4 million in proceeds from our private equity placement in March 2001 and minimal borrowings under our line of credit facility.

Provision for Income Taxes. The provision for income taxes in the first three quarters of fiscal 2001 represents our estimate of our income tax rate for fiscal 2001. Our tax rate has increased from fiscal 2000 due to increased state income taxes and the reduced impact of the income tax credit we receive for social security paid on reported tips.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.2 million for the first three quarters of fiscal 2001 compared to $5.0 million for the first three quarters of fiscal 2000. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $37.3 million for the first three quarters of fiscal 2001 compared with $31.7 million for the first three quarters of fiscal 2000. We opened 17 new restaurants in the first three quarters of fiscal 2001 compared to 16 new restaurants in the first three quarters of fiscal 2000.

Net cash provided by financing operations was $31.7 million for the first three quarters of fiscal 2001 compared with $35.1 million for the first three quarters of fiscal 2000. Financing activities in the first three quarters of fiscal 2001 consisted primarily of the receipt of approximately $31.4 million from the private placement of approximately 1.8 million shares of our common stock in March 2001. Financing activities in the first three quarters of fiscal 2000 consisted primarily of borrowings on our line of credit financings and completion of our secondary offering in April 2000. At September 30, 2001, we had a $20 million line of credit, with no amounts outstanding. The agreement provides that it may be increased to $25 million upon the occurrence of certain events. The line of credit expires in December 2003 and bears interest at the lower of our lender's reference rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.00% (3.50% to 4.00% at November 9, 2001), dependent upon our meeting certain financial ratios. We are required to pay 0.25% to 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, preopening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs of capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations and other available borrowings will be sufficient to fund our capital requirements through the year 2002. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the third quarter ended September 30, 2001 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

o The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.
o The effect of our price increase could be affected by changes in product and liquor mix.

o Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, adverse weather conditions, governmental regulation, inflation and general economic conditions.
o Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.
o Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing utility costs, or general economic conditions.
o General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.
o Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.
o Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.
o Preopening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.
o Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.
o The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.
o Our capital requirements through the year 2002 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.
o The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.
o        Additional factors that could cause actual results to differ include:
         risks associated with terrorism and our countries war on terrorism, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; legal actions arising in the normal course of business, including complaints or litigation from guests; and the effects of FAS 141 on FAS 142 on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest at the lower of the lending bank's reference rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.00%. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. We currently do not have any borrowings on our revolving line of credit.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                          Description                                         Method of Filing
-----------                          -----------                                         ----------------
     3.1     Amended and Restated Articles of Incorporation of the Company  (1)            Incorporated By
                                                                                                 Reference
     3.2     Amended and Restated Bylaws of the Company (2)                                Incorporated By
                                                                                                 Reference
     4.1     Specimen Common Stock Certificate (3)                                         Incorporated By
                                                                                                 Reference
     4.2     Securities Purchase Agreement dated as of October 13, 1998 between            Incorporated By
             the Company and the Purchasers (4)                                                  Reference
     4.3     Non-Statutory Stock Option Agreement between the Company and 1204             Incorporated By
             Harmon Partnership dated as of June 1, 1998 (5)                                     Reference
     4.4     Form of Stock Purchase Agreement dated as of February 26, 2001                Incorporated By
             among the Company and certain investors (6)                                         Reference
     10.1    Credit Agreement, dated as of August 28, 2001                            Filed Electronically
     10.2    First Amendment to Credit Agreement, dated as of November 1, 2001        Filed Electronically

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


(b)      Reports on Form 8-K

         The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on October 5, 2001, disclosing under "Item 5 Other Events" certain information discussed in the Company's conference call held on October 4, 2001.

         The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on October 24, 2001, reporting under "Item 5 Other Events" that the Company issued a press release on October 23, 2001; disclosing under "Item 5 Other Events" certain information related to the Company's expected capital expenditures and new restaurant sales weeks discussed in the Company's conference call held on October 24, 2001; and filing under "Item 7 Financial Statements and Exhibits" a copy of the press release, dated October 23, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUCA, Inc.
                                        (Registrant)


Date: November 13, 2001                 by:  /s/ Joseph P. Micatrotto
                                             -----------------------------------
                                                 Joseph P. Micatrotto,
                                                 Chairman, President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

Date: November 13, 2001                 by:  /s/ Greg A. Gadel
                                             -----------------------------------
                                                 Greg A. Gadel
                                                 Executive Vice President, Chief
                                                 Financial Officer, Secretary
                                                 and Treasurer
                                                 (Principal Financial Accounting
                                                 Officer)