Form 10-K
period 2001-12-30
BUCA INC /MN
filed 2002-04-01
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number 0-25721

BUCA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1802364
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification no.)

1300 Nicollet Mall, Suite 5003
Minneapolis, Minnesota 55403
(Address of principal executive offices) (Zip code)

(612) 288-2382
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 20, 2002 was $289,053,704, based on the closing sale price for BUCA, Inc.’s common stock on that date. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 20, 2002 the registrant had 16,342,158 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held June 4, 2002 are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections about the restaurant industry, and our beliefs and assumptions. We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

Unless otherwise indicated, references to “2001” mean BUCA, Inc.’s fiscal year ended December 30, 2001, references to “2000” mean BUCA, Inc.’s fiscal year ended December 31, 2000, references to “1999” mean BUCA, Inc.’s fiscal year ended December 26, 1999, references to “1998” mean BUCA, Inc.’s fiscal year ended December 27, 1998, and references to “1997” mean BUCA, Inc.’s fiscal year ended December 28, 1997.

Overview

BUCA, Inc. owns and operates full service restaurants under the names Buca di Beppo and Vinny Testa’s Italian-American restaurants. Our Buca di Beppo restaurants offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

Buca di Beppo’s food is based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. Our oversized portions, served family-style on large platters, are designed to overwhelm guests with an abundance of high quality food. In family-style serving, each item is shared by the entire table, which encourages guests to interact and enjoy the meal together. Each Buca di Beppo restaurant is open for dinner only.

In January 2002, we purchased the assets of the nine Vinny Testa’s restaurants in the Greater Boston and Philadelphia areas. Vinny Testa’s restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn and South Philadelphia in the 1940’s. The menu includes both individual and family-style portions. Vinny Testa’s is open for both lunch and dinner.

We design each of our restaurants to be a fun, high-energy destination. Each Buca di Beppo and Vinny Testa’s restaurant in a market is unique, which reinforces our image as a collection of neighborhood restaurants. Our food, decor and family-style servings all promote a fun, celebratory and socially interactive dining experience that emulates a traditional Italian/American meal. We believe that our restaurants provide superior unit level economics. We are pursuing a rapid, but disciplined expansion strategy. Our objective is to become the dominant Southern Italian restaurant concept in each of our markets.

Our Menu

We believe that the authenticity, quality and consistency of our food are the most important component of our long-term success. In contrast to the levity of our decor and ambiance, we take menu development and food preparation very seriously. Our Buca di Beppo menu is based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. We make regular trips to Southern Italy and Sicily to find new recipes for our menu that are then extensively tested and refined before introduction in our restaurants.

Some of Buca di Beppo’s most popular menu items include the Buca di Beppo 1893 Salad, Chicken Cacciatore, Spaghetti with half-pound Meat Balls, Eggplant Parmigiana, Ravioli al Pomodoro, Veal Marsala, Garlic Mashed Potatoes, Pizza Arrabiatta and Tiramisu. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the immigrant Southern Italian kitchen. We also offer Daily Specials centered around a genre of Southern Italian cooking called “cucina di povera,” which translates as “cuisine of the poor.” We believe that our Daily Specials play a vital role in keeping the menu fresh and allow us to test prospective menu items.

Beginning in fiscal 2001, we have added a Baked Specialties menu to each of our Buca di Beppo restaurants and introduced Buca per Due, which means “Buca for Two.” The Baked Specialties are offered every day to our customers. The Baked Specialty menu includes some of our most popular baked specials such as Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells. Buca per Due marries a portion of our Baked Specialties with a portion of one of our most popular entrée items and are served on our traditional family-style platters, allowing groups of two to four diners to enjoy a wider selection of our food each time they visit.

Vinny Testa’s menu features a variety of pasta, meat, poultry, and seafood items, appetizers, soups, salads and desserts. Menu items include Fried Calamari, Warm Tomato Salad, Veal Parmigiana, Spaghetti Marinara, Linguini with Clam Sauce, Lasagna, Pollo Griglia, Veal Marsala and Cannoli. The menu portions can be served in either individual portions or family-style. Combinations of various items are also offered, including such items as Chicken and Eggplant Parmigiana; Shrimp and Chicken Piccata and Veal Parmigiana, Sausage, Meatball and Spaghetti.

All of our menu items are designed to be enjoyed either in the restaurant or as take out. We believe that take out represents a continued opportunity to build our sales.

To ensure that the food we are serving is of consistently high quality, we have developed extensive quality control practices. For example, every member of our kitchen staff must participate in a thorough training program. We also have strict specifications that ensure only high quality ingredients are used in our food. A kitchen manager or chef at each restaurant is responsible for making a final check of each item to assure it meets our high quality standards before it leaves the kitchen.

Our menu pricing is consistent within a market, but may differ slightly market to market. At our Buca di Beppo restaurants, main menu items, Baked Specialties, and Buca per Due range in price from $6.95 to $22.95, while Daily Specials are typically priced higher. All of the menu items are designed to be shared by the entire party at the table. The average check per Buca di Beppo guest in fiscal 2001 was approximately $20.50, including beverages. In fiscal 2001, alcoholic beverages, primarily table wine, accounted for approximately 25 percent of in-restaurant sales for our Buca di Beppo restaurants open at lease three years.

Operations

Restaurant Management.    Our ability to effectively manage restaurants in a diverse geographic area will continue to be critical to our overall success. We currently have seven Divisional Vice Presidents of Operations overseeing our Buca di Beppo restaurants. Each Divisional Vice President is expected to effectively manage up to 15 restaurants. Our Divisional Vice Presidents supervise each Paisano Partner within his or her territory with the goal of achieving an expected return on investment through the successful implementation and operation of our Buca di Beppo concept. We believe that our Divisional Vice Presidents can accomplish this broad supervisory task in large part because of the experience and high caliber of our Paisano Partners. In addition, because Buca di Beppo is a dinner only concept, the number of meal shifts that the Paisano Partner and, indirectly, the Divisional Vice President, must supervise are less than most restaurants in the industry. The typical Buca di Beppo restaurant management team consists of the Paisano Partner, Kitchen Manager, Assistant General Manager and Assistant Kitchen Manager. Under the Paisano Partner program, this management team receives a percentage of incremental restaurant cash flow after their restaurant achieves certain minimum performance levels. Each member of our restaurant management team is cross-trained in all operational areas. As we grow our restaurants and expand geographically, we expect to add additional Divisional Vice Presidents.

At this time, we have two Regional Directors of Operations that supervise our nine Vinny Testa’s restaurants. The Regional Directors supervise the General Manager and report directly to our Senior Vice President of Operations. Because Vinny Testa’s serves lunch, the restaurants typically employ more managers than a Buca di Beppo restaurant. The typical Vinny Testa’s restaurant team consists of a General Manager, an Executive Chef, one or two Sous Chefs, and two to three Assistant Managers. Currently, all managers earn incentives through a bonus plan that is based on their restaurant’s performance in the area of sales, cost management and quality of operations. Also, each management team can earn cash rewards based upon their teams performance in relationship to other restaurant teams in the areas of profitability, quality of operations, training and development. During fiscal 2002 we expect to convert the Vinny Testa’s management team to the Paisano Partner program.

Recruiting.    We actively recruit and select individuals who share our passion for guest service. Testing and multiple interviews are used to aid in the selection of new employees at all levels. We have developed a competitive compensation plan for restaurant management that includes a base salary, competitive benefits package, including a 401(k) plan, and participation in a management incentive plan that rewards the restaurant management team for achieving performance objectives. All of our employees are entitled to discounted meals at our restaurants. All Buca di Beppo restaurant employees also are invited to the daily pre-shift meal held at each restaurant. Buca di Beppo enjoys the recruiting advantage of primarily being a one-meal-period-only restaurant concept, which provides employees with a more regular schedule than they might have at other restaurant concepts. In addition, because they are working only a dinner shift, where tips are usually greater than other meals, Buca di Beppo servers realize better per hour compensation than most other multiple meal concepts. It is our policy to promote from within, but we recognize the need to supplement this policy with outside recruiting at this stage of our growth and as new markets are opened.

Training.    We provide all new employees with intensive training to ensure they are provided with the tools to excel in their position. This training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new employee’s progress at pre-determined stages within the training schedule. Each new member of the restaurant management team participates in a 12-week training program. All management employees receive kitchen training. All field management employees are required to complete a minimum of one week of training at “Buca University.” Buca University is a training program held at our headquarters in Minneapolis, Minnesota. This program combines hands-on training conducted in the five restaurants in the Minneapolis market with classroom instruction lead by senior management of each of the various Home Office departments. In addition to the formal training programs, we maintain detailed operating procedure manuals, standards, controls, food line management systems and a food culture book to complement the training received at all levels.

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

Hours of Restaurant Operation.    Buca di Beppo restaurants are open seven days a week for dinner only, typically opening at 5 p.m. during the week and noon on the weekends and closing at 10 p.m. on weekdays and 11 p.m. on weekends. Vinny Testa’s restaurants are open for lunch and dinner seven days a week from 11:30 a.m. to 11 p.m. Both restaurants are closed for Thanksgiving and Christmas.

Marketing

Our marketing strategy is to communicate the BUCA, Inc., Buca di Beppo and Vinny Testa’s brands through creative and non-traditional avenues. We focus our efforts on getting people in the local community, particularly civic, business and media leaders, to talk about the Buca di Beppo and Vinny Testa’s experience. We expect to continue investing approximately two to three percent of our restaurant sales on marketing efforts in the future.

We began testing radio advertising in fiscal 2001. The early tests, although limited, were promising. We plan to expand this radio advertising in fiscal 2002 beginning in the second quarter. We expect to run some type of radio advertising in over half of our markets in fiscal 2002. We also plan to support several markets with outdoor advertising, such as billboards, during fiscal 2002.

In connection with new restaurant openings, we contract with local public relations firms to assist us in establishing and sustaining the Buca di Beppo and Vinny Testa’s brands. By organizing events such as pre-opening parties and concierge dinners, these firms focus primarily on introducing Buca di Beppo and Vinny Testa’s restaurants to opinion leaders, such as civic and media personalities, and to hospitality industry leaders such as key hotel staff, meeting planners and convention and visitors bureau representatives.

We sustain restaurant awareness primarily through unpaid media exposure and word-of-mouth advertising, including grassroots neighborhood marketing efforts, primarily driven by the Paisano Partner. Buca di Beppo restaurants have achieved particular success by delivering a sample of menu items to drive-time radio personalities and morning television hosts, earning free media exposure, and often invitations for scheduled return engagements, while developing relationships with high-profile media personalities.

To reinforce our image as a collection of unique neighborhood restaurants, each Paisano Partner works diligently to establish a community presence. Through ongoing neighborhood marketing efforts, supported by our marketing department, each Paisano Partner establishes relationships with area businesses and residents, participates in high-profile events and festivals and takes advantage of opportunities to introduce area residents and workers to the restaurant. Because of their credibility as local business owners and community members, Paisano Partners play an integral role in establishing our restaurants in the neighborhood.

We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take out menus and direct mailings. Typical themes in these materials include: “Recorded Music in Every Room,” “Cocktails in the Lounge and at Your Table” and “Vinyl Booths Mean No Static Cling For the Ladies.” All marketing communications work to establish each of our restaurants as a distinct, casual and welcoming neighborhood Southern Italian restaurant.

Purchasing

We strive to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. To this end, we continually research and evaluate various ingredients and products in an effort to maintain the highest quality and to be responsive to changing consumer tastes. Our centralized purchasing staff, under the direction of our Vice President of Finance and Purchasing, procures the products specified by our Culinary Department, specifies the products to be used at our restaurants, designates the vendors and provides suppliers with detailed ingredient specifications. To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management team determines the quantities of food and supplies required. To obtain the lowest possible prices for the required high quality and consistency, each restaurant orders items primarily from our national food distributor, SYSCO Corporation, on terms negotiated by our centralized purchasing staff. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

Employees

As of December 30, 2001, we had approximately 4,100 employees, 100 served in administrative or executive capacities, 300 served as restaurant management personnel and the remainder were hourly restaurant personnel.

None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Intellectual Property

We have registered the servicemarks “BUCA,” “BEPPO,” “BUCA DI BEPPO,” VINNY TESTA’S,” VINNY TESTA’S BAR RISTORANTE & design, Cherubs and Bowl design, Curtain design, Smoking Cherub design and People Toasting With Wine design with the United States Patent and Trademark Office. We have federal trademark applications pending for the following marks: “BUCA BREATH,” “BUCA BREATH. ACCEPT ONLY THE ORIGINAL,” “BUCA DI BEPPO (stylized),” “BUCA DI BEPPO” & design, Mama Buca I design, Mama Buca II design, Pouring Chianti Bottle design, and VINNY TESTA’S & design. In addition, we have a Canadian trademark application pending for the service mark “VINNY TESTA’S.” We believe that our trademarks, service marks, trade dress and other proprietary rights have significant value and are important to the marketing of our restaurant concept. We have in the past protected our proprietary rights and expect to continue to vigorously protect those rights in the future. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation and/or infringement of these rights or the use by others of restaurant features based upon, or otherwise similar to, our overall concept. It may be difficult for us to prevent others from copying discrete elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations may claim that our name is confusingly similar to their names and may try to prevent us from using our marks in those locales.

Our History

The Buca di Beppo concept was created in Minneapolis in 1993 by our founder, Philip A. Roberts, and originally operated by a company owned by Mr. Roberts, Don W. Hays and Peter J. Mihajlov. On December 31, 1994, Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area, acquired this company. Messrs. Roberts, Hays and Mihajlov are the principle shareholders of Parasole. From January 1995 through September 1996, BUCA operated as a wholly owned subsidiary of Parasole. On September 30, 1996, BUCA, Inc. was spun-off from Parasole through a share dividend of our common stock pro rata among the Parasole shareholders to create a better vehicle for obtaining financing for our expansion plans. In January 2002, we purchased the assets of the nine Vinny Testa’s restaurants. The Vinny Testa’s concept was established in Boston in 1993.

Competition

The restaurant industry is intensely competitive. We compete on the basis of taste, quality, price of food offered, guest service, location, ambiance and overall dining experience. We have many well-established competitors, both nationally and locally owned Italian and non-Italian concepts, with substantially greater financial resources and a longer history of operations than we do. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites. Changes in consumer tastes, economic conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect our business, as could the unavailability of experienced management and hourly employees.

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

Each of our restaurants is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees; hours of operation; advertising; wholesale purchasing; inventory control and handling; and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.

We are subject to “dram-shop” statutes in the states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgement against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990, which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of these renovations is not expected to materially affect us.

Risk Factors

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

To continue to grow, we must open new Buca di Beppo and Vinny Testa’s restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. We expanded from 11 restaurants at the end of fiscal 1997 to 68 restaurants at the end of fiscal 2001. We acquired nine Vinny Testa’s restaurants in January 2002 and expect to open a total of 14 Buca di Beppo restaurants during fiscal 2002. Our ability to expand successfully will depend on a number of factors, some of which are beyond our control, including the:

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable leases;

•	timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

•	management of construction and development costs of new restaurants;

•	securing of required governmental approvals, permits and licenses;

•	recruitment of qualified operating personnel, particularly Paisano Partners and kitchen managers;

•	competition in new markets; and

•	general economic conditions.

In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and  discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets. Furthermore, a sustained history of significant operating losses at a restaurant could result in a charge for impairment of assets. See Note 1 to our audited consolidated financial statements for a discussion of the asset impairment criteria.

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

Furthermore, we may seek to acquire other operations. To do so successfully, we would need to identify suitable acquisition candidates, obtain financing on acceptable terms and negotiate acceptable acquisition terms. Even if we are successful in completing acquisitions, they may have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the completion of an acquisition, while the acquisition is being integrated into our operations. In January 2002, we acquired the assets of nine Vinny Testa’s restaurants. We do not currently have any definitive agreements, arrangements or understandings regarding any other particular acquisition.

Fluctuations in Our Operating Results May Result in Decreases in Our Stock Price

Our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses; profitability of new restaurants; increases or decreases in comparable restaurant sales; general economic conditions; seasonality of restaurant sales; consumer confidence in the economy; changes in consumer preferences; competitive factors and weather conditions. As a result, our operating results may fall below the expectations of public market analysts and investors. In that event, the price of our common stock would likely decrease.

In the past, our pre-opening costs have varied significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur most pre-opening costs for a new restaurant within the two months immediately preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs and labor and direct and occupancy costs. Due to these factors, results for a quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our historical operating results.

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

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Results

Our restaurants feature Southern Italian cuisine served primarily in family-style portions. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining.

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

We May Be Unable to Sustain Profitability

We intend to expend significant financial and management resources on the development of additional restaurants. We cannot predict whether we will be able to sustain revenue growth, profitability or positive cash flow in the future. Failure to achieve these objectives may cause our stock price to decline and make it difficult to raise additional capital. See “Item 6. Selected Consolidated Financial Data” for the history of our losses prior to fiscal 1999.

We May Be Unable to Compete with Larger, Better Established Competitors

The restaurant industry is highly competitive. Due to our limited financial resources and operating history, we may be unable to compete effectively with larger, better-established competitors, which have substantially greater financial resources and operating histories than we do. We will likely face direct competition with these competitors in each of the markets we enter. See “Item 1. Business—Competition” for a discussion of the competition we face.

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

Our Operations Depend on Governmental Licenses and We May Face Liability Under Dram Shop Statutes

Our business depends on obtaining and maintaining required food service, health department and liquor licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to “dram shop” statutes in most states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See “Item 1. Business—Government Regulation” for a discussion of the regulations we must comply with.

Complaints or Litigation From Guests May Materially Adversely Affect Us

We are from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our restaurants, regardless of whether the allegations are valid or whether we are held liable. These claims may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

We May be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows. Moreover, if we issue additional equity securities, your holdings may be diluted.

Although we expect that borrowings under our credit facility, combined with other resources will be sufficient to fund our capital requirements at least through fiscal 2002, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

•	future actual cash flows from operations fail to meet our expectations;

•	costs and capital expenditures for new restaurant development exceed anticipated amounts;

•	we are unable to obtain sale-leaseback financing of certain restaurants;

•	landlord contributions, loans and other incentives are lower than expected;

•	we are required to reduce prices to respond to competitive pressures;

•	we are able to secure a greater number of attractive development sites than currently anticipated; or

•	we are unable to achieve the required bank covenants.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our historical and anticipated capital needs.

We May Suffer from Uninsured Losses that Could Have a Material Adverse Effect on Our Business

We have comprehensive insurance, including general liability, fire, extended coverage and employee practices liability coverage. However, there are certain types of losses that may be uninsurable or that we believe are not economically insurable, such as earthquakes and other natural disasters. In view of the location of many of our existing and planned restaurants in California and other earthquake prone areas of the United States, our operations are susceptible to damage and disruption caused by earthquakes. In the event of an earthquake or other natural disaster affecting one or more geographic areas of our operations, we could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties. In addition, we do not currently maintain any insurance coverage for the effects of adverse publicity and any adverse publicity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Terrorist Attacks or Acts of War Could Adversely Affect Our Restaurant Sales and Operations

The September 11, 2001 terrorist attacks on the United Stated had a significant negative impact on the portion of our business that is celebratory in nature and adversely affected our restaurant sales and profitability. With the threats of additional terrorist attacks and the continuing uncertainty created by the war on terrorism, there is a potential for a continued downturn in the economy and a decrease in consumer spending. These factors, should they continue, could adversely affect our restaurant sales, operations and profitability.

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

Item 2.    Properties

We lease the land and building at 42 of our Buca di Beppo restaurant locations and all nine of our Vinny Testa’s restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 23 and own the land and building at ten. Current restaurant leases have expiration dates ranging from 2003 to 2022, with all but one of the leases providing for an option to renew for a minimum of one additional five-year term.

We currently own and operate 75 Buca di Beppo’s and 9 Vinny Testa’s restaurants located in 39 markets in 26 states and the District of Columbia.

Market	Number of Buca di Beppo Restaurants	Number of Vinny Testa Restaurants
Phoenix, Arizona	3
Los Angeles, California	9
Sacramento, California	1
San Diego, California	2
San Francisco, California	3
Denver, Colorado	2
Colorado Springs, Colorado	1
Daytona Beach, Florida	1
Miami, Florida	2
Orlando, Florida	1
Naples, Florida	1
Tampa Bay, Florida	2
Atlanta, Georgia	1
Honolulu, Hawaii	1
Chicago, Illinois.	4
Indianapolis, Indiana	3
Des Moines, Iowa	1
Kansas City, Kansas/Missouri	2
Louisville, Kentucky	1
Boston, Massachusetts		8
Detroit, Michigan	3
Minneapolis, Minnesota	5
Omaha, Nebraska	1
Las Vegas, Nevada	2
Albuquerque, New Mexico	1
Buffalo, New York	1
Albany, New York	1
Cincinnati, Ohio	1
Cleveland, Ohio	2
Columbus, Ohio	2
Philadelphia, Pennsylvania	3	1
Pittsburgh, Pennsylvania	1
Austin, Texas	1
Dallas, Texas	2
Houston, Texas	2
Salt Lake City, Utah	1
Seattle, Washington	2
Milwaukee, Wisconsin	1
Washington, District of Columbia	2

We maintain our executive offices at 1300 Nicollet Mall, Suite 5003, Minneapolis, Minnesota. Subject to normal expansion, we believe that our facilities are adequate to meet our present needs and reasonably foreseeable needs.

Item 3.    Legal Proceedings

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of this litigation, some of which is covered by insurance, has had a material effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item X.    Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Joseph P. Micatrotto	50	Chairman of the Board, President and Chief Executive Officer
Greg A. Gadel	42	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Lane Schmiesing	44	Senior Vice President of Marketing
Joseph J. Kohaut	40	Senior Vice President of Operations
Jennifer Percival	42	Senior Vice President of Family Resources

None of the above executive officers is related to each other or to any of our other directors.

Joseph P. Micatrotto joined BUCA in 1996 as our President and Chief Executive Officer, and as a director and in July 1999 became the Chairman of the Board. Mr. Micatrotto’s 28-year career in restaurant management includes being CEO of Panda Management Company, Inc.where he led the company’s expansion and President and CEO of Chi-Chi’s Mexican Restaurante, Inc., where he was instrumental in its national growth. Mr. Micatrotto is active on various boards and industry groups including the National Restaurant Association.

Greg A. Gadel has been BUCA’s Chief Financial Officer and Treasurer since 1997, its Secretary since 1998 and its Executive Vice President since 2001. Prior to joining BUCA, Mr. Gadel was CFO for the 32-unit restaurant chain, Leeann Chin. He also previously served as Vice President and Controller for the largest Chi-Chi’s franchisee, Consul Corporation. He has also worked for Marriott, McDonald’s and the Deloitte & Touche LLP accounting firm. He has more than 17 of years experience in the restaurant industry. Mr. Gadel is a member of the American Institute of Certified Public Accountants.

Lane Schmiesing joined BUCA in 1997 as Vice President of Marketing and in 2000 became Senior Vice President of Marketing. Mr. Schmiesing was formerly with Rare Hospitality, Inc., where he spent three years as Vice President of Marketing. He brings more than 20 years of restaurant marketing experience to BUCA. He has developed award winning advertising and promotional campaigns for such brands as Dairy Queen, Bonanza Restaurants and Longhorn Steakhouses. Mr. Schmiesing is a member of the board of directors of the Marketing Executive Group of the National Restaurant Association.

Joseph J. Kohaut joined BUCA in 1997 as a Divisional Vice President and in 2001 became Senior Vice President of Operations. From 1994 to 1997, Mr. Kohaut was a regional manager with Panda Management Company, Inc. where he was responsible for developing his region from five to 14 operating units. Mr. Kohaut has more than 20 years of restaurant industry experience, including general management and operations positions with Chi-Chi’s Mexican Restaurante, Inc. and Ground Round prior to joining Panda. He is a member of the board of directors of the American Beverage Institute.

Jennifer Percival joined BUCA in 1999 as Vice President of Family Resources and in 2001 became Senior Vice President of Family Resources. Ms. Percival was previously with Lufthansa Service USA Corp.’s Venice Market division, a Dallas-based company operating in-flight catering and specialty concepts, where she served as Vice President of Human Resources for the United States. Ms. Percival has more than 23 years of restaurant industry and human resources experience. Prior to her work with Lufthansa, she held various management and human resources positions with La Madeleine and TGI Friday’s restaurant companies.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market System under the symbol “BUCA.” As of March 12, 2002 there were approximately 279 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported by the Nasdaq Stock Market.

Period	High	Low
2000 First Quarter	15.2500	8.3750
2000 Second Quarter	18.0000	11.5000
2000 Third Quarter	18.2500	10.1250
2000 Fourth Quarter	17.0625	10.4375
2001 First Quarter	21.7500	12.6250
2001 Second Quarter	26.5300	16.5000
2001 Third Quarter	21.5100	10.9300
2001 Fourth Quarter	15.8000	9.9800

We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, our current credit facility prohibits us from paying any cash dividends without our lender’s consent.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share, per share and operating data)

The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 30, 2001 are derived from our audited consolidated financial statements. The consolidated financial statements and their notes for each of the three fiscal years ended December 30, 2001, and the report of independent public accountants on those years, are included elsewhere in this Annual Report on Form 10-K. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 28, 1997	December 27, 1998	December 26, 1999	December 31, 2000	December 30, 2001
Restaurant sales	$19,030	$38,483	$71,528	$129,790	$175,635
Restaurant costs:
Product	5,520	10,876	19,723	34,016	44,234
Labor	6,478	12,342	23,069	41,113	55,598
Direct and occupancy	3,750	8,078	14,551	25,405	39,865
Depreciation and amortization	781	1,617	3,169	6,190	9,593

Total restaurant costs	16,529	32,913	60,512	106,724	149,290
General and administrative expenses	3,760	5,568	5,924	7,562	10,454
Pre-opening costs	1,140	1,895	3,600	4,423	3,464
Special charges (1)					2,147

Operating income	(2,399)	(1,893)	1,492	11,081	10,280
Interest income	158	152	495	605	645
Interest expense	(655)	(1,188)	(499)	(480)	(270)
Subordinated debt conversion costs			(954)

(Loss) income before income taxes	(2,896)	(2,929)	534	11,206	10,655
(Provision) benefit for income taxes	(72)	(17)	1,817	(3,922)	(3,837)

(Loss) income before extraordinary item	(2,968)	(2,946)	2,351	7,284	6,818
Cumulative effect of change in accounting principle related to pre-opening costs	(351)
Extraordinary loss on extinguishment of debt			(927)

Net (loss) income	(3,319)	(2,946)	1,424	7,284	6,818
Cumulative preferred stock dividends, accretion of preferred stock to redemption value and change in redeemable common stock	(1,986)	(2,189)	(744)

Net (loss) income applicable to common stock	$(5,305)	$(5,135)	$680	$7,284	$6,818

Net (loss) income applicable to common stock—basic	$(2.13)	$(2.04)	$0.08	$0.56	$0.43

Weighted average common shares outstanding	2,490,136	2,512,309	8,110,807	13,124,182	15,910,473

Net (loss) income applicable to common stock—diluted	$(2.13)	$(2.04)	$0.08	$0.54	$0.41

Weighted average common shares assumed outstanding	2,490,136	2,512,309	8,654,536	13,575,762	16,456,433

	Fiscal Year Ended
	December 28, 1997	December 27, 1998	December 26, 1999	December 31, 2000	December 30, 2001
Operating Data:
Comparable restaurant sales increase (decrease) (2)	8.9%	13.3%	9.6%	6.0%	(0.6)%
Average weekly restaurant sales	$47,579	$52,727	$54,229	$55,609	$54,075
Restaurant open at end of period	11	19	34	51	68

	As of
	December 28, 1997	December 27, 1998	December 26, 1999	December 31, 2000	December 30, 2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,099	$6,576	$1,726	$9,249	$12,444
Total assets	21,288	37,560	75,945	123,437	168,082
Total debt, including current portion	5,460	7,866	1,738	1,806	468
Shareholders’ (deficit) equity	$(9,284)	$(13,540)	$61,709	$104,390	$145,592

(1)	Special charges primarily include asset impairment charges of approximately $1.8 million.
(2)
The calculation of comparable restaurant sales increases (decreases) includes restaurants open for 12 full calendar months for fiscal years 1997 through 2000. In fiscal 2001, we changed our method of calculating comparable restaurant sales to restaurants open for a full 18 months. The fiscal 2000 and 2001 years were adjusted to provide comparable 52-week or 53-week fiscal years.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At December 30, 2001, we owned and operated 68 full service, dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, and 17 in 2000 and 2001. In January 2002, we purchased the assets of nine Vinny Testa’s Italian-American restaurants. We intend to open 14 new Buca di Beppo restaurants in fiscal 2002, of which seven have opened through March 2002. Of the remaining seven locations, all have leases signed and five are under construction.

Beginning in fiscal 2001, we have added a Baked Specialties menu to each of our restaurants. The Baked Specialties menu includes some of our most popular baked specials, such as Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells. Besides the Baked Specialties, every restaurant offers from two to five specials every day. These Daily Specials are selected from a list of approximately 70 recipes. Both the Baked Specialties and Daily Specials are priced higher than normal menu items and generate higher margins.

Also in 2001, we introduced our Buca per Due menu, which means “Buca for Two,” at our Buca di Beppo restaurants. These new menu offerings, which marry portions of our Baked Specialties with several of our most popular entrée items, such as Chicken with Lemon, or Eggplant, Chicken or Veal Parmigiana, are served on our traditional family-style platters, allowing groups of two to four diners to enjoy a wider selection of our fabulous food each time they visit.

In prior years, the Vinny Testa’s restaurants have averaged approximately $3.8 million in sales and approximately 18% restaurant level cash flow. The average Vinny Testa’s restaurant is approximately 8,000 square feet and seats approximately 250 guests. The restaurants are open for lunch and dinner seven days a week. We expect to continue to grow the Vinny Testa’s concept by one to two new restaurants in fiscal 2003. The prototype for the new Vinny Testas’s restaurants will be approximately 8,000 square feet and seat approximately 250 guests. We expect that each new restaurant will cost approximately $900,000 in leasehold improvements and $450,000 in furniture and equipment. These cash investment amounts assume that we lease the land and building and receive approximately $160,000, or $20 per foot, in tenant improvement allowances. We also expect to incur approximately $200,000 in preopening costs that we will expense as incurred.

Compared to the Buca di Beppo restaurants, the Vinny Testa’s restaurants generate higher average unit volumes but lower cash flow as a percentage of sales primarily due to the relative lower margin lunch sales. Lunch sales, in general, produce higher total product cost, lower liquor mix, higher labor costs and higher direct and occupancy costs, all as a percentage of sales. Our fiscal 2002 results will compare the combined company results this year with the Buca di Beppo results only in fiscal 2001. Due to the different unit level economics, we expect that the addition of the Vinny Testa’s restaurants alone would result in a slight increase in average weekly sales, and increases in total product, labor and direct and occupancy costs of approximately one-half percent of sales each.

We implemented a price increase of approximately one percent at our Buca di Beppo restaurants during March 2002. The price increase is expected to cause product cost and labor cost at our Buca di Beppo restaurants to decrease slightly as a percentage of sales in fiscal 2002 compared with fiscal 2001.

Our restaurant sales are comprised almost entirely of the sales of food and beverages. Our calculation of comparable restaurant sales includes restaurants open for 18 full calendar months. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Special charges include an asset impairment charge of approximately $1.8 million primarily related to our lowest sales volume restaurant. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense includes the cost of interest expense on debt and interest income includes the interest income on invested assets.

Results of Operations

Our operating results for the 52 week period ended December 26, 1999, 53 week period ended December 31, 2000 and 52 week period ended December 30, 2001 expressed as a percentage of sales were as follows:

	Fiscal Year Ended
	December 26, 1999	December 31, 2000	December 30, 2001
Restaurant sales	100.0%	100.0%	100.0%
Restaurant costs
Product	27.6%	26.2%	25.2%
Labor	32.3%	31.7%	31.7%
Direct and occupancy	20.3%	19.6%	22.7%
Depreciation and amortization	4.4%	4.8%	5.5%

Total restaurant costs	84.6%	82.2%	85.0%
General and administrative expenses	8.3%	5.8%	6.0%
Pre-opening costs	5.0%	3.4%	2.0%
Special charges	0.0%	0.0%	1.2%

Operating income	2.1%	8.5%	5.9%
Interest income	0.7%	0.5%	0.4%
Interest expense	(0.7)%	(0.4)%	(0.2)%

Income before income taxes and other	2.1%	8.6%	6.1%

52 Week Fiscal Year Ended December 30, 2001 Compared to 53 Week Fiscal Year Ended December 31, 2000

Restaurant Sales.    Restaurant sales increased by $45.8 million, or 35.3 percent, to $175.6 million in fiscal 2001 from $129.8 million in fiscal 2000. The increase was attributable to $46.4 million of restaurant sales at new restaurants, offset by comparable restaurants sales decreases of $595,000 and an extra week’s worth of sales in fiscal 2000. After adjusting for the extra week of sales in fiscal 2000, sales would have increased $48.1 million, or 37.7 percent. Comparable restaurant sales decreased by 0.6 percent in fiscal 2001, primarily as a result of a decrease in guest visits of 1.6 percent, offset by an approximate one percent price increase in January 2001. For fiscal 2002, we expect comparable restaurants sales to increase one to two percent based upon an increase in guest counts and a price increase of approximately one percent effective in March of 2002. We expect comparable restaurant sales to be negative in the first quarter, flat to slightly positive in the second quarter and up three to five percent for the remainder of the year.

Product.    Product costs increased by $10.2 million to $44.2 million in fiscal 2001 from $34.0 million in fiscal 2000. Product costs decreased as a percentage of restaurant sales to 25.2 percent in fiscal 2001 from 26.2 percent in fiscal 2000. This reduction as a percentage of sales was primarily a result of stronger purchasing contracts for a number of key products, management’s efforts to reduce costs, especially at newer restaurants, a continued shift in sales to Baked Specialties and specials that have higher product margins, and the price increase at the beginning of the year. We expect product costs as a percentage of sales in fiscal 2002 to be comparable with fiscal 2001. The expected decrease in Buca di Beppo’s product cost resulting from the continued shift in sales to higher margin products, continued improvement in purchasing contracts, management’s efforts to reduce costs at newer restaurants and the price increase implemented in March of 2002 will be offset by the expected higher product costs at our Vinny Testa’s restaurants.

Labor.    Labor costs increased by $14.5 million to $55.6 million in fiscal 2001 from $41.1 million in fiscal 2000. Labor costs remained constant as a percentage of sales at 31.7 percent in fiscal 2001 and 2000. An improvement in hourly labor as a percentage of sales was offset by the increase as a percentage of sales of primarily fixed management payroll and benefits costs. The increase in management payroll and benefit costs as a percentage of sales was due to the decline in average weekly sales. We expect labor costs to increase slightly as a percentage of sales in fiscal 2002 compared to fiscal 2001. Although we expect a slight decrease in labor costs as a percentage of sales at our Buca di Beppo restaurants, it will be offset by the higher labor costs as a percentage of sales at our Vinny Testa’s restaurants.

Direct and Occupancy.    Direct and occupancy costs increased by $14.5 million to $39.9 million in fiscal 2001 from $25.4 million in fiscal 2000. Direct and occupancy costs increased as a percentage of sales to 22.7 percent in fiscal 2001 from 19.6 percent in fiscal 2000. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to the decline in average weekly sales and one less week worth of sales in fiscal 2001 compared to fiscal 2000. We anticipate direct and occupancy costs to increase slightly as a percentage of sales in fiscal 2002 compared with fiscal 2001. The expected increase is due to rising insurance costs, the addition of the Vinny Testa’s restaurants which have a higher direct and occupancy cost as a percentage of sales than a Buca di Beppo restaurant, offset by an expected increase in average weekly sales.

Depreciation and Amortization.    Depreciation and amortization expenses increased by $3.4 million to $9.6 million in fiscal 2001 from $6.2 million in fiscal 2000. This increase was primarily the result of depreciation recognized on capital expenditures for an increasing number of new restaurants.

General and Administrative.    General and administrative expenses increased by $2.9 million to $10.5 million in fiscal 2001 from $7.6 million in fiscal 2000. General and administrative expenses increased as a percentage of sales to 6.0 percent in fiscal 2001 from 5.8 percent in fiscal 2000. The increase in general and administrative costs as a percentage of sales is primarily due to the decline in average weekly sales. We expect that general and administrative expenses will continue to increase in dollars in the future, but decrease as a percentage of sales because our expansion plans will require proportionately smaller incremental increases in general and administrative expenses.

Pre-opening Costs.    Pre-opening costs decreased by $959,000 to $3.5 million in fiscal 2001 from $4.4 million in fiscal 2000. Pre-opening costs decreased as a percentage of sales to 2.0 percent in fiscal 2001 from 3.4 percent in fiscal 2000. The decrease in pre-opening costs as a percentage of sales is due to the opening of 17 restaurants on a base of 51 restaurants in fiscal 2001 compared to opening 17 restaurants on a base of 34 restaurants in fiscal 2000 and management’s efforts to reduce these costs to our model of $185,000 per new restaurant opening. We expect that pre-opening costs will decrease as a percentage of sales in fiscal 2002 as we expect to open 14 new Buca di Beppo restaurants on a base of 68 Buca di Beppo restaurants and nine Vinny Testa’s restaurants.

Interest Income.    Interest income increased by $40,000 to $645,000 in fiscal 2001 from $605,000 in fiscal 2000. The increase in income is related to a higher amount of invested assets during the year. We expect that interest income will decrease in fiscal 2002 due to a lower amount of invested assets.

Interest Expense.    Interest expense decreased $210,000 to $270,000 in fiscal 2001 from $480,000 in fiscal 2000. The decrease was attributable to minimal borrowings on our line of credit during fiscal 2001. We expect interest expense to increase in fiscal 2002 due to borrowings on our $20 million term loan, which was used to finance our Vinny Testa’s acquisition, and on our line of credit facility.

Benefit (Provision) for Income Taxes.    The provision for income taxes of $3.8 million in fiscal 2001 represents our estimated tax liability for the year. Our tax rate has increased from fiscal 2000 primarily due to increased state income taxes and the reduced impact of the income tax credit we receive for social security paid on reported tips. We expect that our provision for income taxes will increase to 37 percent of pre-tax income in fiscal 2002.

53 Week Fiscal Year Ended December 31, 2000 Compared to 52 Week Fiscal Year Ended December 26, 1999

Restaurant Sales.    Restaurant sales increased by $58.3 million, or 81.5 percent, to $129.8 million in fiscal 2000 from $71.5 million in fiscal 1999. The increase was attributable to $53.6 million of restaurant sales at new restaurants opened in fiscal 2000, full year sales on restaurants opened in 1999 and an extra week’s worth of sales in fiscal 2000. After adjusting for the extra week of sales in fiscal 2000, sales would have increased $56.9 million, or 78.0 percent. Comparable restaurant sales increased by 6.0 percent in fiscal 2000, primarily as a result of an increase in guest visits of approximately 2 percent, a shift in product mix from lower to higher-priced items, and an approximate 1.8 percent price increase in January 2000.

Product.    Product costs increased by $14.3 million to $34.0 million in fiscal 2000 from $19.7 million in fiscal 1999. Product costs decreased as a percentage of restaurant sales to 26.2 percent in fiscal 2000 from 27.6 percent in fiscal 1999. This reduction as a percentage of sales was primarily a result of stronger purchasing contracts for a number of key products, management’s efforts to reduce costs, especially at newer restaurants, a continued shift in sales to specials which have higher product margins and the price increase at the beginning of the year.

Labor.    Labor costs increased by $18.0 million to $41.1 million in fiscal 2000 from $23.1 million in fiscal 1999. Labor costs decreased as a percentage of sales to 31.7 percent in fiscal 2000 from 32.3 percent in fiscal 1999. The decrease in percentage of sales resulted from greater operating efficiencies on higher restaurant sales volumes and an increased percentage of sales coming from restaurants operating in states with minimum wage tip credit.

Direct and Occupancy.    Direct and occupancy costs increased by $10.8 million to $25.4 million in fiscal 2000 from $14.6 million in fiscal 1999. Direct and occupancy costs decreased as a percentage of sales to 19.6 percent in fiscal 2000 from 20.3 percent in fiscal 1999. This reduction as a percentage of sales was due mainly to the increase in comparable restaurant sales and the extra week of sales, which leverages the fixed component of direct and occupancy costs, principally fixed rent, real estate taxes and utilities.

Depreciation and Amortization.    Depreciation and amortization expenses increased by $3.0 million to $6.2 million in fiscal 2000 from $3.2 million in fiscal 1999. This increase was primarily the result of depreciation recognized on capital expenditures for an increasing number of new restaurants.

General and Administrative.    General and administrative expenses increased by $1.7 million to $7.6 million in fiscal 2000 from $5.9 million in fiscal 1999. General and administrative expenses decreased as a percentage of sales to 5.8 percent in fiscal 2000 from 8.3 percent in fiscal 1999. The decrease in general and administrative costs as a percentage of sales resulted from higher total sales.

Pre-opening Costs.    Pre-opening costs increased by $823,000 to $4,423,000 in fiscal 2000 from $3,600,000 in fiscal 1999. Pre-opening costs decreased as a percentage of sales to 3.4 percent in fiscal 2000 from 5.0 percent in fiscal 1999. The decrease in pre-opening costs as a percentage of sales is due to the opening of 17 restaurants on a base of 34 restaurants in fiscal 2000 compared to opening 15 restaurants on a base of 19 restaurants in fiscal 1999.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $22.6 million in fiscal 2001 compared to $17.5 million in fiscal 2000. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $49.6 million in fiscal 2001 compared with $44.4 million in fiscal 2000. We opened 17 Buca di Beppo restaurants in both fiscal 2001 and fiscal 2000. Each new leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo and $200,000 for a Vinny Testa’s restaurant. Prior to 1999, the majority of our restaurants were renovations of existing facilities ranging in size from 4,500 to 10,000 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. Beginning in 1999, we began building restaurants based upon our prototype designs. These designs are expected to require between $1.5 million to $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants, as our lease costs relate to the land only and not the building. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing activities was $31.7 million in fiscal 2001 compared with $34.5 million in fiscal 2000. Financing activities in fiscal 2001 and 2000 consisted primarily of the sales of equity securities. In March 2001, we completed a private placement of our common stock for approximately $30.9 million in net proceeds. The proceeds were used primarily to develop new restaurants and for general corporate purposes.

In January 2002, we amended our credit facility to include a $20 million term loan and a $20 million line of credit with the option to borrow an additional $10 million provided we are not in default under the terms of the agreement. The credit facility expires on December 31, 2004. The credit facility bears interest at the lower of our lenders reference rate plus 0.75 percent to 1.50 percent or LIBOR plus 2.25 percent to 3.00 percent (4.25 percent to 5.00 percent as of March 20, 2002), dependent upon our meeting certain financial ratios. We are required to pay 0.50 percent on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We do not anticipate that the above covenants and restrictions will have a significant impact upon us. As of March 26, 2002, we had $22 million outstanding in debt borrowings.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least 2002. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Contractual Obligations.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

Payments Due by Period (in thousands)

Contractual Obligations	Total	2002	2003	2004	2005	Thereafter
Long-Term Debt(1)	$20,468	$5,016	$7,019	$8,021	$24	$388
Operating Leases(2)	134,201	12,958	13,572	13,655	13,387	80,629

(1)	Long-term debt payments include obligations for the $20 million term loan we entered into in January 2002 and a loan related to one of our restaurant landlords.
(2)	Operating lease payments include obligations on the executed leases as of December 30, 2001 and the nine leases acquired in the Vinny Testa’s acquisition in January 2002.

See Notes 3, 4 and 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.

Critical Accounting Policies

Our consolidated financial statements include accounts of BUCA, Inc and all of our wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have used our best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policy described below. However, application of this accounting policy involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

We review our long-lived assets, such as fixed assets, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision.

Recent Accounting Pronouncements

On January 1, 2001we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. We have reviewed the requirements of SFAS No. 133 and have determined that we have no material freestanding or embedded derivatives.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. We accounted for our acquisition of Vinny Testa’s under SFAS No. 141. SFAS No. 142 requires cessation of goodwill, liquor license, and trademark amortization and periodic evaluation of their carrying value for asset impairment. We have adopted SFAS No. 142 for fiscal 2002.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model related to the evaluation of impairment for long lived assets. The provisions of SFAS No. 144 are effective for us in fiscal year 2002, and generally, are to be applied prospectively. We do not expect the impact of SFAS No. 144 to have a material impact on our financial position and results of operations.

Inflation

The primary inflationary factors affecting our operations are food, labor and utility costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest at the lower of our lender’s reference rate plus 0.75 percent to 1.50 percent or LIBOR plus 2.25 percent to 3.00 percent. Because we do not believe that changes in interest rates from the maximum available borrowings under the revolving line of credit are material, we do not believe this risk will be material. As of March 26, 2002, we had $22 million outstanding in debt borrowings.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase. To compensate for a hypothetical price increase of 10 percent for food and beverages, we would need to increase menu prices by an average of 2.5 percent, which is consistent with our average price increases of approximately 1 percent in fiscal 2001, 2 percent in fiscal 2000 and 3 percent in fiscal 1998. Accordingly, we believe that a hypothetical 10 percent increase in food product costs would not have a material effect on our operating results.

Item 8.    Financial Statements and Supplementary Data

See the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference into this Annual Report on Form 10-K are the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the annual meeting of shareholders to be held June 4, 2002. Information relating to the company’s executive officers is provided in this Annual Report on Form 10-K under the heading “Item X. Executive Officers of the Registrant.”

Item 11.    Executive Compensation

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement for the annual meeting of shareholders to be held on June 4, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Stock Ownership of Directors, Officers and Principal Shareholders” in our Proxy Statement for the annual meeting of shareholders to be held on June 4, 2002.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Certain Transactions” in our Proxy Statement for the annual meeting of shareholders to be held on June 4, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Amended and Restated By-Laws of the Registrant. (2)
4.1	Specimen of Common Stock certificate. (3)
10.1	Form of Stock Purchase Agreement dated as of February 26, 2001 between the Registrant and certain investors. (4)
10.2	Stock Purchase Agreement dated February 23, 2001 between the Registrant and Scudder Investor Services, as agent. (5)
10.3	Stock Purchase Agreement dated February 23, 2001 between the Registrant and Pequot Scout Fund, L.P. (6)
10.4	Stock Purchase Agreement dated February 23, 2001 between the Registrant and Pequot Navigator Offshore Fund, Inc. (7)
10.5	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended.* (8)
10.6	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. (9)
10.7	Stock Option Plan for Non-Employee Directors. *(10)
10.8	BUCA, Inc. 401(k) Plan. (11)
10.9	Letter Agreement dated April 1, 1997 between the Registrant and Greg A. Gadel. *(12)
10.10	Credit Agreement dated as of August 28, 2001 among the Registrant, as Borrower, and Bank of America, N.A., Fleet National Bank, and Branch Banking and Trust Company, as Lenders. (13)
10.11	First Amendment to Credit Agreement dated as of November 1, 2001 between the Registrant and the Lenders. (14)
10.12	Second Amendment to Credit Agreement dated as of January 14, 2002 between the Registrant and the Lenders.
10.13	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (15)
10.14	Securities Purchase Agreement dated as of October 13, 1998 between the Registrant and the Purchasers. (16)

10.15	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto. * (17)
10.16	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto. (18)
10.17	Promissory Note dated as of March 15, 2001 between the Registrant and Joseph P. Micatrotto. (19)
10.18	BUCA, Inc. Employee Stock Purchase Plan. (20)
10.19	Asset Purchase Agreement dated as of December 17, 2001 between Registrant and the Sellers named therein. (21)
10.20	BUCA Key Employee Share Option Plan. (22)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 2, 2001.
(5)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(6)	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(7)	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(8)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-65130), filed with the Commission on July 13, 2001.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(12)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(15)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(16)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(17)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(18)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.

(19)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2001.
(20)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(21)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2001.
(22)	Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-83818), filed with the Commission on March 6, 2002.

(c)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on October 5, 2001, disclosing under “Item 5 Other Events” certain information discussed in our conference call held on October 4, 2001.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on October 24, 2001, reporting under “Item 5 Other Events” that we issued a press release on October 23, 2001; disclosing under “Item 5 Other Events” certain information related to our expected capital expenditures and new restaurant sales weeks discussed in our conference call held on October 24, 2001; and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated October 23, 2001.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on December 17, 2001, announcing under “Item 5 Other Events” that we entered into an Asset Purchase Agreement, dated as of December 17, 2001, among BUCA and VT Administrative, Inc., Back Bay Restaurant Associates Limited Partnership, Beacon Restaurant Associates Limited Partnership, Danvers Restaurant Associates Limited Partnership, Dedham Restaurant Associates Limited Partnership, Exton Restaurant Associates Limited Partnership, Lexington Restaurant Associates Limited Partnership, Natick Restaurant Associates Limited Partnership, S & S Restaurant Associates Limited Partnership, Wynnewood Restaurant Associates Limited Partnership, First Beacon Operating Corp., First Cole Corp., First Jordan Corporation, First Julian Corporation, First Lee Corporation, First Michaella Corp., Seekonk Operating Corp., Shrewsbury Operating Corp., First Taylor Corporation, Beacon Street Realty Trust, Martin Bloom, Laurel Bloom, Richard Tanz and Carole Bloom (the “Asset Purchase Agreement”); disclosing under “Item 5 Other Events” certain terms of the Asset Purchase Agreement and certain information related to our credit facility; reporting under “Item 5 Other Events” that we issued a press release on December 17, 2001; and filing under “Item 7 Financial Statements and Exhibits” a copy of the Asset Purchase Agreement and a copy of the press release, dated December 17, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

BUCA, INC.

By /S/ JOSEPH P. MICATROTTO
Joseph P. Micatrotto
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

/S/ JOSEPH P. MICATROTTO Joseph P. Micatrotto Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG A. GADEL Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ PAUL ZEPF Paul Zepf Director

/S/ PETER J. MIHAJLOV Peter J. Mihajlov Director

/S/ PHILIP A. ROBERTS Philip A. Roberts Director

/S/ JOHN P. WHALEY John P. Whaley John P. Whaley, Director

BUCA, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BUCA, Inc. and Subsidiaries (the Company) as of December 31, 2000 and December 30, 2001, and the related consolidated statements of income, shareholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BUCA, Inc. and Subsidiaries as of December 31, 2000 and December 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
January	25, 2002

BUCA, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2000	December 30, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,249	$12,444
Accounts receivable	2,119	2,026
Inventories	3,737	4,784
Prepaid expenses and other	2,727	2,834

Total current assets	17,832	22,088

PROPERTY AND EQUIPMENT, net	102,186	140,755
OTHER ASSETS	3,419	5,239

	$123,437	$168,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,989	$9,928
Accrued expenses and other	9,825	11,481
Current maturities of long-term debt	100	16

Total current liabilities	16,914	21,425
LONG-TERM DEBT, less current maturities	1,706	452
OTHER LIABILITIES	427	613

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value-20,000,000 authorized; 14,228,490 and 16,287,510 shares issued and outstanding, respectively	142	163
Additional paid-in capital	112,162	146,674
Accumulated deficit	(7,129)	(311)

	105,175	146,526

Notes receivable from employee shareholders	(785)	(934)

Total shareholders’ equity	104,390	145,592

	$123,437	$168,082

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	December 26, 1999	December 31, 2000	December 30, 2001
Restaurant sales	$71,528	$129,790	$175,635
Restaurant costs:
Product	19,723	34,016	44,234
Labor	23,069	41,113	55,598
Direct and occupancy	14,551	25,405	39,865
Depreciation and amortization	3,169	6,190	9,593

Total restaurant costs	60,512	106,724	149,290
General and administrative expenses	5,924	7,562	10,454
Preopening costs	3,600	4,423	3,464
Special charges			2,147

Operating income	1,492	11,081	10,280
Interest income	495	605	645
Interest expense	(499)	(480)	(270)
Subordinated debt conversion costs	(954)

Income before income taxes	534	11,206	10,655
Benefit (provision) for income taxes	1,817	(3,922)	(3,837)

Income before extraordinary item	2,351	7,284	6,818
Extraordinary loss on extinguishment of debt, net of tax benefit of $618	(927)

Net income	1,424	7,284	6,818
Cumulative preferred stock dividends, accretion of preferred stock to redemption value and change in redeemable common stock	(744)

Net income applicable to common stock	$680	$7,284	$6,818

Net income per common share—basic (Notes 1 and 6):
Income before extraordinary item applicable to common stock	$0.20	$0.56	$0.43

Net income applicable to common stock	$0.08	$0.56	$0.43

Weighted average common shares outstanding	8,110,807	13,124,182	15,910,473

Net income per common share—diluted (Notes 1 and 6):
Income before extraordinary item applicable to common stock	$0.19	$0.54	$0.41

Net income applicable to common stock	$0.08	$0.54	$0.41

Weighted average common shares outstanding	8,654,536	13,575,762	16,456,433

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ (Deficit) Equity
(in thousands, except for share data)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable From Shareholders	Total Shareholders’ (Deficit) Equity
BALANCE AT DECEMBER 27, 1998	1,918,056	$19	$0	($13,266)	($293)	($13,540)
Exercise of common stock options	24,665		147			147
Issuance and exercise of common stock warrants	337,831	3	1,342	(1,345)		0
Issuance of common stock, net of issuance costs of $3,942	3,220,326	32	34,651		(400)	34,283
Conversion of preferred stock to common stock	4,505,239	45	32,959			33,004
Conversion of redeemable common stock to common stock	597,162	6	4,670			4,676
Conversion of convertible subordinated debentures	170,824	2	2,305			2,307
Common stock issued in exchange for non-detachable rights	40,195	1	481	(482)		0
Repurchase of common stock from shareholders	(7,977)		(48)		40	(8)
Common stock issued under employee stock purchase plan	3,974		40			40
Accretion of preferred stock				(150)		(150)
Preferred stock dividends				(594)		(594)
Payments on notes receivable due from shareholders					120	120
Net income				1,424		1,424

BALANCE AT DECEMBER 26, 1999	10,810,295	108	76,547	(14,413)	(533)	61,709
Exercise of common stock options	229,942	2	431			433
Exercise of common stock warrants	14,752					0
Issuance of common stock, net of issuance costs of $686	3,095,077	31	33,805		(460)	33,376
Conversion of convertible subordinated debentures	76,435	1	659			660
Repurchase of common stock from shareholders	(14,811)		(160)		160	0
Payments on notes receivable due from shareholders					48	48
Common stock issued under employee stock purchase plan	16,800		173			173
Tax benefit on employee stock option exercises			707			707
Net income				7,284		7,284

BALANCE AT DECEMBER 31, 2000	14,228,490	142	112,162	(7,129)	(785)	104,390
Exercise of common stock options	207,264	2	2,062			2,064
Issuance of common stock, net of issuancecosts of $544	1,841,521	19	31,416		(619)	30,816
Repurchase of common stock from shareholders	(7,732)		(160)		160	0
Payments on notes receivable due from shareholders					310	310
Common stock issued under employee stock purchase plan	17,967		235			235
Tax benefit on employee stock option exercises			959			959
Net income				6,818		6,818

BALANCE AT DECEMBER 30, 2001	16,287,510	$163	$146,674	$(311)	$(934)	$145,592

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	December 26, 1999	December 31, 2000	December 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,424	$7,284	$6,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,169	6,190	9,593
Impairment of assets			1,816
Deferred income taxes	(2,865)	2,200	1,338
Tax benefit on stock option exercises		707	959
Extraordinary loss on extinguishment of debt	1,545
Subordinated debt conversion costs	954
Change in assets and liabilities:
Accounts receivable	(101)	(858)	93
Inventories	(1,358)	(1,444)	(1,047)
Prepaid expenses and other	(449)	(1,311)	(489)
Accounts payable	2,666	1,686	2,939
Accrued expenses and other	3,356	3,211	398
Other	215	(154)	186

Net cash provided by operating activities	8,556	17,511	22,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(33,223)	(23,932)	(16,415)
Sale and maturity of available-for-sale investments	33,223	23,932	16,415
Purchase of property and equipment	(39,130)	(44,389)	(49,605)
Increase in other assets	(2,459)	(125)	(1,469)

Net cash used in investing activities	(41,589)	(44,514)	(51,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	3,000	12,500	2,900
Payments for line of credit borrowings	(3,000)	(12,500)	(2,900)
Proceeds from issuance of long-term debt	8,104	800
Principal payments on long-term debt	(13,995)	(72)	(1,338)
Loan acquisition costs	(477)	(232)	(421)
Collection on notes receivable from shareholders	120	48	310
Repurchase of common stock	(8)
Repurchase of redeemable common stock	(31)
Net proceeds from issuance of common stock	34,470	33,982	33,114

Net cash provided by financing activities	28,183	34,526	31,665

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,850)	7,523	3,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,576	1,726	9,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,726	$9,249	$12,444

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ended December 26, 1999,
December 31, 2000 and December 30, 2001

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—BUCA, Inc. and Subsidiaries (BUCA or the Company) develops, owns and operates Southern Italian restaurants under the names Buca di Beppo and starting in fiscal year 2002, Vinny Testa’s. The restaurants are located in Arizona, California, Colorado, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Mexico, New York, Ohio, Pennsylvania, Texas, Utah, Washington and Wisconsin.

The Company manages its operations by restaurant. The Company’s restaurants operate as similar concepts, are marketed to similar customers, and have comparable economic characteristics. The Company has aggregated its operating segments into one reportable segment.

Equity Offerings—The Company completed an initial public offering (the Offering) in April 1999, in which 3,185,375 new shares of common stock were issued at a price of $12 per share. Proceeds from the offering were $34,283,000, net of issuance costs totaling $3,942,000. From the proceeds, $9 million was used to repay certain indebtedness of the Company outstanding under its line of credit and term loan agreements. The remaining net proceeds were used for development of new restaurants and general corporate purposes.

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

The Company completed a private investment in a public entity (PIPE) in March 2001, in which 1,795,600 new shares of common stock were issued at a price if $18.50 per share. Proceeds from the offering were $30,875,000, net of issuance costs of $2,344,000. The net proceeds were used for development of new restaurants and general corporate purposes.

Fiscal Periods—The fiscal years ended December 26, 1999 and December 30, 2001 were 52-week periods. The fiscal year ended December 31, 2000 was a 53-week period.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

Cash Equivalents—The Company considers all unrestricted demand deposits and all unrestricted highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2000, cash equivalents consisted primarily of money market funds and commercial paper. At December 30, 2001, cash equivalents consisted primarily of money market funds and short-term auction rate securities.

Fair Value of Financial Instruments—At December 31, 2000 and December 30, 2001, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation. Inventories consisted of the following as of December 31, 2000 and December 30, 2001 (in thousands):

	2000	2001
Food	$644	$809
Beverage	700	853
Supplies	2,393	3,122

	$3,737	$4,784

Other Assets—Other assets, net of accumulated amortization, consisted of the following as of December 31, 2000 and December 30, 2001 (in thousands):

	2000	2001
Liquor licenses, net	$1,184	$1,520
Escrow deposits	837	1,414
Deferred income taxes	283	585
Loan and lease acquisition costs, net	347	472
Acquistion costs (Note 12)		432
Trademarks, net	216	201
Other.	552	615

	$3,419	$5,239

Liquor licenses are amortized for a period of 20 to 40 years. Loan and lease acquisition costs are amortized over the term of the related debt or lease (three to 20 years). Trademarks are amortized over ten years. Accumulated amortization for other assets as of December 31, 2000 and December 30, 2001 was $322,000 and $440,000, respectively.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 requires cessation of goodwill, liquor license, and trademark amortization and periodic evaluation of their carrying value for asset impairment. Amortization expense related to liquor licenses and trademarks was $26,000, $54,000 and $182,000 during fiscal 1999, 2000 and 2001, respectively. The Company will adopt SFAS 142 in the fiscal year ending December 29, 2002.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Accrued Expenses—Accrued expenses consisted of the following as of December 31, 2000 and December 30, 2001 (in thousands):

	2000	2001
Accrued construction	$3,676	$2,795
Accrued payroll and related benefits	2,147	2,466
Accrued taxes	2,143	2,403
Gift certificate liability	1,167	1,790
Deferred income taxes		1,258
Other accrued expenses	692	769

	$9,825	$11,481

Recoverability of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of consistent and significant operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgement is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Special Charges—Special charges primarily include an asset impairment charge related to our lowest sales volume restaurant.

Stock Compensation—The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the required pro forma effect on net income as required by SFAS No. 123, Accounting for Stock-Based Compensation, in Note 10.

Net Income Per Share— Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. See Note 6 for a detailed computation.

Post-employment and Post-retirement Benefits—The Company does not provide post-employment health care or post-retirement benefits.

Comprehensive Income—The Company does not have any items of other comprehensive income in any of the periods presented.

Revenue Recognition Policy – The Company records revenue at the time food and liquor is served.

Accounting Pronouncements—On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not use freestanding derivatives, except for our Key Employee Stock Ownership Plan (see Note 7), and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is intitially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for the Company in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model, based upon the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for segments of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occuring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for the Company in fiscal year 2002, and generally, are to be applied prospectively. The Company does not expect the impact of SFAS No. 144 to have a material impact on its financial position and results of operations.

Reclassification—Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while repairs and maintenance costs are charged to expense. The cost of property and equipment is depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the lease, including extensions, or their estimated useful lives. Estimated useful lives and the components of property and equipment as of December 31, 2000 and December 30, 2001 (in thousands) are as follows:

	Years	2000	2001
Building and leasehold improvements	5–30	$72,305	$99,183
Furniture, fixtures and equipment	5–10	37,380	55,870
Land		4,297	8,361

		113,982	163,414
Accumulated depreciation		(11,796)	(22,659)

		$102,186	$140,755

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3.	CREDIT FACILITY

In January 2002, the Company amended its existing credit facility to include a three-year $20 million term loan (see Note 12), a $20 million line of credit and an option to borrow an additional $10 million, provided the Company is not in default with the terms of the Agreement. The borrowing rate on the Agreement is the lesser of the lead financial institution’s reference rate plus 0.75 percent to 1.50 percent or LIBOR plus 2.25 percent to 3.00 percent, based upon certain financial ratios. The Company is required to pay 0.50 percent on all unused available funds. The Agreement precludes additional indebtedness, restricts dividend payments, limits capital expenditures and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations. Borrowings under the Agreement are collateralized by substantially all of the assets of the Company. As of December 31, 2000 and December 30, 2001, there were no borrowings outstanding.

4.	LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2000 and December 30, 2001 (in thousands):

	2000	2001
Note payable in monthly installments, including interest at 12.0 percent, maturing September 2014, collateralized by leasehold improvements	$482	$468
Notes payable, prepaid in June 2001	1,324

Total	1,806	468
Current maturities.	(100)	(16)

Total long-term maturities	$1,706	$452

The future maturities of long-term debt are as follows (in thousands):

2002	$16
2003	19
2004	21
2005	24
2006	27
Thereafter	361

$468

In 1999, the Company recognized an extraordinary loss on extinguishment of debt of approximately $1.5 million, which included deferred financing costs associated with the extinguished debt.

5.	INCOME TAXES

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Management believes that it is more likely than not that the Company will realize the full benefit of its deferred tax assets on the basis of its evaluation of the Company’s anticipated profitability over the years in which the net operating loss carry-forwards may be used and when the underlying temporary differences are expected to become tax deductions.

At December 31, 2000 and December 30, 2001, respectively, for income tax return purposes, the Company had estimated net state operating loss carry-forwards of approximately $2,350,000 and $3,380,000. If not used, the remaining carry-forwards will begin to expire in 2012. The valuation allowance that existed at December 27,

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1998 was reversed in 1999 because it was deemed more likely than not that all deferred tax assets would be realized.

The benefit (provision) for income taxes consisted of the following for the fiscal years ended December 26, 1999, December 31, 2000 and December 30, 2001 (in thousands):

	1999	2000	2001
Current: federal	$(430)	$(1,099)	$(2,122)
state		(623)	(376)
Deferred: federal	2,505	(2,022)	(1,135)
state	360	(178)	(204)

Benefit (provision) for income taxes before extraordinary item	2,435	(3,922)	(3,837)
Less tax benefit on extraordinary loss	618

	$1,817	$(3,922)	$(3,837)

The reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the fiscal years ended December 26, 1999, December 31, 2000, and December 30, 2001 is as follows (in thousands):

	1999	2000	2001
Tax expense computed at statutory rates	$(187)	$(3,809)	$(3,622)
State taxes, net of federal effect	(26)	(529)	(383)
Tip credit—FICA	(136)	299	344
Subordinated debt conversion costs	(380)
Other	(199)	117	(176)
Change in valuation allowance	2,745

	$1,817	$(3,922)	$(3,837)

The tax effect of significant temporary differences representing deferred tax (liabilities) assets is as follows as of December 31, 2000, and December 30, 2001 (in thousands):

	2000	2001
Current:
Inventory	$(381)	$(1,186)
Unearned revenue	144	87
Net operating loss carryforwards and other tax credits	691
Other	(72)	(159)

	$382	$(1,258)

Noncurrent:
Property and equipment	$(221)	$(875)
Pre-opening costs	325	358
Net operating loss carryforwards and other tax credits		804
Deferred rent	133	200
Other	46	98

	$283	$585

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	1999	2000	2001
Numerator:
Income before extraordinary item	$2,351	$7,284	$6,818
Cumulative preferred stock dividends, accretion of preferred stock to redemption value and change in redeemable common stock	(744)

Numerator for basic and diluted income before extraordinary item applicable to common stock	1,607	7,284	6,818
Extraordinary loss on extinguishment of debt	(927)

Numerator for basic and diluted net income per common share applicable to common stock	$680	$7,284	$6,818

Denominator:
Denominator for basic net income per common share—weighted average shares	8,110,807	13,124,182	15,910,473
Effect of dilutive securities:
Stock warrants	398,310	13,627
Stock options	145,419	437,953	545,960

Denominator for diluted net income per common share—adjusted for weighted average shares and assumed conversions	8,654,536	13,575,762	16,456,433

Basic net income per share:
Income before extraordinary item per common share	$0.20	$0.56	$0.43
Extraordinary item per common share	(0.12)

Net income per common share	$0.08	$0.56	$0.43

Diluted net income per common share:
Income before extraordinary item per common share	$0.19	$0.54	$0.41
Extraordinary item per common share	(0.11)

Net income per common share	$0.08	$0.54	$0.41

Diluted income per common share excludes the following due to their antidilutive effect:

	1999		2000		2001
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Stock options	69,917	$11.24	14,500	$15.33	57,875	$16.62
Convertible subordinated debentures	137,313	7.20	22,992	7.20

7.	EMPLOYEE BENEFIT PLANS

Company employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in the Company’s 401(k) Plan. Under the provisions of the plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100 percent vested in their own contributions. The Company made no contributions during 1999, 2000, or 2001.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In fiscal 1999, the Company established an employee stock purchase plan that enables eligible employees to purchase the Company’s common stock at 85 percent of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with the Company for at least one year and to have averaged 20 hours per week during the prior year. Shares were issued as follows:

	1999	2000	2001
Shares purchased	3,974	16,800	17,967
Share high	$14.66	$13.28	$18.49
Share low	$9.83	$8.66	$9.54

In January 2002, the Company established a Key Employee Stock Ownership Plan (KEYSOP) that enables certain employees the option to exercise mutual fund investments. The Board of Directors determines participation in the KEYSOP. Options granted under the KEYSOP vest as determined by the Board of Directors and are exercisable for a term not to exceed ten years. Eligible employees are also allowed to allocate 0 to 100 percent of their bonus into the KEYSOP. The Company adopted a hedging policy to purchase the full value of the option grant at the time of issuance.

8.	COMMITMENTS AND CONTINGENCIES

Leases—The Company is obligated under various operating leases for restaurant and storage space and equipment. Generally, the base lease terms are between 5 and 20 years. Certain of the leases provide for additional rents based on a percentage of annual sales in excess of stipulated minimums. The leases also require the Company to pay its pro rata share of real estate taxes, operating expenses, and common area costs. In addition, the Company has received lease incentives in connection with certain leases. The Company is recognizing the benefits related to the lease incentives on a straight-line basis over the applicable lease term. The Company has recorded deferred rent related to their lease incentives of $313,000 and $505,000 as of December 31, 2000 and December 30, 2001, respectively.

Total rent expense, including real estate taxes, operating expenses, and percentage rent, was $6,719,000, $11,994,000 and $18,545,000 in 1999, 2000, and 2001, respectively.

Approximate future minimum lease obligations, including units that are not yet open and excluding percentage rents, at December 30, 2001 are as follows (in thousands):

2002	$11,407
2003	11,888
2004	11,943
2005	11,648
2006	11,635
Thereafter	53,634

Total future minimum base rents	$112,155

Litigation—The Company is subject to certain legal actions arising in the normal course of business, none of which is expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

9.	RELATED-PARTY TRANSACTIONS

Management Agreement—The Company had a management agreement with its former parent company, Parasole Restaurant Holding, Inc. (Parasole), to provide for certain management and administrative services.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Management fees of approximately $222,500 were charged in 1999. This management agreement terminated during 1999.

In 2000, the Company entered into a management agreement with a member of its Board of Directors to provide for certain management and administrative services. Management fees of approximately $111,000 and $91,000 were charged in 2000 and 2001, respectively.

Consulting Fees—The Company utilizes the son of one of the board to directors to perform architectural and design related services. Consulting fees of $276,000, $322,000 and $297,000 were charged in 1999, 2000, and 2001, respectively.

Purchase of Inventory—The Company entered into a vendor relationship with Parasole whereby the Company purchases bread products and a majority of the dessert products offered at the Company’s Minneapolis-Saint Paul metropolitan area restaurants. The Company purchases the products at rates which management believes approximate market rates. The relationship was terminated in 2000. The Company purchased bakery products in the amount of $181,000, and $92,000 in 1999, and 2000, respectively.

Employment Agreement—The Company entered into an employment agreement with one of its officers that requires the payment of annual compensation and certain fringe benefits through 2003 and includes bonus provisions in the form of both stock grants and stock options. In 2000, the Company filed an amendment to the employment agreement that extended the terms of the contract through 2004.

Employee Loan—In March 2001, the Company entered into a $150,000 unsecured loan with one of its officers. The loan accrues interest at a rate of 8 percent per annum with a term of two years.

10.	SHAREHOLDERS’ EQUITY

Warrants—The Company issued warrants to placement agents and debt holders in connection with the issuance of debt and equity securities. The fair market value of the warrants was recorded as additional paid-in capital. A summary of the Company’s common stock warrant activity is as follows:

	Number of Common Stock Shares	Weighted Average Price Per Share
Outstanding and exercisable, December 27, 1998	331,196	$2.46
Warrants issued	66,661	0.01
Warrants exercised	(337,833)	1.62
Warrants surrendered	(45,267)	5.93

Outstanding and exercisable, December 26, 1999	14,757	0.01
Warrants exercised	(14,752)	0.01
Warrants surrendered	(5)	0.01

Outstanding and exercisable, December 31, 2000 and December 30, 2001	—	$—

Stock Option Plans— During 1996, the Company adopted the 1996 Incentive Stock Option Plan (the 1996 Plan), pursuant to which options to acquire an aggregate of 433,333 shares of the Company’s common stock may be granted. Under the 1996 Plan, the Board of Directors may grant options to purchase shares of the Company’s stock to eligible employees for both incentive and nonstatutory stock options. Options granted under the 1996

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Plan vest as determined by the Board of Directors and are exercisable for a term not to exceed ten years. During 1999, 2000 and 2001, the Board of Directors and shareholders approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan to 1,500,000, 1,800,000 and 2,300,000 shares, respectively.

During 1996, the Company adopted the 1996 Stock Option Plan for Nonemployee Directors (the Directors’ Plan) pursuant to which options to acquire an aggregate of 26,666 shares of the Company’s common stock may be granted to outside directors. Under the Directors’ Plan, 1,333 options will automatically be granted to each outside director upon election to the Board of Directors, and thereafter 666 options will be granted annually for each year of continued service by the outside director. Options granted under the Directors’ Plan vest over one year from date of grant and are exercisable for ten years. The Director’s Plan was terminated in 1999.

During 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan); pursuant to which options to acquire an aggregate of 300,000 shares of the Company’s common stock may be granted. Under the 2000 Plan, the Board of Directors may grant options to purchase shares of the Company’s stock to eligible employees. The Company’s officers and directors are explicitly excluded from participation in the 2000 Plan.

A summary of the status of the Company’s stock options are presented in the table and narrative below:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant
Outstanding, December 27, 1998	854,155	$6.08	$1.13–7.68	172,511
Granted	514,749	10.96	7.68-16.50
Exercised	(24,665)	5.97	4.50-7.68
Terminated	(19,465)	7.31	5.63-11.00

Outstanding, December 26, 1999	1,324,774	7.96	1.13-16.50	54,929
Granted	546,000	12.11	8.88-16.63
Exercised	(229,934)	5.00	1.13-10.69
Terminated	(125,446)	9.01	5.63-16.63

Outstanding, December 31, 2000	1,515,394	9.82	4.50-16.63	190,813
Granted	506,733	13.75	11.22-17.55
Exercised	(207,265)	7.58	5.63-12.94
Terminated	(56,968)	12.19	5.63-16.50

Outstanding, December 30, 2001	1,757,894	$11.13	$4.50-17.55	202,363

Exercisable, December 30, 2001	545,810	$9.65	$4.50–17.55

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding options outstanding and exercisable at December 30, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.50 – 5.63	151,809	4.8	$5.59	119,852	$5.58
6.75 – 7.68	223,069	6.5	7.32	96,940	7.33
9.00 – 10.69	170,950	7.8	10.66	54,150	10.69
10.75 – 11.25	248,166	7.5	11.17	63,998	11.23
11.49	202,500	9.8	11.49	40,500	11.49
11.50 – 12.82	198,500	8.4	12.22	72,750	11.72
12.94	426,400	8.7	12.94	95,120	12.94
13.00 – 17.55	136,500	9.2	16.23	2,500	15.62

$ 4.50 – 17.55	1,757,894	8.0	$11.13	545,810	$9.65

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company’s net income would have been decreased to the following pro forma amounts for 1999, 2000 and 2001 (in thousands, except for per share data):

	1999	2000	2001
Net income applicable to common stock:
As reported	$680	$7,284	$6,818
Pro forma	83	6,615	5,642
Net income per common share, basic:
As reported	$0.08	$0.56	$0.43
Pro forma	0.01	0.50	0.35
Net income per common share, diluted:
As reported	$0.08	$0.54	$0.41
Pro forma	0.01	0.49	0.34

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

	1999	2000	2001
Dividend yields	None	None	None
Expected volatility	53.6%	63.7%	61.9%
Expected life of option	7 years	7 years	7 years
Risk-free interest rate	6.54%	6.13%	4.88%

Paisano Partners Program—On January 1, 1997, the Company implemented the Paisano Partners program for certain restaurant employees. This program requires restaurant general managers known as Paisano Partners to purchase approximately $20,000 of the Company’s common stock and they also receive stock options. In addition, kitchen managers also receive stock options. The Company allows the Paisano Partners the option to

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

finance the initial stock purchase with a full recourse loan over five years at an interest rate of 8 percent. At December 31, 2000 and December 30, 2001, the notes receivable balances related to this financing of $785,000 and $934,000, respectively, were included as contra-equity. At December 31, 2000 and December 30, 2001, 113,678 and 151,867 shares of common stock were issued under this program.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended:

	1999	2000	2001
Cash paid during year for:
Interest	$554	$497	$288
Income taxes	70	1,016	1,659
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	400	460	619
Shareholder receivable reduction due to retirement of stock	40	160	160
Accretion of redeemable preferred stock to redemption value	150
Dividends accrued on redeemable preferred stock	594
Conversion of preferred stock to common stock	33,004
Conversion of redeemable common stock to common stock	4,676
Conversion of convertible subordinated debentures to common stock	2,307	660

12.	SUBSEQUENT EVENT

On January 14, 2002, the Company purchased the assets of nine Vinny Testa’s restaurant locations in Boston, Massachusetts and Philadelphia, Pennsylvania. Vinny Testa’s is an Italian casual dining restaurant concept. The purchase price for the restaurants was approximately $19 million. The purchase was financed through the $20 million term loan discussed in Note 3. On a pro-forma basis, sales would have been $205.5 million if Buca di Beppo and Vinny Testa’s had been combined for all of 2001.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13.	SELECTED QUARTERLY DATA (Unaudited)

Amounts are in thousands, except share and per share data.

	For the Fiscal Year (53 Weeks) Ended December 31, 2000
	Thirteen Weeks Ended March 26, 2000	Thirteen Weeks Ended June 25, 2000	Thirteen Weeks Ended September 24, 2000	Fourteen Weeks Ended December 31, 2000
Restaurant sales	$26,924	$29,598	$33,438	$39,830
Restaurant profits	4,598	4,962	5,648	7,858
Earnings before income taxes	1,350	2,111	2,589	5,156
Net income	$878	$1,373	$1,682	$3,351

Earnings per share:
Basic	$0.08	$0.10	$0.12	$0.24

Diluted	$0.08	$0.10	$0.12	$0.23

Weighted average common shares outstanding:
Basic	10,842,585	13,235,107	14,149,507	14,187,687
Diluted	11,371,770	13,663,407	14,595,619	14,672,252

	For the Fiscal Year (52 Weeks) Ended December 30, 2001
	Thirteen Weeks Ended April 1, 2001	Thirteen Weeks Ended July 1, 2001	Thirteen Weeks Ended September 30, 2001	Thirteen Weeks Ended December 30, 2001
Restaurant sales	$39,490	$43,677	$44,156	$48,312
Restaurant profits	6,331	7,170	5,513	7,331
Earnings before income taxes	2,622	3,920	164	3,949
Net income	$1,640	$2,469	$103	$2,606

Earnings per share:
Basic	$0.11	$0.15	$0.01	$0.16

Diluted	$0.11	$0.15	$0.01	$0.16

Weighted average common shares outstanding:
Basic	14,871,503	16,221,879	16,263,504	16,284,007
Diluted	15,559,532	16,962,276	16,700,274	16,603,650

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws of the Registrant. (2)	Incorporated by Reference

4.1	Specimen of Common Stock certificate. (3)	Incorporated by Reference

10.1	Form of Stock Purchase Agreement dated as of February 26, 2001 among the Registrant and certain investors. (4)	Incorporated by Reference

10.2	Stock Purchase Agreement dated February 23, 2001 between the Registrant and Scudder Investor Services, as agent. (5)	Incorporated by Reference

10.3	Stock Purchase Agreement dated February 23, 2001 between the Registrant and Pequot Scout Fund, L.P. (6)	Incorporated by Reference

10.4	Stock Purchase Agreement dated February 23, 2001 between the Registrant and Pequot Navigator Offshore Fund, Inc. (7)	Incorporated by Reference

10.5	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(8)	Incorporated by Reference

10.6	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. (9).	Incorporated by Reference

10.7	Stock Option Plan for Non-Employee Directors. *(10)	Incorporated by Reference

10.8	BUCA, Inc. 401(k) Plan. (11)	Incorporated by Reference

10.9	Letter Agreement dated April 1, 1997 between the Registrant and Greg A. Gadel. *(12)	Incorporated by Reference

10.10	Credit Agreement dated as of August 28, 2001 among the Registrant, as Borrower, and Bank of America, N.A., Fleet National Bank, and Branch Banking and Trust Company, as Lenders. (13)	Incorporated by Reference

10.11	First Amendment to Credit Agreement dated as of November 1, 2001 among the Registrant and the Lenders. (14)	Incorporated by Reference

10.12	Second Amendment to Credit Agreement dated as of January 14, 2002 among the Registrant and the Lenders	Filed Electronically

10.13	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (15)	Incorporated by Reference

10.14	Securities Purchase Agreement dated as of October 13, 1998 between the Registrant and the Purchasers. (16)	Incorporated by Reference

10.15	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto. *(17)	Incorporated by Reference

10.16	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto.*(18)	Incorporated by Reference

10.17	Promissory Note dated as of March 15, 2001 between the Registrant and Joseph P. Micatrotto. *(19)	Incorporated by Reference

10.18	BUCA, Inc. Employee Stock Purchase Plan. (20)	Incorporated by Reference

10.19	Asset Purchase Agreement dated as of December 17, 2001 among Registrant and the Sellers name therein. (21)	Incorporated by Reference

10.20	BUCA Key Employee Share Option Plan. (22)	Incorporated by Reference

1

Exhibit	Description	Method of Filing
21.1	Subsidiaries of the Registrant.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP.	Filed Electronically

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 2, 2001.
(5)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(6)	Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(7)	Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-56494), filed with the Commission on March 2, 2001.
(8)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-65130), filed with the Commission on July 13, 2001.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(12)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(15)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(16)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(17)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(18)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(19)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2001.
(20)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(21)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2001.
(22)	Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-83818), filed with the Commission on March 6, 2002.

2