Form 10-Q
period 2002-03-31
BUCA INC /MN
filed 2002-05-14
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2002.

or

[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to             .

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

Yes     X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,391,983 shares as of May 9, 2002.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1.— FINANCIAL INFORMATION

Item 1.     Financial Statements

BUCA, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	December 30, 2001	March 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,444	$3,867
Accounts receivable	2,026	2,187
Inventories	4,784	5,708
Prepaid expenses and other	2,834	2,784

Total current assets	22,088	14,546

PROPERTY AND EQUIPMENT, net	140,755	159,818
OTHER ASSETS	5,239	6,924
GOODWILL		11,829

	$168,082	$193,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,928	$9,584
Accrued expenses and other	11,481	9,658
Line of credit		3,000
Current maturities of long-term debt and capital leases	16	5,367

Total current liabilities	21,425	27,609

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	452	15,874
OTHER LIABILITIES	613	702

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value-20,000,000 authorized; 16,287,510 and 16,384,902 shares issued and outstanding, respectively	163	164
Additional paid-in capital	146,674	147,839
(Accumulated deficit) retained earnings	(311)	1,830

	146,526	149,833
Notes receivable from shareholders	(934)	(901)

	145,592	148,932

	$168,082	$193,117

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended
	April 1, 2001	March 31, 2002
Restaurant sales	$39,490	$56,312
Restaurant costs
Product	10,046	14,148
Labor	12,407	18,363
Direct and occupancy	8,692	12,735
Depreciation and amortization	2,014	2,999

Total restaurant costs	33,159	48,245
General and administrative expenses	2,572	3,439
Pre-opening costs	1,196	1,028

Operating income	2,563	3,600
Interest income	156	53
Interest expense	(97)	(254)

Income before income taxes	2,622	3,399
Provision for income taxes	(982)	(1,258)

Net income	$1,640	$2,141

Net income per common share—basic:
Net income per common share	$0.11	$0.13

Weighted average common shares outstanding	14,871,503	16,338,010

Net income per share—diluted:
Net income per common share	$0.11	$0.13

Weighted average common shares assumed outstanding	15,559,532	16,971,889

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Thirteen Weeks Ended
	April 1, 2001	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,640	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,014	2,999
Tax benefit on option exercises	458	281
Change in assets and liabilities:
Accounts receivable	483	(37)
Inventories	(542)	(599)
Prepaid expenses and other	(455)	241
Accounts payable	1,642	(1,026)
Accrued expenses and other	(3,639)	(2,513)
Other	15	88

Net cash provided by operating activities	1,616	1,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,236)	(12,272)
Purchase of available-for-sale marketable securities	(11,415)
Increase in other assets	(345)	(1,501)
Purchase of restaurants		(20,558)

Net cash used in investing activities	(26,996)	(34,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	2,400	3,000
Payments for line of credit borrowings	(2,400)
Proceeds from issuance of long-term debt		20,275
Principal payments on long-term debt and capital leases	(24)	(14)
Loan acquisition costs	(105)
Collection on notes receivable from shareholders	39	33
Net proceeds from issuance of common stock	32,225	885

Net cash provided by financing activities	32,135	24,179

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,755	(8,577)

CASH AND CASH EQUIVALENTS AT BEG. OF PERIOD	9,249	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,004	$3,867

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (“we”, “us”, or “our”) develops, owns and operates Southern Italian restaurants under the names Buca di Beppo and Vinny Testa’s. At March 31, 2002, we had 84 restaurants located in 26 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen weeks ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

The balance sheet at December 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes for the fiscal year ended December 30, 2001 included in our Annual Report on Form 10-K.

2.    NET INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table sets forth the calculation of basic and diluted net income per common share as of April 1, 2001 and March 31, 2002 (in thousands, except share and per share data):

	2001	2002
Numerator:
Numerator for basic and diluted and diluted net income applicable to common stock	$1,640	$2,141

Denominator:
Denominator for basic net income per common share-weighted average shares outstanding	14,871,503	16,338,010
Stock options	688,029	633,879

Denominator for diluted net income per common shares-weighted average shares assumed outstanding	15,559,532	16,971,889

Basic net income per common share	$0.11	$0.13

Diluted net income per common share	$0.11	$0.13

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. For the first quarter of fiscal 2001, amortization expense, net of income tax effect, would have added $11,000 to net income had we applied SFAS No. 142 to that period. In the first quarter of fiscal 2002, we recognized $67,000 in amortization expense on intangible assets with finite lives.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model related to the evaluation of impairment for long-lived assets. The provisions of SFAS No. 144 are effective for us in fiscal year 2002, and generally, are to be applied prospectively. SFAS No. 144 did not have a material impact on our historical consolidated results of operations, financial position and cash flows.

4.    PURCHASE OF RESTAURANTS

On January 14, 2002, we acquired the assets and operations of nine Vinny Testa’s restaurant locations. The acquisition was financed through current cash holdings, operating cash flows, and a new credit facility that included a $20 million term loan. The cost of the acquisition was allocated as follows (in thousands):

Current assets	$ 655
Property and equipment	9,650
Other assets	250
Goodwill	11,829
Current liabilities	1,299
Capital lease obligations	511

5.    PRO-FORMA FINANCIALS

On a pro-forma basis, sales for the thirteen week periods ended April 1, 2001 and March 31, 2002 would have been $45.6 million and $57.5 million, respectively, assuming that Buca di Beppo and Vinny Testa’s had been combined during those periods. The combination would not have had a material impact on net income or earnings per share.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At March 31, 2002, we owned and operated 75 Buca di Beppo and nine Vinny Testa’s restaurants. Our Buca di Beppo restaurants are full service, dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny Testa’s restaurants serve individual and family-style portions for both lunch and dinner. The Vinny Testa’s restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, and South Philadelphia in the 1940’s.

Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, and 17 in 2000 and 2001. In January 2002, we acquired the assets of nine Vinny Testa’s restaurants. We intend to open 14 new Buca di Beppo restaurants in fiscal 2002, of which nine have opened through May 9, 2002. Of the remaining five locations, all have leases signed and are under construction.

Beginning in fiscal 2001, we added a Baked Specialties menu to each of our Buca di Beppo restaurants. The Baked Specialties menu includes some of our most popular baked specials, such as Baked Ravioli, Cannelloni, Manicotti, and Stuffed Shells. Besides the Baked Specialties, every restaurant offers from two to five specials every day. These Daily Specials are selected from a list of approximately 70 recipes. Both the Baked Specialties and Daily Specials are priced higher than normal menu items and generate higher margins.

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

In prior years, the Vinny Testa’s restaurants have averaged approximately $3.8 million in sales and approximately 18% restaurant level cash flow. The average restaurant is approximately 8,000 square feet and seats approximately

250 guests. The restaurants are open for lunch and dinner seven days a week. We expect to continue to grow the Vinny Testa’s concept by one to two new restaurants in fiscal 2003.

Compared to our Buca di Beppo restaurants, our Vinny Testa’s restaurants generate higher average unit volumes but lower cash flow as a percentage of sales primarily due to the relative lower margin lunch sales. Lunch sales, in general, produce higher total product cost, lower liquor mix, higher labor costs and higher direct and occupancy costs, all as a percentage of sales. Our fiscal 2002 results will compare the combined company results this year with the Buca di Beppo results only in fiscal 2001. Due to the different unit level economics, we expect that the addition of the Vinny Testa’s restaurants alone would result in a slight increase in our average weekly sales, and increases of approximately one-half percent of sales in each of product, labor and direct and occupancy costs.

Our restaurant sales are comprised almost entirely of sales of food and beverages. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest income includes the interest income on invested assets. Interest expense includes the cost of interest expense on debt. The provision for income taxes represents our estimate of total income taxes to be paid to the federal and state governments based upon our pre-tax income for the period.

Results of Operations

Our operating results for the thirteen-week periods ended expressed as a percentage of restaurant sales were as follows:

	April 1, 2001	March 31, 2002
Restaurant sales (dollar amount, in thousands)	$39,490	$56,312
Restaurant costs
Product	25.4%	25.1%
Labor	31.4%	32.6%
Direct and occupancy	22.0%	22.6%
Depreciation and amortization	5.1%	5.3%

Total restaurant costs	84.0%	85.7%
General and administrative expenses	6.5%	6.1%
Pre-opening costs	3.0%	1.8%

Operating income	6.5%	6.4%
Interest income	0.4%	0.1%
Interest expense	(0.2)%	(0.5)%

Income before income taxes	6.6%	6.0%
Provision for income taxes	(2.5)%	(2.2)%

Net income	4.2%	3.8%

Thirteen Weeks Ended April 1, 2001 Compared to the Thirteen Weeks Ended March 31, 2002

Restaurant Sales. Restaurant sales increased by $16.8 million, or 42.6%, to $56.3 million in the first quarter of fiscal 2002 from $39.5 million in the first quarter of fiscal 2001. The increase was the result of sales from new Buca di Beppo restaurants and the addition of nine Vinny Testa’s restaurants on January 14, 2002. We implemented a price increase of approximately one percent at our Buca di Beppo restaurants during March 2002. Our Buca di Beppo restaurants’ comparable restaurant sales decreased 2.7 percent in the first quarter of fiscal 2002. On a pro-forma 13-week basis, Vinny Testa’s comparable restaurant sales would have decreased 6.1 percent. We expect Buca di Beppo’s comparable restaurant sales to be positive in the second quarter of fiscal 2002 and then increase 3 to 5 percent in the last half of fiscal 2002. We expect Vinny Testa’s comparable restaurant sales to be negative in the second quarter of fiscal 2002 and then turn positive in the last half of fiscal 2002.

Product. Product costs increased by $4.1 million to $14.1 million in the first quarter of fiscal 2002 from $10.0 million in the first quarter of fiscal 2001. Product costs as a percentage of restaurant sales decreased to 25.1% in the first quarter of fiscal 2002 from 25.4% in the first quarter of fiscal 2001. This decrease resulted primarily from stronger purchasing contracts for a number of key products, the increased sales of Baked Specialties and specials that have higher product margins, and the price increase implemented during March 2002. We expect product costs as a percentage of sales for the remainder of fiscal 2002 to be at or below the product cost percentage in the comparable fiscal 2001 periods.

Labor. Labor costs increased by $6.0 million to $18.4 million in the first quarter of fiscal 2002 from $12.4 million in the first quarter of fiscal 2001. Labor costs increased as a percentage of restaurant sales to 32.6% in the first quarter of fiscal 2002 from 31.4% in the first quarter of fiscal 2001. Labor costs as a percentage of sales were impacted by the acquisition of the Vinny Testa’s restaurants and the decline in average weekly sales. Vinny Testa’s labor costs are higher than Buca di Beppo because they serve lunch, which has a lower margin than dinner. Management payroll and benefit costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales due to the decline in average weekly sales. We expect labor costs in the second quarter of fiscal 2002 to increase as a percentage of sales from the second quarter of fiscal 2001 because of the Vinny Testa’s acquisition.

Direct and Occupancy. Direct and occupancy costs increased by $4.0 million to $12.7 million in the first quarter of fiscal 2002 from $8.7 million in the first quarter of fiscal 2001. Direct and occupancy costs increased as a percentage of restaurant sales to 22.6% in the first quarter of fiscal 2002 from 22.0% in the first quarter of fiscal 2001. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales were related to the acquisition of the Vinny Testa’s restaurants and to the decline in average weekly restaurant sales. We anticipate direct and occupancy costs in the second quarter of fiscal 2002 to increase as a percentage of sales over the second quarter of fiscal 2001 due to the impact of Vinny Testa’s, which have higher direct and occupancy costs than a Buca di Beppo restaurant. We expect direct and occupancy costs as a percentage of sales for the last half of fiscal 2002 to be less than the comparable fiscal 2001 period.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.0 million to $3.0 million in the first quarter of fiscal 2002 from $2.0 million in the first quarter of fiscal 2001. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $867,000 to $3,439,000 in the first quarter of fiscal 2002 from $2,572,000 in the first quarter of fiscal 2001. General and administrative expenses as a percentage of restaurant sales decreased to 6.1% in the first quarter of fiscal 2002 from 6.5% in the first quarter of fiscal 2001. The decrease in general and administrative expenses as a percentage of sales was primarily due to the increase in overall restaurant sales. We anticipate general and administrative expenses in the second quarter of fiscal 2002 to increase as a percentage of sales compared to the second quarter of fiscal 2001.

Pre-opening. Pre-opening costs decreased by $168,000 to $1,028,000 in the first quarter of fiscal 2002 from $1,196,000 in the first quarter of fiscal 2001. Pre-opening costs decreased as a percentage of sales to 1.8% in the first quarter of fiscal 2002 from 3.0% in the first quarter of fiscal 2001. The decrease in pre-opening costs as a percentage of sales were due to management’s efforts to reduce these costs on a per restaurant basis and to increased sales on a larger base of restaurants. We expect pre-opening costs in the second quarter of fiscal 2002 to decrease in dollars and as a percentage of sales from the second quarter of fiscal 2001.

Interest Income. Interest income decreased by $103,000 to $53,000 in the first quarter of fiscal 2002 from $156,000 in the first quarter of fiscal 2001. The decrease in interest income resulted from less invested assets during the first quarter of fiscal 2002 than during the first quarter of fiscal 2001. We expect interest income in the second quarter of fiscal 2002 to decline slightly from the first quarter of fiscal 2002.

Interest Expense. Interest expense increased $157,000 to $254,000 in the first quarter of fiscal 2002 from $97,000 in the first quarter of fiscal 2001. The increase in interest expense primarily resulted from increased borrowings on our $20 million term loan and our line of credit facility. We expect interest expense to increase in the second quarter of fiscal 2002 from the second quarter of fiscal 2001 because of continued increases in borrowings under our credit facility.

Provision for Income Taxes. The provision for income taxes in the first quarter of fiscal 2002 represents our estimate of our income tax rate for fiscal 2002. We expect income taxes to be approximately 37% of pre-tax income for fiscal 2002.

Liquidity and Capital Resources

Net cash provided by operating activities remained constant at $1.6 million for the first quarter of fiscal 2001 and fiscal 2002. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures, excluding the Vinny Testa’s acquisition, were $12.3 million in the first quarter of fiscal 2002 compared with $15.2 million in the first quarter fiscal 2001. We have spent approximately $1.0 million in Vinny Testa’s maintenance capital expenditures since the date of acquisition. We opened seven Buca di Beppo restaurants in both the first quarter of fiscal 2002 and fiscal 2001. In the future, each new leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo and $200,000 for a Vinny Testa’s restaurant. Prior to 1999, the majority of our restaurants were renovations of existing facilities ranging in size from 4,500 to 10,000 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. Beginning in 1999, we began building restaurants based upon our prototype designs. These designs are expected to require between $1.5 million to $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants, as our lease costs relate to the land only and not the building. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

In January 2002, we purchased the assets and operations of nine Vinny Testa’s restaurants in the Boston and Philadelphia areas. During the first quarter of fiscal 2002, we spent approximately $19 million on the acquisition of the restaurants and approximately $1.6 million in related acquisition costs. The acquisition was funded primarily through a $20 million term loan, current cash holdings, and cash flows from operations.

Net cash provided by financing operations was $24.2 million for the first quarter of fiscal 2002 compared with $32.1 million for the first quarter of fiscal 2001. Financing activities in the first quarter of fiscal 2002 consisted primarily of $20.3 million in long-term debt borrowings and $3.0 million in line of credit borrowings. In the first quarter of fiscal 2001, we completed a private placement of our common stock for approximately $30.9 million in net proceeds. The proceeds from financing activities in the first quarter of fiscal 2002 were used primarily to fund the acquisition of Vinny Testa’s, development of new restaurants and general corporate purposes.

In January 2002, we amended our credit facility to include a $20 million term loan and a $20 million line of credit with the option to borrow an additional $10 million provided we are not in default under the terms of the agreement. The credit facility expires on December 31, 2004. The term loan is required to be paid as follows: $5.0 million in fiscal 2002; $7.0 million in fiscal 2003; and $8.0 million in fiscal 2004. The credit facility bears interest at the lower of our lenders reference rate plus 0.75 percent to 1.50 percent or the London InterBank Offered Rate (LIBOR) plus 2.25 percent to 3.00 percent (approximately 4.15 percent to 4.90 percent as of May 9, 2002), dependent upon our meeting certain financial ratios. We are required to pay 0.50 percent on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We do not anticipate that the above covenants and restrictions will have a significant impact upon us. As of May 9, 2002, we had $20.0 million in term debt and $4.5 million in line of credit borrowings under our credit facility.

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

Critical Accounting Policies

Our consolidated financial statements include accounts of BUCA, Inc and all wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have used our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policy described below. However, application of this accounting policy involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Assets. We review our long-lived assets, such as fixed assets; intangible assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision.

Recent Accounting Pronouncements

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model related to the evaluation of impairment for long-lived assets. The provisions of SFAS No. 144 are effective for us in fiscal year 2002, and generally, are to be applied prospectively. SFAS No. 144 did not have a material impact on our historical consolidated results of operations, financial position and cash flows.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the first quarter ended March 31, 2002 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•
The actual number and timing of new restaurants opened during any period could be higher or lower than the projected amount based upon a number of factors, including available capital, timely receipt of any regulatory & licensing approvals, general economic conditions of the country and various regions of the country, actual results of each brand and the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•
The actual average weekly sales could be higher or lower than projected due to changes in revenue caused by general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

•
Our comparable restaurant sales percentage could fluctuate as a result of general economic conditions, changes in consumer preferences or discretionary consumer spending, or changes in our historical sales growth pattern.

•
Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.
•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing utility costs, or general economic conditions.
•	General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.
•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.
•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.
•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.
•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.
•
The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•
The covenants and restrictions under our current credit facility could have a significant impact on us based on our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	Our capital requirements through the year 2002 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.
•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.
•	Actual cash investment for each new leased restaurant could be higher or lower than the projected amount based upon the leased premises, the restaurant location and the renovation cost.
•	The actual size for our new restaurants could be larger or smaller based upon the restaurant location and demographics of the location.
•
Our actual cash investment for building each restaurant based upon our prototype designs could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•
Additional factors that could cause actual results to differ include: risks associated with terrorism and our country’s war on terrorism, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

Our restaurants feature Southern Italian cuisine served both in individual and family-style portions. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows.

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 30, 2001. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 1.50% or LIBOR plus 2.25% to 3.00%. At March 31, 2002, we had $23 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $230,000.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 2.5%, which is consistent with our average price increase of approximately 1% in fiscal 2002 and fiscal 2001, 2% in fiscal 2000, and 3% in fiscal 1998. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference
4.1	Specimen of Common Stock Certificate (3)	Incorporated By Reference
10.1	Second Amendment to Credit Agreement, dated as of January 14, 2002 among the Registrant (4)	Incorporated By Reference
10.2	BUCA Key Employee Share Option Plan (5)	Incorporated By Reference

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2001.
(5)	Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-83818), filed with the Commission on March 6, 2002.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on January 15, 2002, disclosing under “Item 5 Other Events” that we issued a press release on January 15, 2002 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated January 15, 2002.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on January 28, 2002, disclosing under “Item 5 Other Events” that we (1) issued a press release on January 28, 2002 and (2) announced our preliminary plans to open approximately 20 new restaurants in fiscal 2003; and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated January 28, 2002.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on April 26, 2002, disclosing under “Item 5 Other Events” certain information discussed in (1) our press release dated April 25, 2002 and (2) our conference call held on April 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: May 14, 2002	by:	/s/ Joseph P. Micatrotto Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2002	by:	/s/ Greg A. Gadel Greg A. Gadel, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Accounting Officer)