Form 10-Q
period 2002-06-30
BUCA INC /MN
filed 2002-08-14
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002.

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

Yes     X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,555,822 shares as of August 12, 2002.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1.—FINANCIAL INFORMATION

Item 1.    Financial Statements

BUCA, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 30, 2001	June 30, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,444	$1,829
Accounts receivable	2,026	2,147
Inventories	4,784	6,032
Prepaid expenses and other	2,834	2,755

Total current assets	22,088	12,763

PROPERTY AND EQUIPMENT, net	140,755	166,769
OTHER ASSETS	5,239	6,960
GOODWILL		11,731

	$168,082	$198,223

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,928	$9,185
Accrued expenses and other	11,481	8,838
Line of credit		5,000
Current maturities of long-term debt and capital leases	16	7,107

Total current liabilities	21,425	30,130

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	452	14,102
OTHER LIABILITIES	613	766

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value-30,000,000 authorized; 16,287,510 and 16,544,015 shares issued and outstanding, respectively	163	165
Additional paid-in capital	146,674	149,467
(Accumulated deficit) retained earnings	(311)	4,675

	146,526	154,307
Notes receivable from shareholders	(934)	(1,082)

	145,592	153,225

	$168,082	$198,223

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Restaurant sales	$43,677	$60,914	$83,166	$117,226
Restaurant costs
Product	11,000	14,780	21,046	28,928
Labor	13,641	19,566	25,947	37,929
Direct and occupancy	9,587	14,109	18,279	26,844
Depreciation and amortization	2,279	3,326	4,293	6,325

Total restaurant costs	36,507	51,781	69,565	100,026
General and administrative expenses	2,405	3,668	5,076	7,107
Pre-opening costs	1,052	657	2,248	1,685

Operating income	3,713	4,808	6,277	8,408
Interest income	300	44	456	97
Interest expense	(93)	(335)	(190)	(589)

Income before income taxes	3,920	4,517	6,543	7,916
Provision for income taxes	(1,451)	(1,671)	(2,434)	(2,929)

Net income	$2,469	$2,846	$4,109	$4,987

Net income per common share—basic:
Net income per common share	$0.15	$0.17	$0.26	$0.30

Weighted average common shares outstanding	16,221,879	16,438,307	15,547,043	16,392,907

Net income per share—diluted:
Net income per common share	$0.15	$0.17	$0.25	$0.29

Weighted average common shares assumed outstanding	16,962,276	17,067,934	16,231,140	17,019,912

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,469	$2,846	$4,109	$4,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,279	3,326	4,293	6,325
Tax benefit on option exercises	455	569	914	850
Change in assets and liabilities:
Accounts receivable	46	40	529	3
Inventories	(362)	(324)	(904)	(923)
Prepaid expenses and other	106	28	(349)	269
Accounts payable	(1,189)	(410)	453	(1,436)
Accrued expenses and other	(219)	(742)	(3,858)	(3,255)
Other	45	64	60	152

Net cash provided by operating activities	3,630	5,397	5,247	6,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,958)	(10,019)	(27,195)	(22,291)
Purchase of available-for-sale marketable securities			(11,415)
Sale and maturity of available-for-sale marketable securities	6,903		6,903
Increase in other assets	(471)	(146)	(815)	(1,647)
Purchase of restaurants		129		(20,429)

Net cash used in investing activities	(5,526)	(10,036)	(32,522)	(44,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	500	2,000	2,900	5,000
Payments for line of credit borrowings	(500)		(2,900)
Proceeds from issuance of long-term debt				20,275
Principal payments on long-term debt and capital leases	(1,307)	(32)	(1,331)	(46)
Loan acquisition costs	(27)	(247)	(132)	(247)
Collection on notes receivable from shareholders	93	100	131	133
Net proceeds from issuance of common stock	1,169	780	33,394	1,665

Net cash (used in) provided by financing activities	(72)	2,601	32,062	26,780

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,968)	(2,038)	4,787	(10,615)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,004	3,867	9,249	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,036	$1,829	$14,036	$1,829

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (“we”, “us”, or “our”) develops, owns and operates Southern Italian restaurants under the names Buca di Beppo and Vinny Testa’s. At June 30, 2002, we had 87 restaurants located in 26 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and twenty-six weeks ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table sets forth the calculation of basic and diluted net income per common share as of July 1, 2001 and June 30, 2002 (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Numerator:
Numerator for basic and diluted and diluted net income applicable to common stock	$2,469	$2,846	$4,109	$4,987

Denominator:
Denominator for basic net income per common share-weighted average shares outstanding	16,221,879	16,438,307	15,547,043	16,392,907
Stock options	740,397	629,627	684,097	627,005

Denominator for diluted net income per common shares-weighted average shares assumed outstanding	16,962,276	17,067,934	16,231,140	17,019,912

Basic net income per common share	$0.15	$0.17	$0.26	$0.30

Diluted net income per common share	$0.15	$0.17	$0.25	$0.29

3.	RECENT ACCOUNTING PRONOUNCEMENTS

On July of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. For the first half of fiscal 2001, amortization expense, net of income tax effect, would have added $25,000 to net income had we applied SFAS No. 142 to that period. In the first half of fiscal 2002, we recognized $175,000 in amortization expense on intangible assets with finite lives. Estimated annual amortization expense for fiscal years 2002 through 2006 is expected to be $350,000.

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

On January 14, 2002, we acquired the assets and operations of nine Vinny Testa’s restaurant locations. The acquisition was financed through current cash holdings, operating cash flows, and a new credit facility that included a $20 million term loan. The cost of the acquisition was allocated as follows (in thousands):

Current assets	$655
Property and equipment	9,873
Other assets	497
Goodwill	11,731
Current liabilities	1,305
Capital lease obligations	511

5.	PRO-FORMA REVENUES

On a pro-forma basis, sales would have been $50.7 million for the thirteen weeks ended July 1, 2001, $60.9 million for the thirteen weeks ended June 30, 2002, $96.3 million for the twenty-six weeks ended July 1, 2001 and $118.4 million for the twenty-six weeks ended June 30, 2002, assuming that Buca di Beppo and Vinny Testa’s had been combined during those periods. The combination would not have had a material impact on net income or earnings per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At June 30, 2002, we owned and operated 78 Buca di Beppo and nine Vinny Testa’s restaurants. Our Buca di Beppo restaurants are full service, dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny Testa’s restaurants serve individual and family-style portions for both lunch and dinner. The Vinny Testa’s restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, and South Philadelphia in the 1940’s.

Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, and 17 in 2000 and 2001. In January 2002, we acquired the assets of nine Vinny Testa’s restaurants. We intend to open 14 new Buca di Beppo restaurants in fiscal 2002, of which 12 have opened through July 2002. Each of the remaining two locations has leases signed and are under construction. In fiscal 2003, we intend to open 17 new Buca di Beppo restaurants and two new Vinny Testa’s restaurants.

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

In prior years, the nine Vinny Testa’s restaurants have averaged approximately $3.8 million in sales and approximately 18% restaurant level cash flow. The average restaurant is approximately 8,000 square feet and seats approximately 250 guests. The restaurants are open for lunch and dinner seven days a week.

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

Results of Operations

Our operating results expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Restaurant sales (dollar amount, in thousands)	$43,677	$60,914	$83,166	$117,226
Restaurant costs
Product	25.2%	24.3%	25.3%	24.7%
Labor	31.2%	32.1%	31.2%	32.4%
Direct and occupancy	21.9%	23.2%	22.0%	22.9%
Depreciation and amortization	5.2%	5.5%	5.2%	5.4%

Total restaurant costs	83.6%	85.0%	83.6%	85.3%
General and administrative expenses	5.5%	6.0%	6.1%	6.1%
Pre-opening costs	2.4%	1.1%	2.7%	1.4%

Operating income	8.5%	7.9%	7.5%	7.2%
Interest income	0.7%	0.1%	0.5%	0.1%
Interest expense	(0.2)%	(0.5)%	(0.2)%	(0.5)%

Income before income taxes	9.0%	7.4%	7.9%	6.8%
Provision for income taxes	(3.3)%	(2.7)%	(2.9)%	(2.5)%

Net income	5.7%	4.7%	4.9%	4.3%

Thirteen Weeks Ended July 1, 2001 Compared to the Thirteen Weeks Ended June 30, 2002

Restaurant Sales. Restaurant sales increased by $17.2 million, or 39.5%, to $60.9 million in the second quarter of fiscal 2002 from $43.7 million in the second quarter of fiscal 2001. The increase was the result of sales from new

Buca di Beppo restaurants and the addition of nine Vinny Testa’s restaurants on January 14, 2002. In addition, we implemented a price increase of approximately one percent at our Buca di Beppo restaurants during March 2002. Our Buca di Beppo restaurants’ comparable restaurant sales decreased 1.3 percent in the second quarter of fiscal 2002. Our Vinny Testa’s comparable restaurant sales decreased 6.9 percent. We expect both Buca di Beppo’s and Vinny Testa’s comparable restaurant sales to be negative in the third quarter of fiscal 2002, flat in the fourth quarter of fiscal 2002, and then increase approximately 1 percent for fiscal 2003.

Product. Product costs increased by $3.8 million to $14.8 million in the second quarter of fiscal 2002 from $11.0 million in the second quarter of fiscal 2001. Product costs as a percentage of restaurant sales decreased to 24.3% in the second quarter of fiscal 2002 from 25.2% in the second quarter of fiscal 2001. This decrease resulted primarily from stronger purchasing contracts for a number of key products, the increased sales of Baked Specialties and specials that have higher product margins, and the price increase implemented during March 2002. We expect product costs as a percentage of sales for the remainder of fiscal 2002 to be at or below the product cost percentage in the comparable fiscal 2001 periods.

Labor. Labor costs increased by $6.0 million to $19.6 million in the second quarter of fiscal 2002 from $13.6 million in the second quarter of fiscal 2001. Labor costs increased as a percentage of restaurant sales to 32.1% in the second quarter of fiscal 2002 from 31.2% in the second quarter of fiscal 2001. Labor costs as a percentage of sales were impacted by the decline in average weekly sales and the acquisition of the Vinny Testa’s restaurants. Management payroll and benefit costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales due to the decline in average weekly sales. Vinny Testa’s labor costs are higher than Buca di Beppo because Vinny Testa’s restaurants serve lunch, which has a lower margin than dinner. We expect labor costs in the third quarter of fiscal 2002 to decrease slightly as a percentage of sales from the third quarter of fiscal 2001.

Direct and Occupancy. Direct and occupancy costs increased by $4.5 million to $14.1 million in the second quarter of fiscal 2002 from $9.6 million in the second quarter of fiscal 2001. Direct and occupancy costs increased as a percentage of restaurant sales to 23.2% in the second quarter of fiscal 2002 from 21.9% in the second quarter of fiscal 2001. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to declining average weekly restaurant sales and increased marketing spending. We anticipate direct and occupancy costs in the third quarter of fiscal 2002 to increase as a percentage of sales over the third quarter of fiscal 2001 due to increased marketing spending.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.0 million to $3.3 million in the second quarter of fiscal 2002 from $2.3 million in the second quarter of fiscal 2001. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $1.3 million to $3.7 million in the second quarter of fiscal 2002 from $2.4 million in the second quarter of fiscal 2001. General and administrative expenses as a percentage of restaurant sales increased to 6.0% in the second quarter of fiscal 2002 from 5.5% in the second quarter of fiscal 2001. The increase in general and administrative expenses as a percentage of sales was primarily due to the decrease in overall restaurant sales. We anticipate general and administrative expenses in the third quarter of fiscal 2002 to increase as a percentage of sales compared to the third quarter of fiscal 2001.

Pre-opening. Pre-opening costs decreased by $395,000 to $657,000 in the second quarter of fiscal 2002 from $1,052,000 in the second quarter of fiscal 2001. Pre-opening costs decreased as a percentage of sales to 1.1% in the second quarter of fiscal 2002 from 2.4% in the second quarter of fiscal 2001. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs on a per restaurant basis and to increased sales on a larger base of restaurants. We expect pre-opening costs in the third quarter of fiscal 2002 to decrease as a percentage of sales from the third quarter of fiscal 2001.

Interest Income. Interest income decreased by $256,000 to $44,000 in the second quarter of fiscal 2002 from $300,000 in the second quarter of fiscal 2001. The decrease in interest income resulted from less invested assets during the second quarter of fiscal 2002 than during the second quarter of fiscal 2001. We expect interest income in the third quarter of fiscal 2002 to remain consistent with the second quarter of fiscal 2002.

Interest Expense. Interest expense increased $242,000 to $335,000 in the second quarter of fiscal 2002 from $93,000 in the second quarter of fiscal 2001. The increase in interest expense primarily resulted from increased borrowings on our $20 million term loan and current $20 million line of credit facility. We expect interest expense to increase in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 because of continued increases in borrowings under our credit facility.

Provision for Income Taxes. The provision for income taxes in the second quarter of fiscal 2002 represents our estimate of our income tax rate for fiscal 2002. We expect income taxes to be approximately 36 to 37% of pre-tax income for fiscal 2002.

Twenty-Six Weeks Ended July 1, 2001 Compared to the Twenty-Six Weeks Ended June 30, 2002

Restaurant Sales. Restaurant sales increased by $34.0 million, or 41.0%, to $117.2 million in the first half of fiscal 2002 from $83.2 million in the first half of fiscal 2001. The increase was the result of sales from new Buca di Beppo restaurants and the addition of nine Vinny Testa’s restaurants on January 14, 2002. Our Buca di Beppo restaurants’ comparable restaurant sales decreased 2.0 percent in the first half of fiscal 2002. On a pro-forma 26-week basis, Vinny Testa’s comparable restaurant sales would have decreased 6.6 percent.

Product. Product costs increased by $7.9 million to $28.9 million in the first half of fiscal 2002 from $21.0 million in the first half of fiscal 2001. Product costs as a percentage of restaurant sales decreased to 24.7% in the first half of fiscal 2002 from 25.3% in the first half of fiscal 2001. This decrease resulted primarily from stronger purchasing contracts for a number of key products, the increased sales of Baked Specialties and specials that have higher product margins, and the price increase implemented during March 2002.

Labor. Labor costs increased by $12.0 million to $37.9 million in the first half of fiscal 2002 from $25.9 million in the first half of fiscal 2001. Labor costs increased as a percentage of restaurant sales to 32.4% in the first half of fiscal 2002 from 31.2% in the first half of fiscal 2001. Labor costs as a percentage of sales were impacted by the decline in average weekly sales and the acquisition of the Vinny Testa’s restaurants. Management payroll and benefit costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales due to the decline in average weekly sales. Vinny Testa’s labor costs are higher than Buca di Beppo because they serve lunch, which has a lower margin than dinner.

Direct and Occupancy. Direct and occupancy costs increased by $8.5 million to $26.8 million in the first half of fiscal 2002 from $18.3 million in the first half of fiscal 2001. Direct and occupancy costs increased as a percentage of restaurant sales increased to 22.9% in the first half of fiscal 2002 from 22.0% in the first half of fiscal 2001. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to declining average weekly restaurant sales and increased marketing spending.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.0 million to $6.3 million in the first half of fiscal 2002 from $4.3 million in the first half of fiscal 2001. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $2.0 million to $7.1 million in the first half of fiscal 2002 from $5.1 million in the first half of fiscal 2001. General and administrative expenses as a percentage of restaurant sales for the first half of 2002 remained consistent with the first half of 2001 at 6.1%.

Pre-opening. Pre-opening costs decreased by $500,000 to $1.7 million in the first half of fiscal 2002 from $2.2 million in the first half of fiscal 2001. Pre-opening costs decreased as a percentage of sales to 1.4% in the first half of fiscal 2002 from 2.7% in the first half of fiscal 2001. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs on a per restaurant basis and to increased sales on a larger base of restaurants.

Interest Income. Interest income decreased by $359,000 to $97,000 in the first half of fiscal 2002 from $456,000 in the first half of fiscal 2001. The decrease in interest income resulted from less invested assets during the first half of fiscal 2002 than during the first half of fiscal 2001.

Interest Expense. Interest expense increased $399,000 to $589,000 in the first half of fiscal 2002 from $190,000 in the first half of fiscal 2001. The increase in interest expense primarily resulted from increased borrowings on our $20 million term loan and current $20 million line of credit facility.

Provision for Income Taxes. The provision for income taxes in the first half of fiscal 2002 represents our estimate of our income tax rate for fiscal 2002.

Liquidity and Capital Resources

Net cash provided by operating activities increased $1.8 million to $7.0 million in the first half of 2002 from $5.2 million in the first half of 2001. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $22.3 million in the first half of fiscal 2002 compared with $27.2 million in the first half of fiscal 2001. We opened 10 new restaurants in the first half of 2002, compared to 13 new restaurants in the first half of 2001. In the future, each new leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo and $200,000 for a Vinny Testa’s restaurant. Prior to 1999, the majority of our restaurants were renovations of existing facilities ranging in size from 4,500 to 10,000 square feet. We anticipate that future restaurants will typically range in size from 7,000 to 9,000 square feet. Beginning in 1999, we began building restaurants based upon our prototype designs. These designs are expected to require between $1.5 million to $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants, as our lease costs relate to the land only and not the building. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

In January 2002, we purchased the assets and operations of nine Vinny Testa’s restaurants in the Boston and Philadelphia areas. During the first half of fiscal 2002, we spent $20.4 million on the acquisition of the restaurants. The acquisition was funded primarily through a $20 million term loan, current cash holdings, and cash flows from operations.

Net cash provided by financing operations was $26.8 million for the first half of fiscal 2002 compared with $32.1 million for the first half of fiscal 2001. Financing activities in the first half of fiscal 2002 consisted primarily of $20.3 million in long-term debt borrowings and $5.0 million in line of credit borrowings. In the first quarter of fiscal 2001, we completed a private placement of our common stock for approximately $30.9 million in net proceeds. The proceeds from financing activities in the first half of fiscal 2002 were used primarily to fund the acquisition of Vinny Testa’s, development of new restaurants and general corporate purposes.

In January 2002, we amended our credit facility to include a $20 million term loan and a $20 million line of credit with the option to borrow an additional $10 million provided we are not in default under the terms of the agreement. The credit facility expires on December 31, 2004. The term loan is required to be paid as follows: $5.0 million in fiscal 2002; $7.0 million in fiscal 2003; and $8.0 million in fiscal 2004. The credit facility bears interest at the lower of our lenders reference rate plus 0.75 percent to 1.50 percent or the London InterBank Offered Rate (LIBOR) plus 2.25 percent to 3.00 percent (approximately 4.03 percent to 4.78 percent as of August 12, 2002), dependent upon our meeting certain financial ratios. We are required to pay 0.50 percent on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Our current facility requires us to raise an additional $25 million in equity or subordinated debt by March 31, 2003. If we do not raise additional capital by March 31, 2003, our capital expenditures would be limited to $25 million for fiscal 2003. Borrowings under the credit agreement are collateralized by substantially all of our assets. As of August 12, 2002, we had $28.3 million in debt borrowings under our credit facility.

In August of 2002, we signed a commitment letter with FleetBoston Financial for a new credit facility with a $25 million term loan, required to be paid evenly over a five-year period, a $25 million line of credit, and an option to borrow an additional $10 million provided we are not in default under the loan agreement at that time. The pricing of the facility is substantially the same as our current credit facility. The revised credit facility eliminates the requirement to raise additional equity or subordinated debt. Subject to normal loan underwriting procedures, we anticipate the revised credit facility to be completed by the end of fiscal 2002. Upon completion of the revised debt facility, we expect to write off approximately $550,000 in unamortized loan acquisition costs from the previous credit facility.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs of capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations, the revised credit facility with FleetBoston Financial and other available borrowings will be sufficient to fund our capital requirements through the year 2004. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Critical Accounting Policies

Our consolidated financial statements include accounts of BUCA, Inc. and all wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have used our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policy described below. However, application of this accounting policy involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the second quarter ended June 30, 2002 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•
The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•	The effect of our price increase could be affected by changes in product and liquor mix.
•
Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.
•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing utility costs or general economic conditions.
•	General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.
•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.
•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.
•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.
•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.
•
The borrowing availability under our credit facilities could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•
The success in obtaining a new credit facility of up to $60 million is subject to a number of factors, including the negotiation and execution of a mutually agreeable definitive credit agreement and the satisfaction of other customary conditions.

•	Completion and timing of our revised credit facility could be affected by due diligence and other loan underwriting procedures.
•
Our capital requirements through the year 2002, or the year 2003 pending completion of the revised credit facility, could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.
•
Additional factors that could cause actual results to differ include: risks associated with terrorism and our country’s war on terrorism, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; results of marketing and other efforts aimed at promoting Buca di Beppo restaurants for mainstream casual utility dining; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 1.50% or LIBOR plus 2.25% to 3.00%. At June 30, 2002, we had $25.0 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $250,000.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 29, 2002, Jennifer Percival, the former Senior Vice President of Family Resources of BUCA, Inc., filed a lawsuit against BUCA, Inc. in Hennepin County District Court in Minnesota. Alleging a variety of tort and statutory violation theories, Ms. Percival claims that she was a victim of discrimination because she planned to get married. She seeks damages in excess of $50,000. We believe Ms. Percival’s allegations are without merit and intend to defend the company vigorously.

In addition to the foregoing, we are currently subject to various legal actions arising in the normal course of business, none of which are expected to have a material effect on our results of operations, financial condition or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 4, 2002, the shareholders voted on the following matters:

(1)	Election of two Class III directors to serve a three-year term and one Class I director to serve a one-year term. The nominated directors were elected as follows:

Director-Nominee	For	Withhold
Joseph P. Micatrotto (Class III)	10,665,426	3,706,066
Philip A. Roberts (Class III)	13,104,989	1,266,503
John P. Whaley (Class I)	13,107,796	1,263,696

(2)	Approval of amendments to our Amended and Restated Articles of Incorporation. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
14,242,120	125,284	4,088	0

(3)	Approval of amendments to our 1996 Stock Incentive Plan. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
7,795,314	6,568,785	7,393	0

(4)	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2002 fiscal year. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
13,084,458	1,283,186	3,848	0

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference
4.1	Specimen of Common Stock Certificate (3)	Incorporated By Reference
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on May 15, 2002, reporting under “Item 5 Other Events” then current comparable restaurant sales information.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on July 18, 2002, disclosing under “Item 5 Other Events” that (1) we issued a press release on July 16, 2002 and (2) we announced our expected total restaurant level cash flow, products cost and operating income for fiscal 2002; and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated July 16, 2002.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on August 13, 2002, disclosing under “Item 5 Other Events” that we issued a press release on August 12, 2002 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated August 12, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: August 14, 2002	by:	/s/ JOSEPH P. MICATROTTO
Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002	by:	/s/ GREG A. GADEL
Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Accounting Officer)