Form 10-Q
period 2002-09-29
BUCA INC /MN
filed 2002-11-13
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 29, 2002.

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

Yes     X                No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value,                      shares as of November 8, 2002.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1.—FINANCIAL INFORMATION

Item 1.    Financial Statements

BUCA, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 30, 2001	September 29, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,444	$2,417
Accounts receivable	2,026	2,442
Inventories	4,784	6,120
Prepaid expenses and other	2,834	2,859

Total current assets	22,088	13,838

PROPERTY AND EQUIPMENT, net	140,755	171,170
OTHER ASSETS	5,239	6,862
GOODWILL		11,765

	$168,082	$203,635

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,928	$9,063
Accrued expenses and other	11,481	9,682
Line of credit		10,000
Current maturities of long-term debt and capital leases	16	6,829

Total current liabilities	21,425	35,574

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	452	12,409
OTHER LIABILITIES	613	832

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value-30,000,000 authorized; 16,287,510 and 16,612,587 shares issued and outstanding, respectively	163	166
Additional paid-in capital	146,674	150,029
(Accumulated deficit) retained earnings	(311)	5,893

	146,526	156,088
Notes receivable from shareholders	(934)	(1,268)

	145,592	154,820

	$168,082	$203,635

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Restaurant sales	$44,156	$59,515	$127,322	$176,741
Restaurant costs:
Product	11,160	14,505	32,206	43,433
Labor	14,386	19,640	40,433	57,569
Direct and occupancy	10,529	15,376	28,807	42,320
Depreciation and amortization	2,568	3,490	6,861	9,814

Total restaurant costs	38,643	53,011	108,307	153,136
General and administrative expenses	2,613	3,888	7,590	10,895
Preopening costs	713	581	2,961	2,265
Special charges	2,147		2,147

Operating income	40	2,035	6,317	10,445
Interest income	163	40	618	137
Interest expense	(39)	(199)	(229)	(788)

Income before income taxes	164	1,876	6,706	9,794
Provision for income taxes	(61)	(660)	(2,494)	(3,589)

Net income	$103	$1,216	$4,212	$6,205

Basic:
Net income per share	$0.01	$0.07	$0.27	$0.38

Weighted average common shares outstanding	16,263,504	16,583,103	15,785,858	16,458,929

Diluted:
Net income per share	$0.01	$0.07	$0.26	$0.37

Weighted average common shares assumed outstanding	16,700,274	16,734,889	16,387,518	16,924,904

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103	$1,216	$4,212	$6,205
Depreciation and amortization	2,568	3,490	6,861	9,814
Special charges – impairment of assets	1,816		1,816
Tax benefit on option exercises		4	914	854
Change in assets and liabilities:
Accounts receivable	(107)	(295)	422	(292)
Inventories	(98)	(88)	(1,002)	(1,010)
Prepaid expenses and other	768	(104)	419	164
Accounts payable	(575)	(121)	(122)	(1,557)
Accrued expenses and other	(547)	844	(4,405)	(2,411)
Other	39	64	99	218

Net cash provided by operating activities	3,967	5,010	9,214	11,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,096)	(7,782)	(37,291)	(30,075)
Purchase of available-for-sale investments	(5,000)		(16,415)
Sale and maturity of available-for-sale investments	4,512		11,415
Decrease (increase) in other assets	89	95	(727)	(1,552)
Purchase of restaurant concept		(34)		(20,463)

Net cash used in investing activities	(10,495)	(7,721)	(43,018)	(52,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings		5,000	2,900	10,000
Payments for line of credit borrowings			(2,900)
Proceeds from issuance of long-term debt				20,275
Principal payments on long-term debt and capital leases	(3)	(1,970)	(1,334)	(2,016)
Financing costs	(221)	(103)	(353)	(350)
Collection on notes receivable from shareholders	132	114	263	246
Net proceeds from issuance of common stock	(291)	258	33,104	1,923

Net cash (used in) provided by financing activities	(383)	3,299	31,680	30,078

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,911)	588	(2,124)	(10,027)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,036	1,829	9,249	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,125	$2,417	$7,125	$2,417

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (“we”, “us”, or “our”) develops, owns and operates Southern Italian restaurants under the names BUCA di Beppo and Vinny T’s of Boston (Vinny T’s). At September 29, 2002, we had 91 restaurants located in 26 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC rules and regulations. Operating results for the thirteen and thirty-nine weeks ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table sets forth the calculation of basic and diluted net income per common share as of September 30, 2001 and September 29, 2002 (in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Numerator:
Numerator for basic and diluted net income	$103	$1,216	$4,212	$6,205

Denominator:
Denominator for basic net income per common share-weighted average shares outstanding	16,263,504	16,583,103	15,785,858	16,458,929
Stock options	436,770	151,786	601,660	465,975

Denominator for diluted net income per common shares-weighted average shares assumed outstanding	16,700,274	16,734,889	16,387,518	16,924,904

Basic net income per common share	$0.01	$0.07	$0.27	$0.38

Diluted net income per common share	$0.01	$0.07	$0.26	$0.37

As of September 30, 2001, 99,000 options were anti-dilutive and not included in the calculation of diluted earnings per share. As of September 29, 2002, 1,423,610 options were anti-dilutive and not included in the calculation of diluted earnings per share.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however; these assets will be reviewed for impaiment on a periodic basis. For the thirty-nine weeks ended September 30, 2001, amortization expense, net of income tax effect, would have added $37,000 to net income had we applied SFAS No. 142 to that period. For the thirteen weeks ended September 30, 2001, we recognized $74,000 in amortization expense on intangible assets with finite lives. For the thirty-nine weeks ended September 30, 2001, we recognized $226,000 in amortization expense on intangible assets with finite lives. Estimated annual amortization expense for fiscal years 2003 through 2006 is expected to be approximately $350,000

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model related to the evaluation of impairment for long-lived assets. The provisions of SFAS No. 144 are effective for us in fiscal year 2002, and generally, are to be applied prospectively. SFAS No. 144 did not have a material impact on our historical consolidated results of operations, financial position and cash flows.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. It eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As of September 29, 2002, SFAS No. 145 did not have an impact upon our financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, including lease termination costs and certain employee termination benefits that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003.

4.	PURCHASE OF RESTAURANTS

On January 14, 2002, we acquired the assets and operations of nine Vinny T’s restaurant locations. The acquisition was financed through current cash holdings, operating cash flows, and a new credit facility that included a $20 million term loan. The cost of the acquisition was allocated as follows (in thousands):

Current assets	$ 655
Property and equipment	9,873
Other assets	250
Goodwill	11,765
Current liabilities	1,299
Capital lease obligations	511

5.	PRO-FORMA REVENUES

On a pro-forma basis, sales would have been $52.3 million for the thirteen weeks ended September 30, 2001, $59.5 million for the thirteen weeks ended September 29, 2002, $148.5 million for the thirty-nine weeks ended September 20, 2001 and $178.0 million for the thirty-nine weeks ended September 29, 2002, assuming that BUCA di Beppo and Vinny T’s had been combined during those periods. The combination would not have had a material impact on net income or earnings per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At September 29, 2002, we owned and operated 82 BUCA di Beppo and nine Vinny T’s restaurants. Our BUCA di Beppo restaurants are full service, dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, and South Philadelphia in the 1940’s.

Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two BUCA di Beppo restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, 17 in each of 2000 and 2001, and 14 in 2002. In January 2002, we acquired the assets of nine Vinny T’s restaurants. We intend to open 17 new BUCA di Beppo and two Vinny T’s restaurants in fiscal 2003.

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

In prior years, the Vinny T’s restaurants have averaged approximately $3.8 million in sales and approximately 18% restaurant level cash flow annually. The average Vinny T’s restaurant is approximately 8,000 square feet and seats approximately 250 guests. The restaurants are open for lunch and dinner seven days a week.

Compared to our BUCA di Beppo restaurants, our Vinny T’s restaurants generate higher average unit volumes but lower cash flow as a percentage of sales primarily due to the relative lower margin lunch sales. Lunch sales, in general, produce higher total product cost, lower liquor mix, higher labor costs and higher direct and occupancy costs, all as a percentage of sales. Our fiscal 2002 results compare the combined company results this year with the BUCA di Beppo results only in fiscal 2001. Due to the different unit level economics, we expect that for fiscal 2002 the addition of the Vinny T’s restaurants alone will result in a slight increase in our average weekly sales, and increases of approximately one-half percent of sales in each of product, labor and direct and occupancy costs.

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

Results of Operations

Our operating results expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Restaurant sales (in thousands)	$44,156	$59,515	$127,322	$176,741
Restaurant costs
Product	25.3%	24.4%	25.3%	24.6%
Labor	32.6%	33.0%	31.8%	32.6%
Direct and occupancy	23.8%	25.8%	22.6%	23.9%
Depreciation and amortization	5.8%	5.9%	5.4%	5.6%

Total restaurant costs	87.5%	89.1%	85.1%	86.6%
General and administrative expenses	5.9%	6.5%	6.0%	6.2%
Preopening costs	1.6%	1.0%	2.3%	1.3%
Special charges	4.9%		1.7%

Operating income	0.1%	3.4%	5.0%	5.9%
Interest income	0.4%	0.1%	0.5%	0.1%
Interest expense	(0.1)%	(0.3)%	(0.2)%	(0.4)%

Income before income taxes	0.4%	3.2%	5.3%	5.5%
Provision for income taxes	(0.1)%	(1.1)%	(2.0)%	(2.0)%

Net income	0.2%	2.0%	3.3%	3.5%

Thirteen Weeks Ended September 30, 2001 Compared to the Thirteen Weeks Ended September 29, 2002

Restaurant Sales. Restaurant sales increased by $15.3 million, or 34.6%, to $59.5 million in the third quarter of fiscal 2002 from $44.2 million in the third quarter of fiscal 2001. The increase was the result of sales from new BUCA di Beppo restaurants and the addition of nine Vinny T’s restaurants on January 14, 2002. In addition, we implemented a price increase of approximately one percent at our BUCA di Beppo restaurants during March 2002. Our BUCA di Beppo restaurants’ comparable restaurant sales decreased 2.0% in the third quarter of fiscal 2002 primarily due to a reduction in guest counts and a slight reduction in average check. Our Vinny T’s comparable restaurant sales decreased 7.3% in the same period entirely due to a reduction in guest counts. Although our comparable restaurant sales for BUCA di Beppo were negative during October 2002, we feel that our comparable restaurant sales will be flat for the fourth quarter of fiscal 2002 based upon preliminary restaurant reservations during the holiday season. While we expect our Vinny T’s comparable restaurant sales trends to improve during the fourth quarter of fiscal 2002, we do expect that they will remain negative in the fourth quarter of fiscal 2002.

Product. Product costs increased by $3.3 million to $14.5 million in the third quarter of fiscal 2002 from $11.2 million in the third quarter of fiscal 2001. Product costs as a percentage of restaurant sales decreased to 24.4% in the third quarter of fiscal 2002 from 25.3% in the third quarter of fiscal 2001. This decrease resulted primarily from stronger purchasing contracts for a number of key products, the increased sales of Baked Specialties and specials that have higher product margins, and the price increase implemented during March 2002. We expect product costs as a percentage of sales to decrease in the fourth quarter of fiscal 2002 from the fourth quarter of fiscal 2001.

Labor. Labor costs increased by $5.2 million to $19.6 million in the third quarter of fiscal 2002 from $14.4 million in the third quarter of fiscal 2001. Labor costs increased as a percentage of restaurant sales to 33.0% in the third quarter of fiscal 2002 from 32.6% in the third quarter of fiscal 2001. Labor costs as a percentage of sales were impacted by the decline in average weekly sales and the acquisition of the Vinny T’s restaurants. BUCA di Beppo’s hourly labor as percentage of sales declined compared to the third quarter of fiscal 2002; however, management payroll and benefit costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales due to the decline in average weekly sales. Vinny T’s labor costs as a percentage of sales are higher than BUCA di Beppo because the Vinny T’s restaurants serve lunch, which has a lower margin than dinner. We expect labor costs in the fourth quarter of fiscal 2002 to be comparable as a percentage of sales to the fourth quarter of fiscal 2001.

Direct and Occupancy. Direct and occupancy costs increased by $4.9 million to $15.4 million in the third quarter of fiscal 2002 from $10.5 million in the third quarter of fiscal 2001. Direct and occupancy costs increased as a percentage of restaurant sales to 25.8% in the third quarter of fiscal 2002 from 23.8% in the third quarter of fiscal 2001. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to declining average weekly restaurant sales and additional expenses related to marketing. We spent approximately 1.4% more in marketing costs as a percentage of sales during the third quarter of fiscal 2002 than during the third quarter of fiscal 2001. We anticipate direct and occupancy costs in the fourth quarter of fiscal 2002 to increase as a percentage of sales over the fourth quarter of fiscal 2001 due primarily to increased marketing expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased by $922,000 to $3.5 million in the third quarter of fiscal 2002 from $2.6 million in the third quarter of fiscal 2001. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $1.3 million to $3.9 million in the third quarter of fiscal 2002 from $2.6 million in the third quarter of fiscal 2001. General and administrative expenses as a percentage of restaurant sales increased to 6.5% in the third quarter of fiscal 2002 from 5.9% in the third quarter of fiscal 2001. The increase in general and administrative expenses as a percentage of sales was primarily due a $300,000 impairment charge taken towards fixed charges incurred for the development of our BUCA di Beppo cookbook. The impairment charge was taken due to delays regarding the delivery of our cookbooks because of the longshoreman lockout and ongoing disagreements between the International Longshore and Warehouse Union and the Pacific Maritime Association. We anticipate general and administrative expenses as a percentage of sales in the fourth quarter of fiscal 2002 to be comparable to the fourth quarter of fiscal 2001.

Pre-opening. Pre-opening costs decreased by $132,000 to $581,000 in the third quarter of fiscal 2002 from $713,000 in the third quarter of fiscal 2001. Pre-opening costs decreased as a percentage of sales to 1.0% in the third quarter of fiscal 2002 from 1.6% in the third quarter of fiscal 2001. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs on a per restaurant basis and to increased sales on a larger base of restaurants. We expect pre-opening costs in the fourth quarter of fiscal 2002 to decrease as a percentage of sales from the fourth quarter of fiscal 2001.

Special Charges. Special charges of $2.1 million in the third quarter of fiscal 2001 primarily consisted of an approximate $1.8 million asset impairment charge primarily related to our lowest sales volume restaurant.

Interest Income. Interest income decreased by $123,000 to $40,000 in the third quarter of fiscal 2002 from $163,000 in the third quarter of fiscal 2001. The decrease in interest income resulted from less invested assets during the third quarter of fiscal 2002 than during the third quarter of fiscal 2001. We expect interest income in the fourth quarter of fiscal 2002 to decline slightly from the third quarter of fiscal 2002.

Interest Expense. Interest expense increased $160,000 to $199,000 in the third quarter of fiscal 2002 from $39,000 in the third quarter of fiscal 2001. The increase in interest expense primarily resulted from increased borrowings on our term loan and line of credit facility. We expect interest expense to increase in the fourth quarter of fiscal 2002 from the fourth quarter of fiscal 2001 because of continued increases in borrowings under our new credit facility.

Provision for Income Taxes. The provision for income taxes in the third quarter of fiscal 2002 represents our estimate of our income tax rate for fiscal 2002. We expect income taxes to be approximately 36% to 37% of pre-tax income for fiscal 2002.

Thirty-Nine Weeks Ended September 30, 2001 Compared to the Thirty-Nine Weeks Ended September 29, 2002

Restaurant Sales. Restaurant sales increased by $49.4 million, or 38.8%, to $176.7 million in the first three quarters of fiscal 2002 from $127.3 million in the first three quarters of fiscal 2001. The increase was the result of sales from new BUCA di Beppo restaurants and the addition of nine Vinny T’s restaurants on January 14, 2002. Our BUCA di Beppo restaurants’ comparable restaurant sales decreased 2.0% in the first three quarters of fiscal 2002, primarily due to a reduction in guest counts. Our Vinny T’s comparable restaurant sales decreased 7.1% in the first three quarters of fiscal 2002 entirely due to a reduction in guest counts.

Product. Product costs increased by $11.2 million to $43.4 million in the first three quarters of fiscal 2002 from $32.2 million in the first three quarters of fiscal 2001. Product costs as a percentage of restaurant sales decreased to 24.6% in the first three quarters of fiscal 2002 from 25.3% in the first three quarters of fiscal 2001. This decrease resulted primarily from stronger purchasing contracts for a number of key products, the increased sales of Baked Specialties and specials that have higher product margins, and the price increase implemented during March 2002.

Labor. Labor costs increased by $17.2 million to $57.6 million in the first three quarters of fiscal 2002 from $40.4 million in the first three quarters of fiscal 2001. Labor costs increased as a percentage of restaurant sales to 32.6% in the first three quarters of fiscal 2002 from 31.8% in the first three quarters of fiscal 2001. Labor costs as a percentage of sales were impacted by the decline in average weekly sales and the acquisition of the Vinny T’s restaurants. BUCA di Beppo’s hourly labor decreased as a percentage of sales; however, management payroll and benefit costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales due to the decline in average weekly sales. Vinny T’s labor costs as a percentage of sales are higher than BUCA di Beppo because the Vinny T’s restaurants serve lunch, which has a lower margin than dinner.

Direct and Occupancy. Direct and occupancy costs increased by $13.5 million to $42.3 million in the first three quarters of fiscal 2002 from $28.8 million in the first three quarters of fiscal 2001. Direct and occupancy costs increased as a percentage of restaurant sales to 23.9% in the first three quarters of fiscal 2002 from 22.6% in the first three quarters of fiscal 2001. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was related to declining average weekly restaurant sales and additional marketing spending.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.9 million to $9.8 million in the first three quarters of fiscal 2002 from $6.9 million in the first three quarters of fiscal 2001. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $3.3 million to $10.9 million in the first three quarters of fiscal 2002 from $7.6 million in the first three quarters of fiscal 2001. General and administrative expenses increased as a percentage of restaurant sales to 6.2% for the first three quarters of 2002 from 6.0% for the first three quarters of 2001. The increase as a percentage of sales was primarily related to a $300,000 asset impairment charge taken related to delays in receiving our BUCA di Beppo cookbooks.

Pre-opening. Pre-opening costs decreased by $700,000 to $2.3 million in the first three quarters of fiscal 2002 from $3.0 million in the first three quarters of fiscal 2001. Pre-opening costs decreased as a percentage of sales to 1.3% in the first three quarters of fiscal 2002 from 2.3% in the first three quarters of fiscal 2001. The decrease in pre-opening costs as a percentage of sales were due the opening of 14 new BUCA di Beppo restaurants in fiscal 2002 compared to 17 restaurants in fiscal 2001, management’s efforts to reduce these costs on a per restaurant basis, and increased sales on a larger base of restaurants.

Special Charges. Special charges of $2.1 million in the third quarter of fiscal 2001 primarily consisted of an approximate $1.8 million asset impairment charge primarily related to our lowest sales volume restaurant.

Interest Income. Interest income decreased by $481,000 to $137,000 in the first three quarters of fiscal 2002 from $618,000 in the first three quarters of fiscal 2001. The decrease in interest income resulted from less invested assets during the first three quarters of fiscal 2002 than during the first three quarters of fiscal 2001.

Interest Expense. Interest expense increased $559,000 to $788,000 in the first three quarters of fiscal 2002 from $229,000 in the first three quarters of fiscal 2001. The increase in interest expense primarily resulted from increased borrowings on our term loan and line of credit facility.

Provision for Income Taxes. The provision for income taxes in the first three quarters of fiscal 2002 represents our estimate of our income tax rate for fiscal 2002.

Liquidity and Capital Resources

Net cash provided by operating activities increased $2.8 million to $12.0 million in the first three quarters of 2002 from $9.2 million in the first three quarters of 2001. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $30.1 million in the first three quarters of fiscal 2002 compared with $37.3 million in the first three quarters of fiscal 2001. We opened 14 new restaurants in the first three quarters of 2002 compared to 17 new restaurants in the first three quarters of 2001. In the future, each new leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a BUCA di Beppo and $200,000 for a Vinny T’s restaurant. Beginning in 1999, we began building restaurants on leased or purchased land based upon our prototype designs. We expect to incur between $1.5 million to $2.0 million in total cash investment per restaurant for restaurants built based upon our prototype designs. This investment represents an incremental $500,000 increase over the historical cash investment for restaurants where we do not own the building. However, the rental cost on these restaurants is also significantly lower than on remodeled restaurants, as our lease costs relate to the land only and not the building. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

In January 2002, we purchased the assets and operations of nine Vinny T’s restaurants in the Boston and Philadelphia areas. During the first three quarters of fiscal 2002, we spent $20.5 million on the acquisition of the restaurants. The acquisition was funded primarily through a $20 million term loan, current cash holdings, and cash flows from operations.

Net cash provided by financing operations was $30.1 million for the first three quarters of fiscal 2002 compared with $31.7 million for the first three quarters of fiscal 2001. Financing activities in the first three quarters of fiscal 2002 consisted primarily of $20.3 million in long-term debt borrowings and $10.0 million in line of credit borrowings. In the first quarter of fiscal 2001, we completed a private placement of our common stock for approximately $30.9 million in net proceeds. The proceeds from financing activities in the first three quarters of fiscal 2002 were used primarily to fund the acquisition of Vinny T’s, development of new restaurants and general corporate purposes.

In January 2002, we amended our credit facility to include a $20 million term loan and a $20 million line of credit with the option to borrow an additional $10 million provided we are not in default under the terms of the agreement. The credit facility was to expire on December 31, 2004. The term loan was required to be paid as follows: $5.0 million in fiscal 2002; $7.0 million in fiscal 2003; and $8.0 million in fiscal 2004. The credit facility bore interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or the London InterBank Offered Rate (LIBOR) plus 2.25% to 3.00%, dependent upon our meeting certain financial ratios. We were required to pay 0.50% on all unused line of credit funds. The credit agreement contained covenants that placed restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement were collateralized by substantially all of our assets. The credit facility required us to raise an additional $25 million in equity or subordinated debt by March 31, 2003. If we did not raise additional capital by March 31, 2003, our capital expenditures would have been limited to $25 million for fiscal 2003. The credit facility was paid off and terminated on October 11, 2002.

On October 11, 2002, we closed on a new credit facility comprised of a $25 million term loan and $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The revised credit facility expires on December 31, 2007. We are required to pay $5 million annually in principal toward the term loan during fiscal 2003 through 2007. The revised credit facility bears interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00% (3.90% to 4.65% as of November 4, 2002), dependent upon our meeting certain financial ratios. We are required to pay 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We had $34.0 million in borrowings under the revised credit facility as of November 11, 2002.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs of capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations and other available borrowings will be sufficient to fund our capital requirements through the year 2004. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other entities. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Recent Accounting Pronouncements

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. It eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As of September 29, 2002, SFAS No. 145 did not have an impact upon our financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, including lease termination costs and certain employee termination benefits that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the third quarter ended September 29, 2002 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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
•
General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, further delays in receipt of our BUCA di Beppo cookbook as well as general economic conditions.

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

•
The covenants and restrictions under our current credit facility and term loan could have a significant impact on us based on our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	Our capital requirements through the year 2004 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.
•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.
•	Actual cash investment for each new leased restaurant could be higher or lower than the projected amount based upon the leased premises, the restaurant location and the renovation cost.
•	The actual size of our new restaurants could be larger or smaller based upon the restaurant location and demographics of the location.

•
Our actual cash investment for building each restaurant based upon our prototype designs could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•
Additional factors that could cause actual results to differ include: risks associated with terrorism and our country’s war on terrorism, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; legal actions arising in the normal course of business, including complaints or litigation from guests and the effects of SFAS No. 145 and No. 146 on our financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00%. At November 11, 2002, we had $34.0 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $340,000.

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

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Based on our chief executive officer and our chief financial officer’s evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, they have concluded that as of such date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, nor were there any significant deficiencies or material weaknesses in these controls. As a result, no corrective actions were taken.

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
10.1
Revolving Credit and Term Loan Agreement, dated as of September 30, 2002, by and among BUCA, Inc., the Guarantors named therein, Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A. and U.S. Bank National Association.*
Filed Electronically
10.2	Amended and Restated BUCA Key Employee Share Option Plan	Filed Electronically
10.3	Form of Option Agreement for BUCA Key Employee Share Option Plan (Outright Awards) with Schedule of Awards to BUCA’s Executive Officers attached	Filed Electronically
10.4	Form of Option Agreement for BUCA Key Employee Share Option Plan (Awards based on Deferred Compensation) with Schedule of Award to BUCA’s executive officers attached	Filed Electronically

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
*	The Registrant hereby agrees to furnish supplementally to the Commission upon request a copy of any omitted exhibit or schedule contained in the Agreement.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on October 25, 2002, disclosing under “Item 5 Other Events” that we issued a press release on October 24, 2002 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated October 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: November 13, 2002	by:	/s/ JOSEPH P. MICATROTTO
Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002	by:	/s/ GREG A. GADEL
Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Accounting Officer)

CERTIFICATIONS

I, Joseph P. Micatrotto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BUCA, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ JOSEPH P. MICATROTTO
Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Greg A. Gadel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BUCA, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ GREG A. GADEL
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference
4.1	Specimen of Common Stock Certificate (3)	Incorporated By Reference
10.1
Revolving Credit and Term Loan Agreement, dated as of September 30, 2002, by and among BUCA, Inc., the Guarantors named therein, Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A. and U.S. Bank National Association.*
Filed Electronically
10.2	Amended and Restated BUCA Key Employee Share Option Plan	Filed Electronically
10.3	Form of Option Agreement for BUCA Key Employee Share Option Plan (Outright Awards) with schedule of awards to BUCA’s executive officer’s attached	Filed Electronically
10.4	Form of Option Agreement for BUCA Key Employee Share Option Plan (Awards based on Deferred Compensation) with Schedule of Awards to BUCA’s Executive Officer’s attached	Filed Electronically
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
*	The Registrant hereby agrees to furnish supplementally to the Commission upon request a copy of any omitted exhibit or schedule contained in the Agreement.