Form 10-Q/A
period 2002-09-29
BUCA INC /MN
filed 2002-11-18
CIK 1046501

This Amendment on Form 10-Q/A is being filed for the purpose of amending the cover page of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002 (the “Report”).

A full Report has been included in this Form 10-Q/A. The only revision being made to the Report is to add in the number of shares of Common Stock of the Registrant outstanding as of November 8, 2002 on the cover page of the Report.

As of November 8, 2002, the Registrant had 16,623,982 shares of Common Stock outstanding. This number was inadvertently omitted in the Report filed with the Securities and Exchange Commission on November 13, 2002.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes     X                No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,623,982 shares as of November 8, 2002.

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

BUCA, Inc. (Registrant)

Date: November 18, 2002	by:	/s/ JOSEPH P. MICATROTTO
Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2002	by:	/s/ GREG A. GADEL
Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Accounting Officer)

CERTIFICATIONS

I, Joseph P. Micatrotto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BUCA, Inc.;

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

Date:    November 18, 2002

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

Date:    November 18, 2002

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