Form 10-K
period 2002-12-29
BUCA INC /MN
filed 2003-03-26
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 29, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to .

Commission file number 0-25721

BUCA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1802364
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1300 Nicollet Mall, Suite 5003

Minneapolis, Minnesota 55403

(Address of principal executive offices) (Zip code)

(612) 288-2382

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $298,044,546 based on the closing sale price for BUCA, Inc.’s common stock on that date. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 18, 2003, the registrant had 16,632,447 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held on May 6, 2003 are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

Unless otherwise indicated, references to “fiscal 2002” mean BUCA, Inc.’s 52-week fiscal year ended December 29, 2002, references to “fiscal 2001” mean BUCA, Inc.’s 52-week fiscal year ended December 30, 2001, references to “fiscal 2000” mean BUCA, Inc.’s 53-week fiscal year ended December 31, 2000, references to “fiscal 1999” mean BUCA, Inc.’s 52-week fiscal year ended December 26, 1999, references to “fiscal 1998” mean BUCA, Inc.’s 52-week fiscal year ended December 27, 1998 and references to “fiscal 1997” mean BUCA, Inc.’s 52-week fiscal year ended December 28, 1997.

Overview

BUCA, Inc. owns and operates full service restaurants under the names Buca di Beppo and Vinny T’s of Boston. Our Buca di Beppo restaurants offer high quality, immigrant Southern Italian cuisine served family-style in portions meant for sharing in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. In prior years, our Buca di Beppo restaurants have been dinner only. In 2003, five of our restaurants are open for lunch seven days per week. Individual sized portions will be served at the restaurants open for lunch. The decision to serve lunch at a restaurant location is dealt with on a store-by-store basis.

Our Vinny T’s of Boston restaurants are based upon re-creations of the high quality neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and south Philadelphia in the 1940s. The menu includes both individual and family-sized portions.

We design each of our restaurants to be a fun, high-energy destination. Each Buca di Beppo and Vinny T’s of Boston restaurant in a market is unique, which reinforces our image as a collection of neighborhood restaurants. Our food, decor and family-style servings all promote a fun, celebratory and socially interactive dining experience that emulates a traditional Italian/American meal. We believe that our restaurants provide superior unit level economics. We are pursuing a rapid, but disciplined expansion strategy. Our objective is to become the favorite Italian restaurant concept in each of our markets.

The majority of our revenues are generated from the sale of food and beverages. In fiscal 2002, we introduced our first Buca di Beppo cookbook, entitled “Into the Sauce, From our Cucina to Your Kitchen.” Cookbook sales were included in our revenues for fiscal 2002.

Our Menu

We believe that the authenticity, quality and consistency of our food are the most important components of our long-term success. In contrast to the levity of our decor and ambiance, we take menu development and food preparation very seriously. Each of our Buca di Beppo and Vinny T’s of Boston menus are based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. We make regular trips to Italy and Sicily to find new recipes for our menus that are then extensively tested and refined before introduction in our restaurants.

Some of Buca di Beppo restaurant’s most popular menu items include Garlic Bread with Mozzarella, Pizza Arrabiatta, Garlic Mash Potatoes, Buca di Beppo 1893 Salad, Spaghetti with half-pound Meat Balls, Tortelloni, Chicken Marsala, Veal Parmigiana and Tiramisu. We also offer a Baked Specialties menu that includes Baked Ravioli, Cannelloni, Manicotti and Stuffed Shells. These high quality food items are served family-style in oversized portions, on large platters. In family-style serving, each item is shared by the entire table, which encourages guests to interact and enjoy the meal together.

We also offer Daily Specials centered on a genre of Southern Italian cooking called “cucina di povera,” which translates as “kitchen of the poor.” We believe that our Daily Specials play a vital role in keeping the menu fresh and allow us to test prospective menu items. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the immigrant Southern Italian kitchen.

In an effort to attract smaller parties, we have introduced BUCA Due and BUCA Dinner for Two. BUCA Due marries a portion of our Baked Specialties with a portion of one of our more popular entrée items and is served on our traditional family-style platters. BUCA Dinner for Two pairs a salad, two pasta selections, and an entrée for a complete meal. Both of these types of servings allow smaller groups of diners to enjoy a wider selection of our food each time they visit.

Vinny T’s of Boston’s menu features a variety of appetizers; soups and salads; pastas; meats; seafood; parmigianas; pizzas; chicken and veal; and desserts. Menu items include Fried Mozzarella, Warm Tomato Salad, Homemade Lasagna, Grilled Pork Chops with Peppers, Linguini with Clam Sauce, Veal Parmigiana, Pepperoni Pizza, Chicken Piccata, and Cannoli. The menu features individual and family style portions.

All of our menu items can be enjoyed either in the restaurant or as take-out. In fiscal 2002, take-out sales represented approximately 6% of sales. We believe that take-out represents a continued opportunity to build our sales. However, we expect that as our take-out sales increase, our alcohol sales will likely decrease as a percentage of total sales as off site sales of liquor are not allowed at our restaurants.

Our menu pricing is consistent within a market, but may differ slightly market-to-market. The average check per Buca di Beppo guest in fiscal 2002 was approximately $20.50 (including beverages). In fiscal 2002, alcoholic beverages, primarily table wine, accounted for approximately 21% of sales at our Buca di Beppo restaurants.

At Vinny T’s of Boston, our average check was approximately $18.25 (including beverages). In fiscal 2002, alcoholic beverages, accounted for approximately 18% of restaurant sales at our Vinny T’s of Boston restaurants.

Operations

Restaurant Management.    Our ability to effectively manage restaurants in a diverse geographic area will continue to be critical to our overall success. We currently have nine Divisional Vice Presidents of Operations overseeing our Buca di Beppo and Vinny T’s of Boston restaurants. Each Divisional Vice President is expected to effectively manage up to 12 restaurants. Our Divisional Vice Presidents supervise each Paisano Partner within his or her territory with the goal of achieving an expected return on investment through the successful implementation and operation of our Buca di Beppo and Vinny T’s of Boston concepts. We believe that our Divisional Vice Presidents can accomplish this broad supervisory task in large part because of the experience and high caliber of our Paisano Partners. Our Divisional Vice Presidents report either directly to a Senior Vice President of Operations or to our Chief Operations Officer. As we continue to grow and expand geographically, we expect to add additional Divisional Vice Presidents.

The typical Buca di Beppo restaurant management team consists of a Paisano Partner, Kitchen Manager, Assistant General Manager and Assistant Kitchen Manager. The typical Vinny T’s of Boston restaurant consists of a Paisano Partner, Kitchen Manager, two Assistant Kitchen Managers, and two Assistant General Managers.

All managers at Buca di Beppo and Vinny T’s of Boston restaurants participate in the Paisano Partner Program. Under the Paisano Partner Program, the restaurant management team receives a percentage of incremental restaurant cash flow after their restaurant achieves certain minimum performance levels. Each member of our restaurant management team is cross-trained in all operational areas.

Recruiting.    We actively recruit and select individuals who share our passion for guest service. Testing and multiple interviews are used to aid in the selection of new employees at all levels. We have developed a competitive compensation plan for restaurant management that includes a base salary, competitive benefits package, including a 401(k) plan, and participation in a management incentive plan that rewards the restaurant management team for achieving performance objectives. All of our employees are entitled to discounted meals at our restaurants. We try to equally promote from within and supplement our team with outside recruiting as new restaurants and markets are opened.

Training.    We provide all new employees with extensive training to ensure they are provided with the tools to excel in their position. This training encompasses classroom instruction, on-the-job training programs for each position and testing of the new employee’s progress at pre-determined stages within the training schedule. Each new member of the restaurant management team participates in a six to eight-week training program. All management employees receive kitchen training. All Buca di Beppo field management employees are required to complete a minimum of one week of training at BUCA University (BUCA U). BUCA U is a training program held at our headquarters in Minneapolis. This program combines hands-on training conducted in the five restaurants in the Minneapolis market with classroom instruction led by management of each of the various Home Office departments. In addition to the formal training programs, we maintain detailed operating procedure manuals, standards, controls, food line management systems and a food culture book to complement the training received at all levels.

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

Hours of Restaurant Operation.    The majority of our Buca di Beppo restaurants are open seven days a week, typically opening at 5 p.m. during the week and noon on the weekends and closing at 10 p.m. on weekdays and 11 p.m. on weekends. Five of our Buca di Beppo restaurants are open seven days a week starting at 11:30 a.m. Vinny T’s of Boston restaurants are open for lunch and dinner seven days a week from 11:30 a.m. to 10 p.m. on weekdays and 11:30 a.m. to 11 p.m. on weekends. Both concepts are closed on Thanksgiving Day and Christmas Day.

Marketing

Our marketing strategy is to communicate the BUCA, Inc., Buca di Beppo and Vinny T’s of Boston brands through both traditional and non-traditional avenues. We focus our efforts on getting people in the local community, particularly civic, business and media leaders, to talk about the Buca di Beppo and Vinny T’s of Boston experience. We expect to continue investing approximately 2 to 3% of our restaurant sales on marketing efforts in the future. We have run and expect to continue to run radio, print, or billboard advertising in a majority of our mature markets. We have retained a new advertising agency to assist us with our marketing efforts.

In connection with new restaurant openings, we contract with local public relations firms to assist us in establishing and sustaining the Buca di Beppo and Vinny T’s of Boston brands. By organizing events such as pre-opening parties and concierge dinners, these firms focus primarily on introducing Buca di Beppo and Vinny T’s of Boston restaurants to opinion leaders, such as civic and media personalities, and to hospitality industry leaders such as key hotel staff, meeting planners and convention and visitors bureau representatives.

We also sustain restaurant awareness through unpaid media exposure and word-of-mouth advertising, including grassroots neighborhood marketing efforts, primarily driven by the Paisano Partner. Buca di Beppo restaurants have achieved particular success by delivering a sample of menu items to drive-time radio personalities and morning television hosts, earning free media exposure, and often invitations for scheduled return engagements, while developing relationships with high-profile media personalities.

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

Purchasing

We strive to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. To this end, we continually research and evaluate various ingredients and products in an effort to maintain the highest quality and to be responsive to changing consumer tastes. Our centralized purchasing staff, under the direction of our Vice President of Finance and Purchasing, procures the products specified by our Culinary Department, specifies the products to be used at our restaurants, designates the vendors and provides suppliers with detailed ingredient specifications. To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management team determines the quantity of food and supplies required. To obtain the lowest possible prices for the required high quality and consistent raw ingredients, each restaurant orders items primarily from our national food distributor, SYSCO Corporation, on terms negotiated by our centralized purchasing staff. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

New Restaurant Site Selection and Development

Our restaurants will continue to represent the majority of our growth in the near term and our expansion strategy will focus on existing markets in which we operate. We anticipate over the next several years that approximately 70% of our new restaurants will be in existing markets. Opening restaurants in existing markets enables us to increase our operational, marketing and recruiting efficiencies.

Our site selection process is critical to our success and we devote substantial effort to evaluating each potential site. Our Vice President of Real Estate reviews each location with our Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Divisional Vice President for the location involved, and several of our Board members. The selection process includes identifying target markets that meet our demographic requirements and targeted minimum return on assets. Our leases are typically 10 years in length with four five-year option periods. We also look to receive tenant allowance from our landlords to offset our development costs. In the past, we have purchased land as we found suitable locations. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

We are flexible in the types of locations that we can develop a restaurant. We have locations in both urban and suburban locations, including regional shopping malls, in-line shopping centers, retail and entertainment centers, office buildings and freestanding buildings in commercial and residential neighborhoods. Our prototype location is approximately 8,500 to 10,000 square feet. Each new Buca di Beppo or Vinny T’s of Boston leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo restaurant and $200,000 for a Vinny T’s of Boston restaurant. Our prototype designs are expected to require between $1.5 million to $2.0 million in total cash investment per restaurant.

Employees

As of December 29, 2002, we had approximately 7,000 employees, of which 154 served in administrative or executive capacities, 431 served as restaurant management personnel and the remainder were hourly restaurant personnel.

None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Intellectual Property

We have registered with the United States Patent and Trademark Office the servicemarks “BUCA,” “BEPPO,” “BUCA DI BEPPO,” “BUCA DI BEPPO (stylized),”“BUCA DI BEPPO” & design, “VINNY T’S OF BOSTON & design,” VINNY T’S OF BOSTON BAR RISTORANTE & design, Mama BUCA I design, Mama BUCA II design, Pouring Chianti Bottle design, Cherubs and Bowl design, Curtain design, Smoking Cherub design and People Toasting With Wine design. We have federal service-mark applications pending for the following marks: “BUCA BREATH.” and “VINNY T’S OF BOSTON. We believe that our trademarks, servicemarks, trade dress and other proprietary rights have significant value and are important to the marketing of our restaurant concepts. We have in the past protected our proprietary rights and expect to continue to vigorously protect those rights in the future. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation and/or infringement of these rights or the use by others of restaurant features based upon, or otherwise similar to, our overall concepts. It may be difficult for us to prevent others from copying discrete elements of our concepts and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations may claim that our name is confusingly similar to their names and may try to prevent us from using our marks in those locales.

Our History

The Buca di Beppo concept was created in Minneapolis in 1993 by Philip A. Roberts and originally operated by a company owned by Mr. Roberts, Don W. Hays and Peter J. Mihajlov. On December 31, 1994, Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area, acquired this company. Messrs. Roberts, Hays and Mihajlov are the principle shareholders of Parasole Restaurant Holdings, Inc. From January 1995 through September 1996, BUCA, Inc. operated as a wholly owned subsidiary of Parasole Restaurant Holdings, Inc. On September 30, 1996, BUCA, Inc. was spun-off from Parasole Restaurant Holdings, Inc. through a share dividend of our common stock pro rata among the Parasole Restaurant Holdings, Inc. shareholders to create a better vehicle for obtaining financing for our expansion plans. In January 2002, BUCA, Inc. purchased the assets of the nine Vinny T’s of Boston restaurants, formerly known as Vinny Testa’s Italian-American restaurant. The Vinny T’s of Boston concept was established in Boston in 1993.

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

Each of our restaurants is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants including: minimum age of patrons and employees; hours of operation; advertising; wholesale purchasing; inventory control and handling; and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990, which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of any such renovations is not expected to materially affect us.

Available Information

Our Internet Website is: http://www.bucainc.com. Since February 2003, we have made available, free of charge, through our Internet Website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Risk Factors

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

To continue to grow, we must open new Buca di Beppo and Vinny T’s of Boston restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. We expanded from 11 restaurants at the end of fiscal 1997 to 91 restaurants at the end of fiscal 2002. We acquired nine Vinny T’s of Boston restaurants in January 2002 and expect to open a total of 14 restaurants (13 Buca di Beppo restaurants and one Vinny T’s of Boston) during fiscal 2003. Our ability to expand successfully will depend on a number of factors, some of which are not entirely within our control, including the:

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

Furthermore, we may seek to acquire other operations. To do so successfully, we would need to identify suitable acquisition candidates, obtain financing on acceptable terms and negotiate acceptable acquisition terms. Even if we are successful in completing acquisitions, they may have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the completion of an acquisition, while the acquisition is being integrated into our operations. In January 2002, we acquired the assets of nine Vinny T’s of Boston restaurants.

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

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Results

Our restaurants feature Italian cuisine served primarily in family-style portions. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows.

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

We May be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows. Moreover, if we issue additional equity securities, the holdings of existing shareholders may be diluted.

Although we expect that borrowings under our credit facility, combined with other resources will be sufficient to fund our capital requirements at least through fiscal 2005, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

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

Terrorist Attacks or Acts of War Could Adversely Affect Our Restaurant Sales and Operations

The September 11, 2001 terrorist attacks on the United Stated had a significant negative impact on the portion of our business that is celebratory in nature and adversely affected our restaurant sales and profitability. With the threats of additional terrorist attacks, the continuing uncertainty created by the war on terrorism, and the impact of the war in Iraq, there is a potential for a continued downturn in the economy and a decrease in consumer spending. These factors, should they continue, could adversely affect our restaurant sales, operations and profitability.

We Could Face Consolidated Tax Group Liability

Prior to our spin-off in late fiscal 1996, we were a member of the consolidated tax group of Parasole Restaurant Holdings, Inc. Under the Internal Revenue Code, as a former member of the consolidated tax group, we could be held liable for unpaid federal tax liabilities, if any, of the consolidated tax group through the end of 1996 in the event of nonpayment by Parasole Restaurant Holdings, Inc.

Rising Insurance Costs Could Negatively Affect our Profitability

Insurance costs, including worker’s compensation, general liability, health and director and officer insurance, are expected to increase significantly in future periods. These increases could negatively impact our profitability if we are unable to offset such increases by continuing to improve our operating efficiencies.

Item 2.    Properties

We lease the land and building at 48 of our Buca di Beppo restaurant locations and all nine of our Vinny T’s of Boston restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 29 restaurant locations and own the land and building at 11 locations. Current restaurant leases have expiration dates ranging from 2004 to 2022, excluding options to renew for additional periods of time.

We currently own and operate 88 Buca di Beppo restaurants and nine Vinny T’s of Boston restaurants located in 41 markets in 27 states and the District of Columbia.

Market	Number of Buca di Beppo Restaurants	Number of Vinny T’s of Boston Restaurants
Phoenix, Arizona	4
Los Angeles, California	10
Sacramento, California	2
San Diego, California	2
San Francisco, California	3
Denver, Colorado	3
Colorado Springs, Colorado	1
Daytona Beach, Florida	1
Jacksonville, Florida	1
Miami, Florida	2
Orlando, Florida	2
Naples, Florida	1
Tampa Bay, Florida	2
Atlanta, Georgia	1
Honolulu, Hawaii	1
Chicago, Illinois.	5
Indianapolis, Indiana	3
Des Moines, Iowa	1
Kansas City, Kansas/Missouri	2
Louisville, Kentucky	1
Boston, Massachusetts		8
Detroit, Michigan	3
Minneapolis/St. Paul, Minnesota	5
Omaha, Nebraska	1
Las Vegas, Nevada	2
Albuquerque, New Mexico	1
Buffalo, New York	1
Albany, New York	1
Cincinnati, Ohio	1
Cleveland, Ohio	2
Columbus, Ohio	2
Philadelphia, Pennsylvania	6	1
Pittsburgh, Pennsylvania	2
Nashville, Tennessee	1
Austin, Texas	1
Dallas, Texas	3
Houston, Texas	2
Salt Lake City, Utah	1
Seattle, Washington	2
Milwaukee, Wisconsin	1
Washington, D.C./Maryland	2

We maintain our executive offices at 1300 Nicollet Mall, Suite 5003, Minneapolis, Minnesota, 55403. Subject to normal expansion, we believe that our facilities are adequate to meet our present needs and reasonably foreseeable needs.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item X.    Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Joseph P. Micatrotto	51	Chairman of the Board, President and Chief Executive Officer

Greg A. Gadel	43	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Joseph J. Kohaut	40	Chief Operations Officer

None of the above executive officers is related to each other or to any of our other directors.

Joseph P. Micatrotto joined BUCA, Inc. in 1996 as President, Chief Executive Officer and as a director. In July 1999, he became the Chairman of the Board. Mr. Micatrotto’s 29-year career in restaurant management includes tenure as CEO of Panda Management Company, Inc., where he led the company’s expansion, and as President and CEO of Chi-Chi’s Mexican Restaurante, Inc., where he was instrumental in its national growth. Mr. Micatrotto is active on various boards and industry groups including the National Restaurant Association.

Greg A. Gadel has been our Chief Financial Officer and Treasurer since 1997, our Secretary since 1998 and our Executive Vice President since 2001. Prior to joining BUCA, Inc., Mr. Gadel was CFO for the 32-unit restaurant chain, Leeann Chin, Inc. He also previously served as Vice President and Controller for the largest Chi-Chi’s Mexican Restaurante, Inc. franchisee, Consul Corporation. He has also worked for Marriott International, Inc., McDonald’s Corporation and the Deloitte & Touche LLP accounting firm. He has more than 20 years of experience in the restaurant industry. Mr. Gadel is a member of the American Institute of Certified Public Accountants.

Joseph J. Kohaut joined BUCA, Inc. in 1997 as a Divisional Vice President. Mr. Kohaut became Senior Vice President of Operations in 2001 and Chief Operations Officer in 2002. From 1994 to 1997, Mr. Kohaut was a regional manager with Panda Management Company, Inc., where he was responsible for developing his region from five to 14 operating units. Mr. Kohaut has more than 21 years of restaurant industry experience, including general management and operations positions with Chi-Chi’s Mexican Restaurante, Inc. and the Ground Round, Inc. prior to joining Panda Management Company, Inc. He is a member of the board of directors of the American Beverage Institute.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market System under the symbol “BUCA.” As of March 17, 2003, there were approximately 324 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported by the Nasdaq Stock Market.

Period	High	Low
2001 First Quarter	21.75	12.63
2001 Second Quarter	26.53	16.50
2001 Third Quarter	21.51	10.93
2001 Fourth Quarter	15.80	9.98
2002 First Quarter	19.70	14.70
2002 Second Quarter	20.20	15.62
2002 Third Quarter	19.03	5.60
2002 Fourth Quarter	9.81	6.61

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, our current credit facility prohibits us from paying any cash dividends for as long as any loan, unpaid reimbursement obligation or letter of credit is outstanding under the credit facility or any of our lenders has any obligation to make any loans or to issue, extend or renew any letter of credit under the credit facility.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share, per share and operating data)

The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 29, 2002 are derived from our audited consolidated financial statements. The consolidated financial statements and their notes for each of the three fiscal years ended December 29, 2002, and the report of independent public accountants on those years, are included elsewhere in this Annual Report on Form 10-K. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 27, 1998	December 26, 1999	December 31, 2000	December 30, 2001	December 29, 2002
Restaurant sales	$38,483	$71,528	$129,790	$175,635	$240,259
Restaurant costs:
Product	10,876	19,723	34,016	44,234	58,820
Labor	12,342	23,069	41,113	55,598	77,704
Direct and occupancy	8,078	14,551	25,405	39,865	57,177
Depreciation and amortization	1,617	3,169	6,190	9,593	13,412

Total restaurant costs	32,913	60,512	106,724	149,290	207,113
General and administrative expenses	5,568	5,924	7,562	10,454	16,188
Pre-opening costs	1,895	3,600	4,423	3,464	2,599
Special charges (1)				2,147	382

Operating (loss) income	(1,893)	1,492	11,081	10,280	13,977
Interest income	152	495	605	645	188
Interest expense	(1,188)	(499)	(480)	(270)	(1,226)
Loss on early extinguishment of debt		(1,545)			(394)
Subordinated debt conversion costs		(954)

(Loss) income before income taxes	(2,929)	(1,011)	11,206	10,655	12,545
(Provision) benefit for income taxes	(17)	2,435	(3,922)	(3,837)	(4,549)

Net (loss) income	(2,946)	1,424	7,284	6,818	7,996
Cumulative preferred stock dividends, accretion of preferred stock to redemption value and change in redeemable common stock	(2,189)	(744)

Net (loss) income applicable to common stock	$(5,135)	$680	$7,284	$6,818	$7,996

Net (loss) income applicable to common stock—basic	$(2.04)	$0.08	$0.56	$0.43	$0.48

Weighted average common shares outstanding	2,512,309	8,110,807	13,124,182	15,910,473	16,498,204

Net (loss) income applicable to common stock—diluted	$(2.04)	$0.08	$0.54	$0.41	$0.47

Weighted average common shares assumed outstanding	2,512,309	8,654,536	13,575,762	16,456,433	16,879,655

	Fiscal Year Ended
	December 27, 1998	December 26, 1999	December 31, 2000	December 30, 2001	December 29, 2002
Comparable restaurant sales increase (decrease)
Buca di Beppo (2)	13.3%	9.6%	6.0%	(0.6)%	(2.1)%
Vinny T’s of Boston (3)					(7.6)%
Average weekly restaurant sales
Buca di Beppo	$52,727	$54,229	$55,609	$54,075	$52,186
Vinny T’s of Boston (3)					$65,214
Restaurant open at end of period
Buca di Beppo	19	34	51	68	82
Vinny T’s of Boston (3)					9

	As of
	December 27, 1998	December 26, 1999	December 31, 2000	December 30, 2001	December 29, 2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,576	$1,726	$9,249	$12,444	$3,408
Total assets	37,560	75,945	123,437	168,082	217,430
Total debt, including current portion	7,866	1,738	1,806	468	29,890
Shareholders’ (deficit) equity	$(13,540)	$61,709	$104,390	$145,592	$156,763

(1)	Special charges primarily include asset impairment charges of approximately $1.8 million in fiscal 2001 and the write-off of lease development costs in fiscal 2001 and 2002 on unopened restaurants where development was cancelled because of a reduction in our development plans.
(2)	The calculation of comparable restaurant sales increases (decreases) includes restaurants open for 12 full calendar months for fiscal years 1997 through 2000. In fiscal 2001, we changed our method of calculating comparable restaurant sales to restaurants open for a full 18 months. The fiscal 2000 and 2001 years were adjusted to provide comparable 52-week or 53-week fiscal years.
(3)	Vinny T’s of Boston was acquired by BUCA, Inc. on January 14, 2002. Comparable restaurant sales and average weekly sales are calculated from that date forward.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At December 29, 2002, we owned and operated 82 Buca di Beppo and nine Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon recreations of the neighborhood Italian eateries prominent and the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and south Philadelphia in the 1940’s.

Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996; five in 1997; eight in 1998; 15 in 1999; 17 in each of 2000 and 2001; and 14 in 2002. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. We intend to open 13 new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2003. Through March 2003, we have opened six new Buca di Beppo restaurants. Of the remaining eight locations, all have leases signed and six are under construction.

In an effort to attract smaller parties at our Buca di Beppo restaurants, we have continued to promote our BUCA Due menu and introduced a BUCA Dinner for Two menu. The BUCA Due menu offerings, which marry smaller portions of our Baked Specialties with several of our most popular entrée items, such as Chicken with

Lemon, or Eggplant, or Chicken or Veal Parmigiana, are served on our traditional family-style platters, allowing groups of two to four diners to enjoy a wider selection of our food each time they visit. Our BUCA Dinner for Two menu pairs a salad, two pasta selections, and an entrée item for a complete meal.

Compared to the Buca di Beppo restaurants, the Vinny T’s of Boston restaurants generate higher average unit volumes but lower cash flow as a percentage of sales primarily due to the lower margin lunch sales. Lunch sales, in general, produce higher total product cost, lower liquor mix, higher labor costs and higher direct and occupancy costs, all as a percentage of sales. Our fiscal 2002 results compare the combined company results this year with the Buca di Beppo results only in fiscal 2001. Due to the different unit level economics, the addition of the Vinny T’s of Boston restaurants alone resulted in a slight increase in average weekly sales, and increases of approximately 0.5% in each of product, labor and direct and occupancy costs.

We implemented a price increase of approximately 1.5% at our Buca di Beppo restaurants on the first day of fiscal 2003 and a price increase of approximately 2.5% at our Vinny T’s of Boston restaurants at the beginning of March 2003. The price increases are expected to cause product cost and labor cost at both concepts to decrease slightly as a percentage of sales in fiscal 2003 compared with fiscal 2002.

Our restaurant sales are comprised of the sales of food, beverages and retail items. Our calculation of comparable restaurant sales includes restaurants open for 18 full calendar months. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Special charges relate primarily to fixed asset impairment charges on restaurants. Interest expense includes the cost of interest expense on debt and interest income includes the interest income on invested assets. The early extinguishment of debt is related to the write-off of deferred loan acquisition costs at the time in which we refinanced our credit facility. The provision for income taxes represents our estimate of all federal and state income taxes we will have to pay for that period.

Results of Operations

Our operating results for the 53-week period ended December 31, 2000 and 52-week periods ended December 30, 2001 and December 29, 2002 expressed as a percentage of sales were as follows:

	Fiscal Year Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Restaurant sales (in 000s)	$129,790	$175,635	$240,259
Restaurant costs
Product	26.2%	25.2%	24.5%
Labor	31.7%	31.7%	32.3%
Direct and occupancy	19.6%	22.7%	23.8%
Depreciation and amortization	4.8%	5.5%	5.6%

Total restaurant costs	82.2%	85.0%	86.2%
General and administrative expenses	5.8%	6.0%	6.7%
Pre-opening costs	3.4%	2.0%	1.1%
Special charges	0.0%	1.2%	0.2%

Operating income	8.5%	5.9%	5.8%
Interest income	0.5%	0.4%	0.1%
Interest expense	(0.4)%	(0.2)%	(0.5)%
Loss on early extinguishment of debt	0.0%	0.0%	(0.2)%

Income before income taxes and other	8.6%	6.1%	5.2%
Provision for income taxes	(3.0)%	(2.2)%	(1.9)%

Net income	5.6%	3.9%	3.3%

52 Week Fiscal Year Ended December 29, 2002 Compared to 52 Week Fiscal Year Ended December 30, 2001

Restaurant Sales.    Restaurant sales increased by $64.7 million, or 36.8%, to $240.3 million in fiscal 2002 from $175.6 million in fiscal 2001. The increase in restaurant sales was a result of sales from new Buca di Beppo restaurants and the addition of nine Vinny T’s of Boston restaurants on January 14, 2002. Our Buca di Beppo comparable restaurants sales decreased by 2.1% in fiscal 2002. Our Vinny T’s of Boston comparable restaurant sales decreased 7.6% for the period from January 14, 2002 to the end of fiscal 2002. Both of these reductions in comparable restaurant sales were entirely due to a reduction in guest counts. We increased prices approximately 1.5% at Buca di Beppo on the first day of fiscal 2003 and approximately 2.5% at Vinny T’s of Boston in March 2003. We expect comparable restaurant sales to be negative in the first half of fiscal 2003 and flat for the remainder of the year, as compared to the applicable fiscal 2002 periods.

Product.    Product costs increased by $14.6 million to $58.8 million in fiscal 2002 from $44.2 million in fiscal 2001. Product costs decreased as a percentage of restaurant sales to 24.5% in fiscal 2002 from 25.2% in fiscal 2001. This reduction as a percentage of sales was primarily a result of stronger purchasing contracts for a number of key products, the increased sale of Baked Specialties and specials that have higher product margins and the price increase implemented at our Buca di Beppo restaurants in March 2002. We expect product costs to decrease as a percentage of sales in fiscal 2003 from fiscal 2002 due to continued improvements in our purchasing contracts and the price increases at our Buca di Beppo and Vinny T’s of Boston restaurants.

Labor.    Labor costs increased by $22.1 million to $77.7 million in fiscal 2002 from $55.6 million in fiscal 2001. Labor costs increased as a percentage of sales to 32.3% in fiscal 2002 compared to 31.7% in fiscal 2001. A 0.6% improvement in hourly labor as a percentage of sales was offset by the increase as a percentage of sales of primarily fixed management payroll and benefits costs. The increase in management payroll and benefit costs as a percentage of sales was due to the decline in average weekly sales and the addition of Vinny T’s of Boston.

Vinny T’s of Boston’s labor costs as a percentage of sales are higher than those of Buca di Beppo because the Vinny T’s of Boston restaurants serve lunch, which has a lower margin than dinner. We expect labor costs to decrease slightly as a percentage of sales in fiscal 2003 compared to fiscal 2002. The decrease in labor costs as a percentage of sales are expected due to the price increases at Buca di Beppo and Vinny T’s of Boston.

Direct and Occupancy.    Direct and occupancy costs increased by $17.3 million to $57.2 million in fiscal 2002 from $39.9 million in fiscal 2001. Direct and occupancy costs increased as a percentage of sales to 23.8% in fiscal 2002 from 22.7% in fiscal 2001. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to the decline in average weekly sales and a 0.6% increase in marketing spending. We anticipate direct and occupancy costs to increase as a percentage of sales in fiscal 2003 compared with fiscal 2002. The expected increase as a percentage of sales is due to slightly declining average weekly sales and rising insurance costs.

Depreciation and Amortization.    Depreciation and amortization expenses increased by $3.8 million to $13.4 million in fiscal 2002 from $9.6 million in fiscal 2001. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative.    General and administrative expenses increased by $5.7 million to $16.2 million in fiscal 2002 from $10.5 million in fiscal 2001. General and administrative expenses increased as a percentage of sales to 6.7% in fiscal 2002 from 6.0% in fiscal 2001. The increase in general and administrative costs as a percentage of sales was due to the decline in average weekly sales and $840,000 in expenses related to the development of our Buca di Beppo cookbook. We expect general and administrative expenses to remain consistent as a percentage of sales from fiscal 2003 to fiscal 2002.

Pre-opening Costs.    Pre-opening costs decreased by $865,000 to $2.6 million in fiscal 2002 from $3.5 million in fiscal 2001. Pre-opening costs decreased as a percentage of sales to 1.1% in fiscal 2002 from 2.0% in fiscal 2001. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs to our model of $185,000 per new restaurant opening and to increased sales on a larger base of restaurants. We expect that pre-opening costs will decrease as a percentage of sales in fiscal 2003 as we expect to open 13 new Buca di Beppo restaurants and one Vinny T’s of Boston restaurant on a base of 82 Buca di Beppo restaurants and nine Vinny T’s of Boston restaurants.

Special Charges.    Special charges declined $1.8 million to $382,000 in fiscal 2002 compared to $2.1 million in fiscal 2001. Special charges in fiscal 2002 related to the write off of lease development costs on unopened restaurants where development was cancelled. Special charges in fiscal 2001 related primarily to a $1.8 million asset impairment charge taken at our lowest sales volume restaurant.

Interest Income.    Interest income decreased by $457,000 to $188,000 in fiscal 2002 from $645,000 in fiscal 2001. The decrease in interest income is related to a lower amount of invested assets during the year and lower interest rates. We expect that interest income in fiscal 2003 will decrease slightly from fiscal 2002.

Interest Expense.    Interest expense increased $956,000 to $1,226,000 in fiscal 2002 from $270,000 in fiscal 2001. The increase in interest expense related to increased borrowings on our term loan and line of credit facilities. We expect interest expense to increase in fiscal 2003 due to increased borrowings on our $25 million term loan and $25 million line of credit facility.

Early Extinguishment of Debt.    Early extinguishment of debt charges of $394,000 taken in fiscal 2002 related to deferred loan acquisition costs on our credit facility that was replaced in October 2002.

Provision for Income Taxes.    The provision for income taxes of $4.6 million in fiscal 2002, which is 36.3% of pre-tax income, represents our estimated tax liability for the year. Our tax rate increased slightly from fiscal 2001 primarily due to the reduced impact of the income tax credit we receive for FICA taxes paid on reported tips. We expect that our provision for income taxes will decrease to approximately 35% of pre-tax income in fiscal 2003 due to improvements in other available tax credits.

52 Week Fiscal Year Ended December 30, 2001 Compared to 53 Week Fiscal Year Ended December 31, 2000

Restaurant Sales.    Restaurant sales increased by $45.8 million, or 35.3%, to $175.6 million in fiscal 2001 from $129.8 million in fiscal 2000. The increase was attributable to $46.4 million of restaurant sales at new restaurants, partially offset by comparable restaurant sales decreases of $595,000 and an extra week’s worth of sales in fiscal 2000. Comparable restaurant sales decreased by 0.6% in fiscal 2001, primarily as a result of a decrease in guest visits of 1.6%, offset by an approximate 1% price increase in January 2001

Product.    Product costs increased by $10.2 million to $44.2 million in fiscal 2001 from $34.0 million in fiscal 2000. Product costs decreased as a percentage of restaurant sales to 25.2% in fiscal 2001 from 26.2% in fiscal 2000. This reduction as a percentage of sales was primarily a result of stronger purchasing contracts for a number of key products, management’s efforts to reduce costs, especially at newer restaurants, a continued shift in sales to Baked Specialties and specials that have higher product margins, and the price increase at the beginning of the year.

Labor.    Labor costs increased by $14.5 million to $55.6 million in fiscal 2001 from $41.1 million in fiscal 2000. Labor costs remained constant as a percentage of sales at 31.7% in fiscal 2001 and 2000. An improvement in hourly labor as a percentage of sales was offset by the increase as a percentage of sales of primarily fixed management payroll and benefits costs, which was due to the decline in average weekly sales.

Direct and Occupancy.    Direct and occupancy costs increased by $14.5 million to $39.9 million in fiscal 2001 from $25.4 million in fiscal 2000. Direct and occupancy costs increased as a percentage of sales to 22.7% in fiscal 2001 from 19.6% in fiscal 2000. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to the decline in average weekly sales and one less week worth of sales in fiscal 2001 compared to fiscal 2000.

Depreciation and Amortization.    Depreciation and amortization expenses increased by $3.4 million to $9.6 million in fiscal 2001 from $6.2 million in fiscal 2000. This increase was primarily the result of depreciation recognized on capital expenditures for an increasing number of new restaurants.

General and Administrative.    General and administrative expenses increased by $2.9 million to $10.5 million in fiscal 2001 from $7.6 million in fiscal 2000. General and administrative expenses increased as a percentage of sales to 6.0% in fiscal 2001 from 5.8% in fiscal 2000. The increase in general and administrative costs as a percentage of sales was primarily due to the decline in average weekly sales.

Pre-opening Costs.    Pre-opening costs decreased by $959,000 to $3.5 million in fiscal 2001 from $4.4 million in fiscal 2000. Pre-opening costs decreased as a percentage of sales to 2.0% in fiscal 2001 from 3.4% in fiscal 2000. The decrease in pre-opening costs as a percentage of sales was primarily due to the opening of 17 restaurants on a base of 51 restaurants in fiscal 2001 compared to opening 17 restaurants on a base of 34 restaurants in fiscal 2000.

Interest Income.    Interest income increased by $40,000 to $645,000 in fiscal 2001 from $605,000 in fiscal 2000. The increase in income was related to a higher amount of invested assets during the year.

Interest Expense.    Interest expense decreased $210,000 to $270,000 in fiscal 2001 from $480,000 in fiscal 2000. The decrease was attributable to minimal borrowings on our line of credit during fiscal 2001.

Provision for Income Taxes.    The provision for income taxes of $3.8 million in fiscal 2001, which is 36% of pre-tax income, represents our estimated tax liability for the year.

Liquidity and Capital Resources

Net cash provided by operating activities was $27.8 million in fiscal 2002, $22.6 million in fiscal 2001, and $17.5 million in fiscal 2000. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $44.5 million in fiscal 2002, $49.6 million in fiscal 2001 and $44.4 million in fiscal 2000. In January 2002, we purchased nine Vinny T’s of Boston restaurants for approximately $21 million. We opened 14 Buca di Beppo restaurants in fiscal 2002 compared to 17 new Buca di Beppo restaurants in each of fiscal 2001 and 2000. Each new Buca di Beppo or Vinny T’s of Boston leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo and $200,000 for a Vinny T’s of Boston restaurant. Since 1999, we have been building restaurants based upon our prototype designs. These designs are expected to require between $1.5 million to $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing activities was $29.2 million in fiscal 2002, $31.7 million in fiscal 2001 and $34.5 million in fiscal 2000. Financing activities in fiscal 2002 consisted primarily of borrowings on our term loan and line of credit facilities. The proceeds from our debt borrowings were used primarily to purchase Vinny T’s of Boston, develop new restaurants and for general corporate purposes. Financing activities in fiscal 2001 and 2000 consisted primarily of the sales of equity securities.

In January 2002, we amended our credit facility to include a $20 million term loan and a $20 million line of credit with the option to borrow an additional $10 million provided we were not in default under the terms of the agreement. The credit facility was to expire on December 31, 2004. The term loan was required to be paid as follows: $5.0 million in fiscal 2002, $7.0 million in fiscal 2003, and $8.0 million in fiscal 2004. The credit facility bore interest at the lower of our lenders reference rate plus 0.75% to 1.50% or LIBOR plus 2.25% to 3.00%, dependent upon our meeting certain financial ratios. We were required to pay 0.50% on all unused line of credit funds. The credit agreement contained covenants that placed restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement were collateralized by substantially all of our assets. The credit facility required us to raise an additional $25 million in equity or subordinated debt by March 31, 2003. If we did not raise additional capital by March 31, 2003, our capital expenditures would have been limited to $25 million for fiscal 2003. The credit facility was paid off and terminated on October 11, 2002.

On October 11, 2002, we closed on a new credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The revised credit facility expires on December 31, 2007. We are required to pay back $5 million annually in principal toward the term loan during fiscal 2003 through 2007. Principal payments are to be made on a quarterly basis. The credit facility bears interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00% (4.74% to 5.49% as of March 5, 2003), dependent upon our meeting certain financial ratios. We are required to pay 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. We had $36 million in borrowings under the revised credit facility as of March 5, 2003.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital requirements in fiscal 2003 to be approximately $37 million. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least 2005. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Contractual Obligations

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

Payments Due by Period (in thousands)

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Long-Term Debt and Capital Leases	$25,890	$5,082	$5,091	$5,099	$5,085	$5,058	$475
Operating Leases	154,536	14,901	16,138	16,473	16,178	15,810	75,036

See Notes 4, 5 and 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.

Critical Accounting Policies

Our consolidated financial statements include accounts of BUCA, Inc and all of our wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have used our best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policy described below. However, application of this accounting policy involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our significant accounting policies are disclosed in more detail in Note 1 to our Consolidated Financial Statements.

Impairment of Long-Lived Assets

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as undiscounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision.

Impairment of Goodwill

We assess the recoverability of goodwill that is related to our purchase of Vinny T’s of Boston on an annual basis and whenever events or changes in circumstance indicate the carrying value may not be recoverable. We test impairment at the concept level for this goodwill based upon the historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. A concept is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the concept is less than its carrying amount of fixed assets and goodwill. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the concept exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as undiscounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision.

Self-Insurance

We are self-insured for a portion of our current medical, dental, workers’ compensation and general liability insurance programs. In estimating our self-insurance reserves, we utilize estimates of future losses, based upon our historical loss trends and historical industry data. These reserves are monitored and adjusted when warranted by changing circumstances. Should a change in claims occur compared to what was estimated, our reserves could be either increased or decreased based upon that data. Any increases or decreases in insurance reserves would be offset by a corresponding increase or decrease in insurance expense.

Purchase Accounting

We account for our acquisitions under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations when available. The remaining values are based on management’s judgments and estimates. Our financial position and results from operations may be affected by changes in estimates and judgments.

Provision of Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, and the tax rate in which deferred taxes are recognized. Our estimates are based on the best available information at the time that we prepare the provision, however our income tax returns are typically filed months after our fiscal year-end and may differ from the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB No. 4 required all gains and losses from extinguishment of debt to be evaluated under the provisions of APB Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We early adopted FASB No. 145 for the extinguishment of deferred financing costs on our credit facility that was replaced in October 2002. See Note 4 to the Consolidated Financial Statements for further discussion regarding our credit facility.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. The disclosure requirements in Interpretation No. 45 are effective for interim or annual financial statements statement periods ended after December 15, 2002. The adoption of Interpretation No. 45 did not have an impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 123.

For further information on SFAS No. 145, 146, and 148, and Interpretation No, 45, see Note 1 to our Consolidated Financial Statements.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest at the lower of our lender’s reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00% (4.74% to 5.49% as of March 5, 2003). As of March 5, 2003, we had $36 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $360,000.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of 2.5%, which is only slightly more than our average price increases of approximately 2% in fiscal 2003, and 1% in each of fiscal 2002 and fiscal 2001. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 8.    Financial Statements and Supplementary Data

See the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the annual meeting of shareholders to be held on May 6, 2003. Information relating to our executive officers is provided in this Annual Report on Form 10-K under the heading “Item X. Executive Officers of the Registrant.”

Item 11.    Executive Compensation

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement for the annual meeting of shareholders to be held on May 6, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                  Matters

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Stock Ownership of Directors, Officers and Principal Shareholders” and “Equity Compensation Plan Information” in our Proxy Statement for the annual meeting of shareholders to be held on May 6, 2003.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Certain Transactions” in our Proxy Statement for the annual meeting of shareholders to be held on May 6, 2003.

Item 14.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidated subsidiaries and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Amended and Restated By-Laws of the Registrant. (2)
4.1	Specimen of Common Stock certificate. (3)
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended.*(4)
10.2	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies.*(5)
10.3	Stock Option Plan for Non-Employee Directors.*(6)
10.4	BUCA, Inc. 401(k) Plan. (7)

10.5	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (8)
10.6	Securities Purchase Agreement dated as of October 13, 1998 between the Registrant and the Purchasers. (9)
10.7	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto.* (10)
10.8	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto.* (11)
10.9	Amendment No. 2 to Amended and Restated Employment Agreement dated as of December 9, 2002 between the Registrant and Joseph P. Micatrotto.*
10.10	Amendment No. 3 to Amended and Restated Employment Agreement dated as of March 24, 2003 between the Registrant and Joseph P. Micatrotto.*
10.11	Employment Agreement, dated as of December 9, 2002 by and between the Registrant and Greg A. Gadel. *
10.12	Employment Agreement, dated as of December 9, 2002 by and between the Registrant and Joseph J. Kohaut. *
10.13	Amended and Restated BUCA Key Employee Share Option Plan (as amended of January 13, 2003).*
10.14	Form of Option Agreement for BUCA Key Employee Share Option Plan (Outright Awards) with schedule of awards to BUCA’s executive officers attached. * (12)
10.15	Form of Option Agreement for BUCA Key Employee Share Option Plan (Awards based on Deferred Compensation) with schedule of awards to BUCA’s executive officers attached.* (13)
10.16	BUCA, Inc. Employee Stock Purchase Plan. (14)
10.17	Asset Purchase Agreement dated as of December 17, 2001 between Registrant and the Sellers named therein. (15)
10.18

Revolving Credit and Term Loan Agreement, dated as of September 30, 2002, by and among the Registrant, the Guarantors named therein, Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A. and U.S. Bank National Association. (16)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-65130), filed with the Commission on July 13, 2001.
(5)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.

(7)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(8)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(9)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(11)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(13)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(14)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(15)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2001.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.

(c)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on October 25, 2002, disclosing under “Item 5 Other Events” that we issued a press release on October 24, 2002 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated October 24, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

BUCA, INC.

By	/s/ JOSEPH P. MICATROTTO

Joseph P. Micatrotto Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.

/s/ JOSEPH P. MICATROTTO
Joseph P. Micatrotto
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ GREG A. GADEL
Greg A. Gadel
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ PAUL ZEPF
Paul Zepf
Director

/s/ PETER J. MIHAJLOV
Peter J. Mihajlov
Director

/s/ PHILIP A. ROBERTS
Philip A. Roberts
Director

/s/ JOHN P. WHALEY
John P. Whaley
Director

CERTIFICATIONS

I, Joseph P. Micatrotto, certify that:

1.	I have reviewed this annual report on Form 10-K of BUCA, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ JOSEPH P. MICATROTTO
Joseph P. Micatrotto,
Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Greg A. Gadel, certify that:

1.	I have reviewed this annual report on Form 10-K of BUCA, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ GREG A. GADEL
Greg A. Gadel
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

BUCA, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BUCA, Inc. and Subsidiaries (the Company) as of December 30, 2001 and December 29, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BUCA, Inc. and Subsidiaries as of December 30, 2001 and December 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

January 29, 2003

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2001	December 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,444	$3,408
Accounts receivable	2,026	2,673
Inventories	4,784	6,218
Prepaid expenses and other	2,834	3,078

Total current assets	22,088	15,377

PROPERTY AND EQUIPMENT, net	140,755	181,587
OTHER ASSETS	5,239	8,707
GOODWILL		11,759

	$168,082	$217,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,928	$13,457
Accrued expenses, deferred taxes and other	11,481	13,702
Line of credit borrowings		4,000
Current maturities of long-term debt and capitalized leases	16	5,082

Total current liabilities	21,425	36,241
LONG-TERM DEBT AND CAPITALIZED LEASES, less current maturities	452	20,808
OTHER LIABILITIES	613	3,618

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value-30,000,000 authorized; 16,287,510 and 16,615,919 shares issued and outstanding, respectively	163	166
Additional paid-in capital	146,674	150,030
(Accumulated deficit) retained earnings	(311)	7,685

	146,526	157,881
Notes receivable from employee shareholders	(934)	(1,118)

Total shareholders’ equity	145,592	156,763

	$168,082	$217,430

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	December 31, 2000	December 30, 2001	December 29, 2002
Restaurant sales	$129,790	$175,635	$240,259
Restaurant costs:
Product	34,016	44,234	58,820
Labor	41,113	55,598	77,704
Direct and occupancy	25,405	39,865	57,177
Depreciation and amortization	6,190	9,593	13,412

Total restaurant costs	106,724	149,290	207,113
General and administrative expenses	7,562	10,454	16,188
Pre-opening costs	4,423	3,464	2,599
Special charges		2,147	382

Operating income	11,081	10,280	13,977
Interest income	605	645	188
Interest expense	(480)	(270)	(1,226)
Loss on early extinguishment of debt			(394)

Income before income taxes	11,206	10,655	12,545
Provision for income taxes	(3,922)	(3,837)	(4,549)

Net income	$7,284	$6,818	$7,996

Net income per common share—basic (Note 7):
Net income per common share	$0.56	$0.43	$0.48

Weighted average common shares outstanding	13,124,182	15,910,473	16,498,204

Net income per common share—diluted (Note 7):
Net income per common share	$0.54	$0.41	$0.47

Weighted average common shares assumed outstanding	13,575,762	16,456,433	16,879,655

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Notes Receivable From Shareholders	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 26, 1999	10,810,295	$108	$76,547	$(14,413)	$(533)	$61,709
Exercise of common stock options	229,942	2	431			433
Exercise of common stock warrants	14,752
Issuance of common stock, net of issuance costs of $686	3,095,077	31	33,805		(460)	33,376
Conversion of convertible subordinated debentures	76,435	1	659			660
Repurchase of common stock from shareholders	(14,811)		(160)		160
Payments on notes receivable due from shareholders					48	48
Common stock issued under employee stock purchase plan	16,800		173			173
Tax benefit on employee stock option exercises			707			707
Net income				7,284		7,284

BALANCE AT DECEMBER 31, 2000	14,228,490	142	112,162	(7,129)	(785)	104,390
Exercise of common stock options	207,264	2	2,062			2,064
Issuance of common stock, net of issuance costs of $544	1,841,521	19	31,416		(619)	30,816
Repurchase of common stock from shareholders	(7,732)		(160)		160
Payments on notes receivable due from shareholders					310	310
Common stock issued under employee stock purchase plan	17,967		235			235
Tax benefit on employee stock option exercises			959			959
Net income				6,818		6,818

BALANCE AT DECEMBER 30, 2001	16,287,510	163	146,674	(311)	(934)	145,592
Exercise of common stock options	220,282	2	1,650			1,652
Issuance of common stock	85,036	1	642		(643)
Repurchase of common stock from shareholders	(16,915)		(180)		180
Payments on notes receivable due from shareholders					279	279
Common stock issued under employee stock purchase plan	40,006		372			372
Tax benefit on employee stock option exercises			872			872
Net income				7,996		7,996

BALANCE AT DECEMBER 29, 2002	16,615,919	$166	$150,030	$7,685	$(1,118)	$156,763

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 31, 2000	December 31, 2001	December 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,284	$6,818	$7,996
Depreciation and amortization	6,190	9,593	13,412
Impairment of assets		1,816	382
Early extinguishment of debt			394
Deferred income taxes	2,200	1,338	1,667
Change in assets and liabilities:
Accounts receivable	(858)	93	(523)
Inventories	(1,444)	(1,047)	(1,108)
Prepaid expenses and other	(1,311)	(489)	(54)
Accounts payable	1,686	2,939	2,837
Accrued expenses	3,918	1,357	2,481
Other	(154)	186	311

Net cash provided by operating activities	17,511	22,604	27,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44,389)	(49,605)	(44,481)
Purchase of available-for-sale investments	(23,932)	(16,415)
Sale and maturity of available-for-sale investments	23,932	16,415
Increase in other assets	(125)	(1,469)	(588)
Purchase of restaurant concept			(20,951)

Net cash used in investing activities	(44,514)	(51,074)	(66,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	12,500	2,900	20,000
Payments for line of credit borrowings	(12,500)	(2,900)	(16,000)
Proceeds from issuance of long-term debt	800		45,275
Principal payments on long-term debt	(72)	(1,338)	(20,365)
Financing costs	(232)	(421)	(2,024)
Collection on notes receivable from shareholders	48	310	279
Net proceeds from issuance of common stock	33,982	33,114	2,024

Net cash provided by financing activities	34,526	31,665	29,189

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,523	3,195	(9,036)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,726	9,249	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,249	$12,444	$3,408

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2000,

December 20, 2001, and December 29, 2002

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develops, owns and operates Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At December 29, 2002, our restaurants are located in 26 states and the District of Columbia.

Our restaurants operate as similar concepts, are managed by restaurant, marketed to similar customers, and have comparable economic characteristics. We have aggregated our operating segments into one reportable segment.

Equity Offerings—We completed a secondary offering in April 2000, in which 3,055,056 new shares of common stock were issued at a price of $11.625 per share. Proceeds from the offering were $33,305,000, net of issuance costs totaling $2,210,000. From the proceeds, $12.5 million was used to repay certain indebtedness outstanding under our line of credit. The remaining net proceeds were used for development of new restaurants and general corporate purposes.

We completed a private placement of common stock in March 2001, in which 1,795,600 new shares of common stock were issued at a price of $18.50 per share. Proceeds from the offering were $30,875,000, net of issuance costs of $2,344,000. The net proceeds were used for development of new restaurants and general corporate purposes.

Fiscal Periods—The fiscal year ended December 31, 2000 was a 53-week period. The fiscal years ended December 30, 2001 and December 29, 2002 were 52-week periods.

Reclassifications—Certain reclassifications have been made in the financial statements for prior years to conform to the current presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Principles of Consolidation—The consolidated financial statements include the accounts of BUCA, Inc. and its Subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

Cash Equivalents—We consider all unrestricted demand deposits and all unrestricted highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At December 30, 2001, cash equivalents consisted primarily of money market funds and short-term auction rate securities. At December 29, 2002, cash equivalents consisted of money market funds.

Fair Value of Financial Instruments—At December 30, 2001 and December 29, 2002, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt is estimated at its carrying value based upon current rates available to us.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation. Inventories consisted of the following as of December 30, 2001 and December 29, 2002 (in thousands):

	2001	2002
Food	$809	$975
Beverage	853	1,113
Supplies	3,122	4,130

	$4,784	$6,218

Other Assets—Other assets, net of accumulated amortization, consisted of the following as of December 30, 2001 and December 29, 2002 (in thousands):

	2001	2002
Liquor licenses, net	$1,520	$2,096
Loan and lease acquisition costs, net	472	1,953
KEYSOP investment account (Note 8)		1,523
KEYSOP unvested employee obligations (Note 8)		1,026
Escrow deposits	1,414	729
Trademarks, net	201	524
Deferred income taxes	585
Other	1,047	856

	$5,239	$8,707

Accumulated amortization for other assets was $440,000 at December 30, 2001 and $329,000 at December 29, 2002.

In fiscal 2002 we ceased to record amortization expense for intangible assets that do not have finite lives, in accordance with Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. We review our goodwill, liquor license, trademark and other long-term intangible asset carrying values for asset impairment on a regular basis. In fiscal 2002, we determined that $300,000 would not be recovered from the development of our Buca di Beppo cookbook. The $300,000 impairment charge was taken to general and administrative expense in fiscal 2002. Amortization expense related to liquor licenses and trademarks was $54,000 in fiscal 2000 and $182,000 in fiscal 2001.

Recoverability of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as undiscounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We generally measure fair value by discounting estimated future cash flows. Considerable management judgment is necessary to

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

estimate undiscounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We tested our long-lived assets for impairment at December 29, 2002, and determined that $382,000 in lease development costs for unopened restaurants should be expensed because of a reduction in our development plans.

Recoverability of Goodwill—We assess the recoverability of goodwill that is related to our purchase of Vinny T’s of Boston on an annual basis. We test impairment at the concept level for this goodwill based upon the historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. A concept is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the concept is less than its carrying amount of fixed assets and goodwill. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the concept exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as undiscounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We tested our goodwill for impairment at December 29, 2002, and determined that no impairment existed.

Accrued Expenses—Accrued expenses consisted of the following as of December 30, 2001 and December 29, 2002 (in thousands):

	2001	2002
Accrued taxes	$2,403	$3,146
Accrued payroll and related benefits	2,466	2,931
Gift certificate liability	1,790	2,453
Accrued construction	2,795	2,437
Deferred income taxes	1,258	1,524
Other accrued expenses	769	1,211

	$11,481	$13,702

Self-Insurance—We are self-insured for a portion of our current medical, dental, workers’ compensation, and general liability insurance programs. In estimating our self-insurance reserves, we utilize estimates of future losses, based upon our historical loss trends and historical industry data. These reserves are monitored and adjusted when warranted by changing circumstances. Should a change in claims occur compared to what was estimated, our reserves could be either increased or decreased based upon that data. Any increases or decreases in insurance reserves would be offset by a corresponding increase or decrease in insurance expense.

Other Liabilities—Other liabilities consisted of the following as of December 30, 2001 and December 29, 2002 (in thousands):

	2001	2002
Deferred rent	$613	$855
Deferred income taxes		1,667
KEYSOP employee obligations (Note 8)		1,096

	$613	$3,618

Special Charges—Special charges in fiscal 2001 primarily include an asset impairment charge related to our lowest sales volume restaurant. Special charges in fiscal 2002 related to the write-off of lease development costs for unopened restaurants where development was cancelled because of a reduction in our development plans.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock Compensation—We account for stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. We have disclosed the required pro forma effect on net income as required by SFAS No. 123, Accounting for Stock-Based Compensation, in Note 11.

Net Income Per Share—Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. See Note 7 for a detailed computation.

Post-employment and Post-retirement Benefits—We do not provide post-employment health care or post-retirement benefits.

Comprehensive Income—We do not have any items of other comprehensive income in any of the periods presented.

Revenue Recognition Policy—We record revenue at the time food and liquor is served. We record retail sales at the time that the items are delivered to the customer.

Recent Accounting Pronouncements—In April 2002, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB No. 4 required all gains and losses from extinguishment of debt to be evaluated under the provisions of APB Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We early adopted FASB No. 145 for the extinguishment of deferred financing costs on our credit facility that was replaced in October 2002. See Note 4 for further discussion regarding our credit facility.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. The disclosure requirements in Interpretation No. 45 are effective for interim or annual financial statements statement periods ended after December 15, 2002. The adoption of Interpretation No. 45 did not have an impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 123.

2.	VINNY T’S OF BOSTON ACQUISITION

On January 14, 2002, we acquired certain assets of nine Vinny T’s of Boston restaurants for approximately $18.5 million in cash and the assumption of certain leases and liabilities. The acquisition was financed through current cash holdings, operating cash flows, and a new credit facility that included a $20 million term loan. In connection with the acquisition we entered into a consulting and non-compete agreement with one of its former owners, pursuant to which we agreed to pay him $1.1 million over a period of three years to provide consulting services and comply with certain non-compete covenants.

The fair value of the assets and liabilities assumed in connection with the acquired assets were as follows (in thousands):

Assets acquired:
Accounts receivable	$124
Inventory	325
Prepaid expenses and other	190

Total current assets	639

Property and equipment	9,873
Other assets	497
Goodwill	11,759

Total assets	22,768

Liabilities assumed:
Accounts payable	(693)
Accrued expenses	(613)
Capital leases	(511)

Total liabilities	(1,817)

Net acquisition cost	$20,951

The acquisition has been accounted for using the purchase method of accounting, and the excess of the cost, including acquisition costs, over the fair value of the assets (goodwill) is being reviewed for impairment on an annual basis. See Note 1 for further discussion regarding our process for determining the recoverability of goodwill.

On a pro-forma basis, sales would have been $154,453,000 for fiscal 2000, $205,530,000 for fiscal 2001, and $241,473,000 for fiscal 2002, assuming that Buca di Beppo and Vinny T’s of Boston had been combined

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

during those periods. The combination would not have had a material impact on net income or earnings per share.

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while repairs and maintenance costs are charged to expense. The cost of property and equipment is depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the lease, including extensions, or their estimated useful lives. Estimated useful lives and the components of property and equipment as of December 30, 2001 and December 29, 2002 (in thousands) are as follows:

	Years	2001	2002
Building and leasehold improvements	5–30	$99,183	132,939
Furniture, fixtures and equipment	5–10	55,870	73,003
Land		8,361	11,511

		163,414	217,453
Accumulated depreciation		(22,659)	(35,866)

		$140,755	$181,587

In fiscal 2002, we began to capitalize interest in the development of our new restaurants. We capitalize interest during the time prior to the opening of a new restaurant. During fiscal 2002, we capitalized $262,000 of interest expenses to restaurant property and equipment. The capitalized interest is depreciated over the life of the related assets.

4.	CREDIT FACILITY

In January 2002, we amended our credit facility to include a $20 million term loan and a $20 million line of credit with the option to borrow an additional $10 million provided we were not in default under the terms of the agreement. The credit facility was to expire on December 31, 2004. The term loan was required to be paid as follows: $5 million in fiscal 2002; $7 million in fiscal 2003 and $8 million in fiscal 2004. The credit facility bore interest at the lower of our lenders reference rate plus 0.75% to 1.50% or LIBOR plus 2.25% to 3.00%, dependent upon our meeting certain financial ratios. We were required to pay 0.50% on all unused line of credit funds. The credit agreement contained covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement were collateralized by substantially all of our assets. The credit facility required us to raise an additional $25 million in equity or subordinated debt by March 31, 2003. If we did not raise additional capital by March 31, 2003, our capital expenditures would have been limited to $25 million for fiscal 2003. The credit facility was paid off and terminated on October 11, 2002.

On October 11, 2002, we closed on a new credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The revised credit facility expires on December 31, 2007. We are required to pay back $5 million annually in principal toward the term loan during fiscal 2003 through 2007. Principal payments are to be made on a quarterly basis. The credit facility bears

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00%, dependent upon our meeting certain financial ratios. We are required to pay 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets. As of December 29, 2002, we had $4 million in borrowings under our line of credit and $25 million outstanding in term loan borrowings.

5.	LONG-TERM DEBT AND CAPITALIZED LEASES

Long-term debt consisted of the following as of December 30, 2001 and December 29, 2002 (in thousands):

	2001	2002
Senior term loan payable (Note 4)		$25,000
Note payable in monthly installments, including interest at 12.0%, maturing September 2014, collateralized by leasehold improvements	$468	452
Note payable in quarterly installments, including interest at 10.0%, maturity October 2011, collateralized by leasehold improvements		258
Capitalized lease payable in monthly installments, maturing June 2006, collateralized by equipment		91
Capitalized lease payable in monthly installments, maturing May 2006, collateralized by equipment		89

Total	468	25,890
Current maturities	(16)	(5,082)

Total long-term maturities	$452	$20,808

The future maturities of long-term debt are as follows (in thousands):

2003	$ 5,082
2004	5,091
2005	5,099
2006	5,085
2007	5,058
Thereafter	475

$25,890

In 2002, we recognized an early extinguishment of debt charge of $394,000, which included deferred financing costs associated with the extinguished debt.

6.	INCOME TAXES

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Management believes that it is more likely than not that we will realize the full benefit of our deferred tax assets on the basis of our evaluation of our anticipated profitability over the years in which the net operating loss carry-forwards may be used and when the underlying temporary differences are expected to become tax deductions.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At December 30, 2001 and December 29, 2002, respectively, for income tax return purposes, we had estimated net state operating loss carry-forwards of approximately $3,380,000 and $7,953,000. If not used, the remaining carry-forwards will begin to expire in 2014.

The provision for income taxes consisted of the following for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 (in thousands):

	2000	2001	2002
Current: federal	$(1,099)	$(2,122)	$(1,481)
State	(623)	(376)	(551)
Deferred: federal	(2,022)	(1,135)	(2,450)
State	(178)	(204)	(67)

Provision for income taxes	$(3,922)	$(3,837)	$(4,549)

The reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 is as follows (in thousands):

	2000	2001	2002
Tax expense computed at statutory rates	$(3,809)	$(3,622)	$(4,266)
State taxes, net of federal effect	(529)	(383)	(409)
Tip credit—FICA	299	344	518
Other	117	(176)	(392)

	$(3,922)	$(3,837)	$(4,549)

The tax effect of significant temporary differences representing deferred tax (liabilities) assets is as follows as of December 30, 2001 and December 29, 2002 (in thousands):

	2001	2002
Current:
Inventory	$(1,186)	$(1,570)
Unearned revenue	87
KEYSOP Plan		141
Other	(159)	(95)

	$(1,258)	$(1,524)

Non-current:
Property and equipment	$(875)	$(3,659)
Pre-opening costs	358	163
Net operating loss carry-forwards and other tax credits	804	1,826
Goodwill		(304)
Deferred rent	200	294
Capitalized interest		(95)
Other	98	108

	$585	$(1,667)

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	2000	2001	2002
Net income	$7,284	$6,818	$7,996

Basic weighted average common shares outstanding average shares	13,124,182	15,910,473	16,498,204
Effect of dilutive securities:
Stock warrants	13,627
Stock options	437,953	545,960	381,451

Diluted weighted average common shares assumed outstanding	13,575,762	16,456,433	16,879,655

Basic net income per common share	$0.56	$0.43	$0.48

Diluted net income per common share	$0.54	$0.41	$0.47

Diluted income per common share excludes the following due to their antidilutive effect:

	2000		2001		2002
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Stock options	14,500	$15.33	57,875	$16.62	712,280	$12.49
Convertible subordinated debentures	22,992	7.20

8.	EMPLOYEE BENEFIT PLANS

Our employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in our 401(k) Plan. Under the provisions of the plan, we may, at our discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. We made no contributions during 2000, 2001 or 2002.

Our employee stock purchase plan enables eligible employees to purchase our common stock at 85% of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with us for at least one year and to have averaged 20 hours per week during the prior year. Shares were issued as follows:

	2000	2001	2002
Shares purchased	16,800	17,967	40,006
Share high	$13.28	$18.49	$15.14
Share low	$8.66	$9.54	$6.06

In January 2002, we established a Key Employee Stock Ownership Plan (KEYSOP) that enables certain employees the option to purchase mutual fund investments. The Board of Directors determines participation in the KEYSOP. Options granted under the KEYSOP (typically 5 years) vest as determined by the Board of Directors and are exercisable after a 6-month waiting period but no later than 15 years from the grant date.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Eligible employees are also allowed to allocate up to 100% of their bonus and/or base compensation into the KEYSOP. Eligible employees can exercise an option to purchase these mutual fund investments by paying 25% of the investment’s fair value at grant date. We adopted a hedging policy to purchase the full value of the option grant at the time of issuance. At December 29, 2002, we had $1,523,000 in invested assets to hedge current and future obligations under the KEYSOP and recognized a related liability of $1,096,000 for obligations due to KEYSOP participants.

9.	COMMITMENTS AND CONTINGENCIES

Leases—We are obligated under various operating leases for restaurant and storage space and equipment. Generally, the base lease terms are between five and 25 years. Certain of the leases provide for additional rents based on a percentage of annual sales in excess of stipulated minimums. The leases also require us to pay our pro rata share of real estate taxes, operating expenses, and common area costs. In addition, we have received lease incentives in connection with certain leases. We are recognizing the benefits related to the lease incentives on a straight-line basis over the applicable lease term. We have recorded deferred rent related to these lease incentives of $505,000 at December 30, 2001 and $855,000 at December 29, 2002.

Total rent expense, including base rent and percentage rent, was $6,378,000 in 2000, $9,287,000 in 2001 and $13,561,000 in 2002.

Approximate future minimum lease obligations, including units that are not yet open and excluding percentage rents, at December 29, 2002 are as follows (in thousands):

2003	$ 14,901
2004	16,138
2005	16,473
2006	16,178
2007	15,810
Thereafter	75,036

Total future minimum base rents	$154,536

Litigation—We are subject to certain legal actions arising in the normal course of business, none of which is expected to have a material effect on our results of operations, financial condition or cash flows.

10.	RELATED-PARTY TRANSACTIONS

Management Agreement—In 2000, we entered into a management agreement with a member of our Board of Directors to provide for certain management and administrative services. Management fees of approximately $111,000 in 2000, $91,000 in 2001 and $131,000 in 2002 were paid to such director.

Consulting Fees—The son of a member of our Board of Directors performs architectural and design-related services for us. We paid to him consulting fees of $322,000 in 2000, $297,000 in 2001 and $164,000 in 2002.

Purchase of Inventory—We entered into a vendor relationship with Parasole Restaurant Holdings, Inc., a company owned by two members of our Board, whereby we purchase bread products and a majority of the dessert products offered at our Minneapolis-Saint Paul metropolitan area restaurants. We purchase the products at rates which management believes approximate market rates. The relationship was terminated in 2000. We purchased $92,000 in bakery products in 2000.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Employment Agreements—We entered into an employee agreement with our Chief Executive Officer on July 22, 1996, which was subsequently amended and restated in February 1999, and further amended in September 2000, December 2002, and March 2003. The agreement as amended provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the Compensation Committee of the Board of Directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments of 12 to 24 months. The agreement expires on December 31, 2005.

We entered into employee agreements with both our Executive Vice President and Chief Financial Officer and Chief Operations Officer in December 2002. Each agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the Compensation Committee of the Board of Directors). Each agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments of 12 to 18 months. The agreements expire on December 31, 2005.

Employee Loan—In March 2001, we entered into a $150,000 unsecured loan with one of our officers. The loan accrued interest at a rate of 8% per annum with a term of two years. The full loan amount and interest were forgiven in 2002 and recorded as a general and administrative expense.

11.	SHAREHOLDERS’ EQUITY

Warrants—In 1996 and 1997 we issued warrants to placement agents and debt holders in connection with the issuance of debt and equity securities. The fair market value of the warrants was recorded as additional paid-in capital. The remaining warrants of 14,757, priced at $0.01, were exercised or surrendered during 2000. No warrants are outstanding at December 31, 2000, December 30, 2001 or December 29, 2002.

Stock Option Plans— Our 1996 Incentive Stock Option Plan (the 1996 Plan) allows our Board of Directors to grant options to purchase shares of our stock to eligible employees for both incentive and non-statutory stock options. Options granted under the 1996 Plan vest as determined by the Board of Directors (generally five years) and are exercisable for a term not to exceed ten years. The Board of Directors and shareholders approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan and as a result of these amendments, the aggregate number of shares available for issuance under the 1996 Plan has been increased to 3,050,000.

During 2000, we adopted the 2000 Stock Incentive Plan (the 2000 Plan); pursuant to which options to acquire an aggregate of 300,000 shares of our common stock may be granted to eligible employees. Our officers and directors are explicitly excluded from participation in the 2000 Plan.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of our stock options is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant
Outstanding, December 26, 1999	1,324,774	$7.96	$1.13-16.50	54,929

Granted	546,000	12.11	8.88-16.63
Exercised	(229,934)	5.00	1.13-10.69
Terminated	(125,446)	9.01	5.63-16.63

Outstanding, December 31, 2000	1,515,394	9.82	4.50-16.63	190,813
Granted	506,733	13.75	11.22-17.55
Exercised	(207,265)	7.58	5.63-12.94
Terminated	(56,968)	12.19	5.63-16.50

Outstanding, December 30, 2001	1,757,894	11.13	4.50-17.55	202,363
Granted	844,650	8.12	6.46-15.81
Exercised	(220,275)	7.45	5.63-13.75
Terminated	(131,300)	11.40	6.46-15.31

Outstanding, December 29, 2002	2,250,969	10.34	4.50-17.55	173,432

Exercisable, December 29, 2002	797,359	$11.67	$4.50-17.55

Information regarding options outstanding and exercisable at December 29, 2002 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
4.50 – 6.49	608,790	9.1	$6.43	36,790	$5.48
6.50 – 10.99	381,919	6.8	8.71	179,643	8.56
11.00 – 12.12	496,800	7.5	11.37	216,086	11.40
12.13 – 12.94	495,960	7.7	12.88	201,840	12.90
12.95 – 17.55	267,500	8.7	14.96	163,000	15.35

4.50 – 17.55	2,250,969	8.0	$10.34	797,359	$11.67

We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, our net income would have been decreased to the following pro forma amounts for 2000, 2001, and 2002 (in thousands, except for per share data):

	2000	2001	2002
Net income applicable to common stock:
As reported	$7,284	$6,818	$7,996
Pro forma	6,595	5,615	5,636
Net income per common share, basic:
As reported	$0.56	$0.43	$0.48
Pro forma	0.50	0.35	0.34
Net income per common share, diluted:
As reported	$0.54	$0.41	$0.47
Pro forma	0.49	0.34	0.33

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

	2000	2001	2002
Dividend yields	None	None	None
Expected volatility	63.7%	61.9%	64.6%
Expected life of option	7 years	7 years	7 Years
Risk-free interest rate	6.13%	4.88%	4.30%

Paisano Partner Program—Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase $20,000 of our common stock. We allow the Paisano Partners the option to finance the initial stock purchase with a full recourse loan over five years at a fixed interest rate of 8%. At December 30, 2001 and December 29, 2002, the notes receivable balances related to this financing of $934,000 and $1,118,000, respectively, were included as contra-equity. At December 30, 2001 and December 29, 2002, 151,867 and 217,260 shares of common stock were issued under this program.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended (in thousands):

	2000	2001	2002
Cash paid during year for:
Interest	$497	$288	$1,017
Income taxes	1,016	1,659	1,213
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	460	619	643
Shareholder receivable reduction due to retirement of stock	160	160	180
Conversion of convertible subordinated debentures to common stock	660

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13.	SELECTED QUARTERLY DATA (Unaudited)

Amounts are in thousands, except share and per share data.

	For the Thirteen Weeks Ended
	April 1, 2001	July 1, 2001	September 30, 2001	December 30, 2001
Restaurant sales	$39,490	$43,677	$44,156	$48,312
Restaurant costs	33,159	36,507	38,643	40,981
Operating income	2,563	3,713	40	3,964
Earnings before income taxes	2,622	3,920	164	3,949
Net income	$1,640	$2,469	$103	$2,606

Earnings per share:
Basic	$0.11	$0.15	$0.01	$0.16

Diluted	$0.11	$0.15	$0.01	$0.16

Weighted average shares outstanding:
Basic	14,871,503	16,221,879	16,263,504	16,284,007

Diluted	15,559,532	16,962,276	16,700,274	16,603,650

	For the Thirteen Weeks Ended
	March 31, 2002	June 30, 2002	September 29, 2002	December 29, 2002
Restaurant sales	$56,312	$60,914	$59,515	$63,518
Restaurant costs	48,245	51,781	53,011	54,076
Operating income	3,600	4,808	2,035	3,534
Earnings before income taxes	3,399	4,517	1,876	2,753
Net income	$2,141	2,846	1,216	$1,793

Earnings per share:
Basic	$0.13	$0.17	$0.07	$0.11

Diluted	$0.13	$0.17	$0.07	$0.11

Weighted average shares outstanding:
Basic	16,338,010	16,438,307	16,583,103	16,618,428

Diluted	16,971,889	17,067,934	16,734,889	16,743,908

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws of the Registrant. (2)	Incorporated by Reference

4.1	Specimen of Common Stock certificate. (3)	Incorporated by Reference

10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended.* (4)	Incorporated by Reference

10.2	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies.*(5)	Incorporated by Reference

10.3	Stock Option Plan for Non-Employee Directors.* (6)	Incorporated by Reference

10.4	BUCA, Inc. 401(k) Plan. (7)	Incorporated by Reference

10.5	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (8)	Incorporated by Reference

10.6	Securities Purchase Agreement dated as of October 13, 1998 between the Registrant and the Purchasers. (9)	Incorporated by Reference

10.7	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto,*(10)	Incorporated by Reference

10.8	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto.*(11)	Incorporated by Reference

10.9	Amendment No. 2 to Amended and Restated Employment Agreement dated as of December 9, 2002 between the Registrant and Joseph P. Micatrotto.*	Filed Electronically

10.10	Amendment No. 3 to Amended and Restated Employment Agreement dated as of March 24, 2003 between the Registrant and Joseph P. Micatrotto.*	Filed Electronically

10.11	Employment Agreement, dated as of December 9, 2002 between the Registrant and Greg A. Gadel.*	Filed Electronically

10.12	Employment Agreement, dated as of December 9, 2002 between the Registrant and Joseph J. Kohaut.*	Filed Electronically

10.13	Amended and Restated BUCA Key Employee Share Option Plan (as amended as of January 13, 2003).*	Filed Electronically

10.14	Form of Option Agreement for BUCA Key Employee Share Option Plan (Outright Awards) with schedule of awards to BUCA’s executive officers attached).* (12)	Incorporated by Reference

10.15	Form of Option Agreement for BUCA Key Employee Share Option Plan (Awards based on Deferred Compensation) with schedule of awards to BUCA’s executive officers attached).* (13)	Incorporated by Reference

10.16	BUCA, Inc. Employee Stock Purchase Plan. (14)	Incorporated by Reference

10.17	Asset Purchase Agreement dated as of December 17, 2001 between Registrant and the Sellers name therein. (15)	Incorporated by Reference

10.18

Revolving Credit and Term Loan Agreement, dated as of September 30, 2002, by and among the Registrant, the Guarantors named therein, Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A. and U.S. Bank National Association. (16)

Incorporated by Reference

21.1	Subsidiaries of the Registrant	Filed Electronically

Exhibit	Description	Method of Filing

23.1	Consent of Deloitte & Touche LLP	Filed Electronically

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-65130), filed with the Commission on July 13, 2001.
(5)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(7)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(8)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(9)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(11)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(13)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(14)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(15)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2001.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.