Form 10-Q
period 2003-03-30
BUCA INC /MN
filed 2003-05-12
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2003.

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

Yes   X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes   X       No

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,691,640 shares outstanding as of May 2, 2003.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1.     Financial Statements

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 30, 2003	December 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,076	$3,408
Accounts receivable	2,585	2,673
Inventories	6,505	6,218
Prepaid expenses and other	3,190	3,078

Total current assets	15,356	15,377

PROPERTY AND EQUIPMENT, net	186,913	181,587
OTHER ASSETS	8,692	8,707
GOODWILL	11,759	11,759

	$222,720	$217,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,097	$13,457
Accrued expenses and other	11,108	13,702
Line of credit	14,000	4,000
Current maturities of long-term debt and capital leases	5,081	5,082

Total current liabilities	40,286	36,241

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	20,770	20,808
OTHER LIABILITIES	3,693	3,618

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 30,000,000 authorized; 16,678,209 and
16,615,919 shares issued and outstanding, respectively	167	166
Additional paid-in capital	150,358	150,030
Retained earnings	8,781	7,685

	159,306	157,881
Notes receivable from shareholders	(1,335)	(1,118)

	157,971	156,763

	$222,720	$217,430

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
Restaurant sales	$62,345	$56,312

Restaurant costs:
Product	15,042	14,148
Labor	20,725	18,363
Direct and occupancy	15,403	12,735
Depreciation and amortization	3,780	2,999

Total restaurant costs	54,950	48,245
General and administrative expenses	4,484	3,439
Pre-opening costs	884	1,028

Operating income	2,027	3,600
Interest income	25	53
Interest expense	(389)	(254)

Income before income taxes	1,663	3,399
Provision for income taxes	(565)	(1,258)

Net income	$1,098	$2,141

Basic:
Net income per share	$0.07	$0.13

Weighted average common shares outstanding	16,649,686	16,338,010

Diluted:
Net income per share	$0.07	$0.13

Weighted average common shares assumed outstanding	16,655,110	16,971,889

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,098	$2,141
Depreciation and amortization	3,780	2,999
Tax benefit on option exercises		281
Change in assets and liabilities:
Accounts receivable	88	(37)
Inventories	(287)	(599)
Prepaid expenses and other	(113)	241
Accounts payable	(3,360)	(1,026)
Accrued expenses and other	(2,595)	(2,513)
Other	75	88

Net cash (used in) provided by operating activities	(1,314)	1,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,105)	(12,272)
Decrease (increase) in other assets	14	(1,501)
Purchase of restaurant concept		(20,558)

Net cash used in investing activities	(9,091)	(34,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	10,000	3,000
Proceeds from issuance of long-term debt		20,275
Principal payments on long-term debt and capital leases	(38)	(14)
Collection on notes receivable from shareholders	7	33
Net proceeds from issuance of common stock	104	885

Net cash provided by financing activities	10,073	24,179

NET CHANGE IN CASH AND CASH EQUIVALENTS	(332)	(8,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,076	$3,867

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (“we”, “us”, or “our”) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At March 30, 2003, we had 97 restaurants located in 28 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen weeks ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

The balance sheet at December 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes for the fiscal year ended December 29, 2002 included in our Annual Report on Form 10-K.

2.	NET INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table sets forth the calculation of basic and diluted net income per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
Numerator:
Basic and diluted net income	$1,098	$2,141

Denominator:
Weighted average shares outstanding – basic	16,649,686	16,338,010
Stock options	5,424	633,879

Weighted average shares assumed outstanding – diluted	16,655,110	16,971,889

Basic net income per common share	$0.07	$0.13

Diluted net income per common share	$0.07	$0.13

3.	STOCK-BASED COMPENSATION

We have chosen to continue to account for stock-based compensation using the intrinsic value prescribed by Accounting Principles Board Option No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for our Employee Stock Purchase Plan, 1996 Stock Incentive Plan and 2000 Stock Incentive Plan been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” our

net income would have been decreased to the following pro-forma amounts as follows (in thousands, except for per share data):

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
Net income
As reported	$1,098	$2,141
Pro forma	454	1,577
Net income per common share, basic:
As reported	$0.07	$0.13
Pro forma	0.03	0.10
Net income per common share, diluted:
As reported	$0.07	$0.13
Pro forma	0.03	0.09

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This standard did not have any impact on our financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 123. Disclosures required under SFAS No. 148 and No. 123 are provided in Note 3 to our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At March 30, 2003, we owned and operated 88 Buca di Beppo and nine Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and South Philadelphia in the 1940’s.

Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, 17 in each of 2000 and 2001, and 14 in 2002. In January 2002, we acquired the assets of nine Vinny T’s of Boston restaurants. We intend to open 13 new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2003. Through May 7, 2003, we have opened nine new Buca di Beppo restaurants. Of the remaining five locations, all have leases signed and are under construction.

In an effort to continue attracting smaller parties at our Buca di Beppo restaurants, we have introduced a BUCA Dinner for Two menu category. Our BUCA Dinner for Two menu category pairs a salad, two pasta selections, and reduced portions of an entrée item for a complete meal, allowing smaller groups of diners to enjoy a wider selection of our food each time they visit.

We implemented a price increase of approximately 1.5% at our Buca di Beppo restaurants on the first day of fiscal 2003 and a price increase of approximately 2.5% at our Vinny T’s of Boston restaurants at the beginning of March 2003.

Our restaurant sales are comprised of the sale of food, beverage and retail items. Our calculation of comparable restaurant sales includes restaurants open for 18 full calendar months. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest income includes the interest income on invested assets. Interest expense includes the cost of interest expense on debt. The provision for income taxes represents our estimate of total income taxes to be paid to the federal and state governments based upon our pre-tax income for the period.

Results of Operations

Our operating results for the thirteen-week periods ended March 30, 2003 and March 31, 2002 expressed as a percentage of restaurant sales were as follows:

	March 30, 2003	March 31, 2002
Restaurant sales (in 000’s)	$62,345	$56,312
Restaurant costs
Product	24.1%	25.1%
Labor	33.2%	32.6%
Direct and occupancy	24.7%	22.6%
Depreciation and amortization	6.1%	5.3%

Total restaurant costs	88.1%	85.7%
General and administrative expenses	7.2%	6.1%
Pre-opening costs	1.4%	1.8%

Operating income	3.3%	6.4%
Interest income	0.0%	0.1%
Interest expense	(0.6)%	(0.5)%

Income before income taxes and other	2.7%	6.0%
Provision for income taxes	(0.9)%	(2.2)%

Net income	1.8%	3.8%

Thirteen Weeks Ended March 30, 2003 Compared to the Thirteen Weeks Ended March 31, 2002

Restaurant Sales. Restaurant sales increased by $6.0 million, or 10.7%, to $62.3 million in the first quarter of fiscal 2003 from $56.3 million in the first quarter of fiscal 2002. The increase was the result of sales from new Buca di Beppo restaurants. Our Buca di Beppo restaurants’ comparable restaurant sales decreased 4.8 percent in the first quarter of fiscal 2003. Vinny T’s of Boston’s comparable restaurant sales decreased 9.2 percent in the first quarter of fiscal 2003. We expect Buca di Beppo’s and Vinny T’s comparable restaurant sales to each be negative in the second quarter of fiscal 2003.

Product. Product costs increased by $0.9 million to $15.0 million in the first quarter of fiscal 2003 from $14.1 million in the first quarter of fiscal 2002. Product costs as a percentage of restaurant sales decreased to 24.1% in the first quarter of fiscal 2003 from 25.1% in the first quarter of fiscal 2002. This decrease as a percentage of sales resulted primarily from the price increases taken at both Buca di Beppo and Vinny T’s of Boston in the first quarter, a reduction in produce costs and stronger purchasing contracts for a number of key products. We expect product costs as a percentage of sales for the remainder of fiscal 2003 to be at or below the product cost percentage in the comparable fiscal 2002 periods.

Labor. Labor costs increased by $2.3 million to $20.7 million in the first quarter of fiscal 2003 from $18.4 million in the first quarter of fiscal 2002. Labor costs increased as a percentage of restaurant sales to 33.2% in the first quarter of fiscal 2003 from 32.6% in the first quarter of fiscal 2002. Management payroll and benefit costs, which are primarily fixed in nature, as a percentage of sales were negatively impacted by 80 basis points due to the decline in average weekly sales from fiscal 2002 to fiscal 2003. Hourly labor improved as a percentage of sales by 20 basis points from fiscal 2002 to fiscal 2003. We expect labor costs in the second quarter of fiscal 2003 to increase as a percentage of sales from the second quarter of fiscal 2002 due to the expected decline in average weekly sales from the comparable prior year period.

Direct and Occupancy. Direct and occupancy costs increased by $2.7 million to $15.4 million in the first quarter of fiscal 2003 from $12.7 million in the first quarter of fiscal 2002. Direct and occupancy costs increased as a percentage of restaurant sales to 24.7% in the first quarter of fiscal 2003 from 22.6% in the first quarter of fiscal 2002. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to declining average weekly restaurant sales and rising insurance costs. We anticipate direct and occupancy costs in the second quarter of fiscal 2003 to increase as a percentage of sales over the second quarter of fiscal 2002 due to increased marketing spending, rising insurance costs and the expected decline in average weekly sales from the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.8 million to $3.8 million in the first quarter of fiscal 2003 from $3.0 million in the first quarter of fiscal 2002. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $1.1 million to $4.5 million in the first quarter of fiscal 2003 from $3.4 million in the first quarter of fiscal 2002. General and administrative expenses as a percentage of restaurant sales increased to 7.2% in the first quarter of fiscal 2003 from 6.1% in the first quarter of fiscal 2002. The increase in general and administrative expenses, as a percentage of sales was primarily due to increases in personnel, particularly in operations and food and beverage. We anticipate general and administrative expenses in the second quarter of fiscal 2003 to increase as a percentage of sales as compared to the second quarter of fiscal 2002.

Pre-opening Costs. Pre-opening costs decreased by $144,000 to $884,000 in the first quarter of fiscal 2003 from $1,028,000 in the first quarter of fiscal 2002. Pre-opening costs decreased as a percentage of sales to 1.4% in the first quarter of fiscal 2003 from 1.8% in the first quarter of fiscal 2002. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs on a per restaurant basis and to increased sales on a larger base of restaurants. We expect pre-opening costs in the second quarter of fiscal 2003 to decrease in dollars and as a percentage of sales from the second quarter of fiscal 2002.

Interest Income. Interest income decreased by $28,000 to $25,000 in the first quarter of fiscal 2003 from $53,000 in the first quarter of fiscal 2002. The decrease in interest income resulted from less invested assets during the first quarter of fiscal 2003 than during the first quarter of fiscal 2002. We expect interest income for the remainder of fiscal year 2003 to remain flat as compared to the similar period of fiscal year 2002.

Interest Expense. Interest expense increased $135,000 to $389,000 in the first quarter of fiscal 2003 from $254,000 in the first quarter of fiscal 2002. The increase in interest expense primarily resulted from increased borrowings on our $25 million term loan and current $25 million line of credit facility. We expect interest expense to increase in the second quarter of fiscal 2003 from the second quarter of fiscal 2002 because of higher borrowings under our credit facility than the prior year comparable period.

Provision for Income Taxes. The provision for income taxes in the first quarter of fiscal 2003 represents our estimate of our income tax rate for fiscal 2003. We expect income taxes to be approximately 33 to 34% of pre-tax income for fiscal 2003.

Liquidity and Capital Resources

Net cash used in operating activities was $1.1 million in the first quarter of fiscal 2003 as compared to net cash provided by operating activities of $1.6 million in the first quarter of fiscal 2002. The majority of cash utilized in the first quarter of fiscal 2003 was for the payment of accounts payable and other accrued expenses. We expect to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $9.1 million in the first quarter of fiscal 2003 as compared with $12.3 million in the first quarter of fiscal 2002. In January 2002, we purchased nine Vinny T’s of Boston restaurants for approximately $21 million. We opened six new Buca di Beppo restaurants in the first quarter of fiscal 2003 as compared to seven new Buca di Beppo restaurants in the first quarter of 2002. We expect to open 14 new restaurants in 2003, nine of which have opened through May 7, 2003. Each new remodeled Buca di Beppo and Vinny T’s of Boston restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo and $200,000 for a Vinny T’s of Boston restaurant. Since 1999, we have been building restaurants based upon our prototype designs. These designs are expected to require between $1.5 million to $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash provided by financing operations was $10.1 million for the first quarter of fiscal 2003 compared with $24.2 million for the first quarter of fiscal 2002. Financing activities in the first quarter of fiscal 2003 consisted primarily of $10 million in line of credit borrowings. In the first quarter of fiscal 2002, we completed a $20 million term facility to fund the acquisition of Vinny T’s of Boston. The proceeds from financing activities in the first quarter of fiscal 2003 were used primarily to fund the development of new restaurants and general corporate purposes.

On October 11, 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The credit facility expires on December 31, 2007. We are required to repay $5 million annually in principal toward the term loan during fiscal 2003 through 2007. Principal payments are to be made on a quarterly basis. The credit facility bears interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00% (3.45% to 4.20% as of May 8, 2003), dependent upon our meeting certain financial ratios. We are required to pay 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital expenditures in fiscal 2003 to be approximately $35 million. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations and other available borrowings will be sufficient to fund our capital requirements through fiscal 2004. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Critical Accounting Policies

Our consolidated financial statements include accounts of BUCA, Inc and all of our wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have used our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Impairment of Goodwill

We assess the recoverability of goodwill that is related to our purchase of Vinny T’s of Boston at year-end and whenever events or changes in circumstance indicate the carrying value may not be recoverable. We test impairment at the concept level for this goodwill based upon the historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. A concept is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the concept is less than its carrying amount of fixed assets and goodwill. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the concept exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as undiscounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision.

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

Purchase Accounting

We account for our acquisitions under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations when available. Items not determinable by third-party estimates are based on management’s judgments and estimates. Our financial position and results from operations may be affected by changes in estimates and judgments.

Provision of Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, and the tax rate in which deferred taxes are recognized. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This standard did not have any impact on our financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 123. Disclosures required under SFAS No. No. 148 and 123 are provided in Note 3 to our consolidated financial statements.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the first quarter ended March 30, 2003 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.
•	Our comparable restaurant sales percentage could fluctuate as a result of general economic conditions, changes in consumer preferences or discretionary spending, or changes in our historical sales growth pattern.
•	The actual average weekly sales could be higher or lower that projected due to changes in revenue caused by general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.
•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, adverse weather conditions, governmental regulation, inflation and general economic conditions.
•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.
•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing utility costs, or general economic conditions.
•	General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.
•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.
•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.
•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.
•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.
•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.
•	Our capital requirements through fiscal 2004 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.
•	Our actual cash investment for building each restaurant based upon our prototype designs could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.
•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.
•	Additional factors that could cause actual results to differ include: risks associated with terrorism and our countries war on terrorism, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 29, 2002. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00%. At March 30, 2003, we had $39 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $390,000.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 2.5%, which is consistent with our average price increase of approximately 2% in fiscal 2003 and 1% in each of fiscal 2002 and fiscal 2001. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidated subsidiaries and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified and significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference
4.1	Specimen of Common Stock Certificate (3)	Incorporated By Reference
10.1	Amended and Restated BUCA Key Employee Share Option Plan (as amended as of January 13, 2003) (4)	Incorporated by Reference
10.2	Amendment No. 3 to Amended and Restated Employment Agreement dated as of March 24, 2003 between the Registrant and Joseph P. Micatrotto (5)	Incorporated by Reference
99.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

(4)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the period ended December 29, 2002.
(5)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the period ended December 29, 2002.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on January 3, 2003, disclosing under “Item 5 Other Events” that we issued a press release on January 3, 2003 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated January 2, 2003.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on January 16, 2003, disclosing under “Item 5 Other Events” certain information disclosed in our conference call held on January 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: May 12, 2003	by:	/s/ JOSEPH P. MICATROTTO

Joseph P. Micatrotto Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2003	by:	/s/ GREG A. GADEL

Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joseph P. Micatrotto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BUCA, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ GREG A. GADEL
Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)