Form 10-Q
period 2003-06-29
BUCA INC /MN
filed 2003-08-08
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 29, 2003.

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

Yes      X                No

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,760,407 shares outstanding as of August 1, 2003.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

PART 1.—FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 29, 2003	December 29, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,874	$3,408
Accounts receivable	2,656	2,673
Inventories	6,880	6,218
Prepaid expenses and other	3,250	3,078

Total current assets	14,660	15,377

PROPERTY AND EQUIPMENT, net	189,898	181,587
OTHER ASSETS	8,811	8,707
GOODWILL	11,759	11,759

	$225,128	$217,430

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,147	$13,457
Accrued expenses and other	10,809	13,702
Line of credit	14,000	4,000
Current maturities of long-term debt and capital leases	5,088	5,082

Total current liabilities	41,044	36,241

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	19,609	20,808
OTHER LIABILITIES	5,738	3,618

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 30,000,000 authorized; 16,748,765 and 16,615,919 shares issued and outstanding, respectively	167	166
Additional paid-in capital	150,707	150,030
Retained earnings	9,209	7,685

	160,083	157,881
Notes receivable from shareholders	(1,346)	(1,118)

	158,737	156,763

	$225,128	$217,430

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Restaurant sales	$64,971	$60,914	$127,316	$117,226
Restaurant costs:
Product	15,830	14,780	30,872	28,928
Labor	21,790	19,566	42,515	37,929
Direct and occupancy	17,048	14,109	32,452	26,844
Depreciation and amortization	4,100	3,326	7,879	6,325

Total restaurant costs	58,768	51,781	113,718	100,026

General and administrative expenses	4,465	3,668	8,949	7,107
Pre-opening costs	651	657	1,535	1,685

Operating income	1,087	4,808	3,114	8,408
Interest income	34	44	59	97
Interest expense	(542)	(335)	(931)	(589)

Income before income taxes	579	4,517	2,242	7,916
Provision for income taxes	(152)	(1,671)	(717)	(2,929)

Net income	$427	$2,846	$1,525	$4,987

Basic:
Net income per common share	$0.03	$0.17	$0.09	$0.30

Weighted average shares outstanding	16,720,812	16,438,307	16,685,652	16,392,907

Diluted:
Net income per common share	$0.03	$0.17	$0.09	$0.29

Weighted average shares assumed outstanding	16,731,309	17,067,934	16,693,209	17,019,912

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,525	$4,987
Depreciation and amortization	7,879	6,325
Tax benefit on option exercises	12	850
Change in assets and liabilities:
Accounts receivable	17	3
Inventories	(662)	(923)
Prepaid expenses and other	(172)	269
Accounts payable	(2,310)	(1,436)
Accrued expenses and other	(2,893)	(3,255)
Other	70	152

Net cash provided by operating activities	3,466	6,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,464)	(22,291)
Sale of property and equipment	3,325
Decrease (increase) in other assets	45	(1,647)
Purchase of restaurants		(20,429)

Net cash used in investing activities	(14,094)	(44,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	23,500	5,000
Principal payments on line of credit borrowings	(13,500)
Proceeds from issuance of debt and capital leases	106	20,275
Principal payments on debt and capital leases	(1,299)	(46)
Financing costs	(151)	(247)
Collection on notes receivable from shareholders	72	133
Net proceeds from issuance of common stock	366	1,665

Net cash provided by financing activities	9,094	26,780

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,534)	(10,615)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,874	$1,829

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us, or, our) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At June 29, 2003, we had 101 restaurants located in 29 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and twenty-six weeks ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

2.    OTHER ASSETS

Other assets consisted of the following as of June 29, 2003 and December 29, 2002 (in thousands):

	June 29, 2003	December 29, 2002
Liquor license	2,151	2,189
Loan and lease acquisition costs	2,284	2,133
KEYSOP investment account	1,638	1,523
Unvested KEYSOP obligations	1,030	1,026
Escrow deposits	649	729
Trademarks	906	580
Other	702	856

	9,360	9,036
Accumulated amortization	(549)	(329)

	8,811	8,707

Amortization expense related to other assets was $219,000 and $175,000 for the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively. The estimated amortization expense for each of the next five years is approximately $414,000 per year, based upon the Company’s current other asset balances.

3.    NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table sets forth the calculation of basic and diluted net income per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Numerator:
Basic and diluted net income	$427	$2,846	$1,525	$4,987

Denominator:
Weighted average shares outstanding – basic	16,720,812	16,438,307	16,685,652	16,392,907
Stock options	10,497	629,627	7,557	627,005

Weighted average shares assumed outstanding – diluted	16,731,309	17,067,934	16,693,209	17,019,912

Basic net income per common share	$0.03	$0.17	$0.09	$0.30

Diluted net income per common share	$0.03	$0.17	$$0.09	$0.29

4.    STOCK-BASED COMPENSATION

We have chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed by Accounting Principles Board Option No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for our Employee Stock Purchase Plan, 1996 Stock Incentive Plan and 2000 Stock Incentive Plan been determined using a fair value based method as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income would have been decreased to the following pro-forma amounts as follows (in thousands, except for per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income (loss)
As reported	$427	$2,846	$1,525	$4,987

Pro forma	(221)	2,291	229	3,875

Net income (loss) per common share, basic:
As reported	$0.03	$0.17	$0.09	$0.30

Pro forma	(0.01)	0.14	0.01	0.24

Net income (loss) per common share, diluted:
As reported	$0.03	$0.17	$0.09	$0.29

Pro forma	(0.01)	0.13	0.01	0.23

5.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 123. Disclosures required under SFAS No. 148 and No. 123 are provided in Note 4 to our consolidated financial statements.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the twenty-six week periods ended (in thousands):

	June 29, 2003	June 30, 2002
Cash paid during period for:
Interest	$1,121	$410
Income taxes	184	1,140
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	540	300
Shareholder receivable reduction due to retirement of stock	240	20

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At June 29, 2003, we owned and operated 92 Buca di Beppo and nine Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and South Philadelphia in the 1940’s.

Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, 17 in each of 2000 and 2001, and 14 in 2002. In January 2002, we acquired the assets of nine Vinny T’s of Boston restaurants. We intend to open 13 new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2003. Through July 30, 2003, we have opened 11 new Buca di Beppo restaurants. Of the remaining three locations, all have leases signed and are under construction. In fiscal 2004, we expect to open up to eight new restaurants.

In an effort to attract smaller parties at our Buca di Beppo restaurants, we have introduced a BUCA Dinner for Two menu category. Our BUCA Dinner for Two menu category pairs a salad, two pasta selections, and reduced portions of an entrée item for a complete meal, allowing smaller groups of diners to enjoy a wider selection of our food each time they visit.

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

Results of Operations

Our operating results for the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Restaurant sales (dollar amount, in thousands)	$64,971	$60,914	$127,316	$117,226
Restaurant costs:
Product	24.4%	24.3%	24.2%	24.7%
Labor	33.5%	32.1%	33.4%	32.4%
Direct and occupancy	26.2%	23.2%	25.5%	22.9%
Depreciation and amortization	6.3%	5.5%	6.2%	5.4%

Total restaurant costs	90.5%	85.0%	89.3%	85.3%

General and administrative expenses	6.9%	6.0%	7.0%	6.1%
Pre-opening costs	1.0%	1.1%	1.2%	1.4%

Operating income	1.7%	7.9%	2.4%	7.2%
Interest income	0.1%	0.1%	0.0%	0.1%
Interest expense	(0.8)%	(0.5)%	(0.7)%	(0.5)%

Income before income taxes	0.9%	7.4%	1.8%	6.8%
Provision for income taxes	(0.2)%	(2.7)%	(0.6)%	(2.5)%

Net income	0.7%	4.7%	1.2%	4.3%

Thirteen Weeks Ended June 29, 2003 Compared to the Thirteen Weeks Ended June 30, 2002

Restaurant Sales. Restaurant sales increased by $4.1 million, or 6.7%, to $65.0 million in the second quarter of fiscal 2003 from $60.9 million in the second quarter of fiscal 2002. The increase was the result of sales from new Buca di Beppo restaurants. Buca di Beppo’s comparable restaurant sales decreased 6.6% in the second quarter of fiscal 2003. Vinny T’s of Boston’s comparable restaurant sales decreased 8.6% in the second quarter of fiscal 2003. Consolidated average weekly sales declined 7.5% to $50,500 in the second quarter of fiscal 2003 from $54,600 in the second quarter of fiscal 2002. The decreases in comparable restaurant sales and average weekly sales were primarily the result of a decrease in guest counts. We expect Buca di Beppo and Vinny T’s comparable restaurant sales to each be negative in the third quarter of fiscal 2003.

Product. Product costs increased by $1.0 million to $15.8 million in the second quarter of fiscal 2003 from $14.8 million in the second quarter of fiscal 2002. Product costs as a percentage of restaurant sales increased slightly to 24.4% in the second quarter of fiscal 2003 from 24.3% in the second quarter of fiscal 2002. We expect product costs as a percentage of sales for the remainder of fiscal 2003 to be slightly higher than the product cost percentage in the comparable fiscal 2002 periods.

Labor. Labor costs increased by $2.2 million to $21.8 million in the second quarter of fiscal 2003 from $19.6 million in the second quarter of fiscal 2002. Labor costs increased as a percentage of restaurant sales to 33.5% in the second quarter of fiscal 2003 from 32.1% in the second quarter of fiscal 2002. The decline in average weekly sales at Buca di Beppo and Vinny T’s of Boston caused hourly labor as a percentage of sales to increase by 60 basis points, management compensation as a percentage of sales to increase by 30 basis points, and payroll taxes and benefits as a percentage of sales to increase by 50 basis points, each as compared to the second quarter of fiscal 2003. We expect labor costs in the third quarter of fiscal 2003 to increase as a percentage of sales from the third quarter of fiscal 2002 due to the expected decline in average weekly sales from the comparable prior year period.

Direct and Occupancy. Direct and occupancy costs increased by $2.9 million to $17.0 million in the second quarter of fiscal 2003 from $14.1 million in the second quarter of fiscal 2002. Direct and occupancy costs increased as a percentage of restaurant sales to 26.2% in the second quarter of fiscal 2003 from 23.2% in the second quarter of fiscal 2002. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to declining average weekly restaurant sales and rising insurance costs. We anticipate direct and occupancy costs in the third quarter of fiscal 2003 to increase as a percentage of sales over the third quarter of fiscal 2002 due to the expected decline in average weekly sales from the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.8 million to $4.1 million in the second quarter of fiscal 2003 from $3.3 million in the second quarter of fiscal 2002. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $0.8 million to $4.5 million in the second quarter of fiscal 2003 from $3.7 million in the second quarter of fiscal 2002. General and administrative expenses as a percentage of restaurant sales increased to 6.9% in the second quarter of fiscal 2003 from 6.0% in the second quarter of fiscal 2002. The increase in general and administrative expenses, as a percentage of sales, was primarily due to legal costs related to the settlement of several claims. We anticipate general and administrative expenses in the third quarter of fiscal 2003 to increase as a percentage of sales as compared to the third quarter of fiscal 2002.

Pre-opening Costs. Pre-opening costs of $0.7 million in the second quarter of fiscal 2003 remained consistent with the costs incurred in the second quarter of fiscal 2002. Pre-opening costs decreased as a percentage of sales to 1.0% in the second quarter of fiscal 2003 from 1.1% in the second quarter of fiscal 2002. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs on a per restaurant basis and due to increased sales on a larger base of restaurants. We expect pre-opening costs in the third quarter of fiscal 2003 to remain constant in dollars and as a percentage of sales from the third quarter of fiscal 2002.

Interest Income. Interest income decreased by $10,000 to $34,000 in the second quarter of fiscal 2003 from $44,000 in the second quarter of fiscal 2002. The decrease in interest income resulted from less invested assets during the second quarter of fiscal 2003 than during the second quarter of fiscal 2002. We expect interest income for the remainder of fiscal year 2003 to remain flat as compared to the similar period of fiscal year 2002.

Interest Expense. Interest expense increased $207,000 to $542,000 in the second quarter of fiscal 2003 from $335,000 in the second quarter of fiscal 2002. The increase in interest expense primarily resulted from increased borrowings on our credit facility in the second quarter of fiscal 2003, compared to the second quarter of fiscal 2002. We expect interest expense to increase in the third quarter of fiscal 2003 from the third quarter of fiscal 2002 because of anticipated higher borrowings under our credit facility than the prior year comparable period.

Provision for Income Taxes. The provision for income taxes in the second quarter of fiscal 2003 represents our estimate of our income tax rate for fiscal 2003. Our effective tax rate has decreased due to the impact of our FICA tip credit and other credits, which are primarily fixed in nature, on our declining taxable income. We expect income taxes to be approximately 32% of pre-tax income for fiscal 2003.

Twenty-Six Weeks Ended June 29, 2003 Compared to the Twenty-Six Weeks Ended June 30, 2002

Restaurant Sales. Restaurant sales increased by $10.1 million, or 8.6%, to $127.3 million in the first half of fiscal 2003 from $117.2 million in the first half of fiscal 2002. The increase was the result of sales from new Buca di Beppo restaurants. Our Buca di Beppo restaurants’ comparable restaurant sales decreased 5.7% in the first half of fiscal 2003. Vinny T’s of Boston’s comparable restaurant sales decreased 8.9% in the first half of fiscal 2003. Consolidated average weekly sales declined 6.8% to $50,900 for the first half of fiscal 2003 from $54,600 for the first half of fiscal 2002. The decreases in comparable restaurant sales and average weekly sales were primarily the result of a decrease in guest counts.

Product. Product costs increased by $2.0 million to $30.9 million in the first half of fiscal 2003 from $28.9 million in the first half of fiscal 2002. Product costs as a percentage of restaurant sales decreased to 24.2% in the first half of fiscal 2003 from 24.7% in the first half of fiscal 2002. This decrease as a percentage of sales resulted primarily from the price increases taken at both Buca di Beppo and Vinny T’s of Boston in the first quarter, a reduction in produce costs and stronger purchasing contracts for a number of key products.

Labor. Labor costs increased by $4.6 million to $42.5 million in the first half of fiscal 2003 from $37.9 million in the first half of fiscal 2002. Labor costs increased as a percentage of restaurant sales to 33.4% in first half of fiscal 2003 from 32.4% in the first half of fiscal 2002. Management payroll and benefit costs, which are primarily fixed in nature, as a percentage of sales were negatively impacted by 80 basis points due to the decline in average weekly sales from fiscal 2002 to fiscal 2003.

Direct and Occupancy. Direct and occupancy costs increased by $5.6 million to $32.5 million in the first half of fiscal 2003 from $26.8 million in the first half of fiscal 2002. Direct and occupancy costs increased as a percentage of restaurant sales to 25.5% in the first half of fiscal 2003 from 22.9% in the first half of fiscal 2002. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to declining average weekly restaurant sales and rising insurance costs.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.6 million to $7.9 million in the first half of fiscal 2003 from $6.3 million in the first half of fiscal 2002. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $1.8 million to $8.9 million in the first half of fiscal 2003 from $7.1 million in the first half of fiscal 2002. General and administrative expenses as a percentage of restaurant sales increased to 7.0% in the first half of fiscal 2003 from 6.1% in the first half of fiscal 2002. The increase in general and administrative expenses as a percentage of sales was primarily due to increases in personnel, particularly in operations and food and beverage, and legal costs related to the settlement of several claims.

Pre-opening Costs. Pre-opening costs decreased by $0.2 million to $1.5 million in the first half of fiscal 2003 from $1.7 million in the first half of fiscal 2002. Pre-opening costs decreased as a percentage of sales to 1.2% in the first half of fiscal 2003 from 1.4% in the first half of fiscal 2002. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs on a per restaurant basis and due to increased sales on a larger base of restaurants.

Interest Income. Interest income decreased by $38,000 to $59,000 in the first half of fiscal 2003 from $97,000 in the first half of fiscal 2002. The decrease in interest income resulted from less invested assets during the first half of fiscal 2003 than during the first half of fiscal 2002.

Interest Expense. Interest expense increased $342,000 to $931,000 in the first half of fiscal 2003 from $589,000 in the first half of fiscal 2002. The increase in interest expense primarily resulted from increased borrowings on our credit facility.

Provision for Income Taxes. The provision for income taxes in the first half of fiscal 2003 represents our estimate of our income tax rate for fiscal 2003. The decline in our effective tax rate from the prior year is due to the impact of our FICA tip credit and other credits, which are primarily fixed in nature, on our declining pre-tax income. We expect income taxes to be approximately 32% of pre-tax income for fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.5 million in the first half of fiscal 2003 as compared to $7.0 million in the first half of fiscal 2002. We expect to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. In January 2002, we purchased nine Vinny T’s of Boston restaurants for approximately $21 million. We opened 10 new Buca di Beppo restaurants in both the first half of fiscal 2003 and the first half of fiscal 2002. Capital expenditures were $17.5 million in the first half of fiscal 2003 as compared with $22.3 million in the first half of fiscal 2002. The decrease in capital expenditures was primarily related to the purchase of approximately $2.4 million in land during the first half of fiscal 2002 as compared to no purchases of land during the first half of fiscal 2003. During the second quarter of fiscal 2003, we completed a $3.3 million sale-leaseback financing for one restaurant. In the future, we may refinance purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

We expect to open 14 new restaurants in 2003, 11 of which have opened through July 30, 2003. The remaining two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant have leases signed and are under construction. In fiscal 2004, we expect to open up to eight new restaurants. Each new Buca di Beppo and Vinny T’s of Boston restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million for our remodeled restaurants and between $1.5 to $2.0 million for restaurants based upon our prototype designs. The incremental $500,000 for our prototype-designed restaurant represents the estimated costs to construct the building. Additionally, we expect to incur pre-opening costs of approximately $185,000 per restaurant.

Net cash provided by financing activities was $9.1 million for the first half of fiscal 2003 compared with $26.8 million for the first half of fiscal 2002. Financing activities in the first half of fiscal 2003 consisted primarily of a net $10 million in line of credit borrowings. In the first half of fiscal 2002, we completed a $20 million term facility to fund the acquisition of Vinny T’s of Boston. The proceeds from financing activities in the first half of fiscal 2003 were used primarily to fund the development of new restaurants and general corporate purposes.

On October 11, 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The credit facility expires on December 31, 2007. We are required to repay $5 million annually in principal toward the term loan during fiscal 2003 through 2007. Principal payments are to be made on a quarterly basis. The credit facility bears interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00% (3.31% to 4.06% as of July 30, 2003), dependent upon our meeting certain financial ratios. We are required to make quarterly payments of 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, maintenance of certain financial ratios and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital expenditures in fiscal 2003 to be approximately $30 million. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations and other available borrowings will be sufficient to fund our capital requirements through fiscal 2004. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as undiscounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and

APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 123. Disclosures required under SFAS No. No. 148 and 123 are provided in Note 4 to our consolidated financial statements.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the second quarter ended June 29, 2003 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.
•	Our comparable restaurant sales percentage could fluctuate as a result of general economic conditions, changes in consumer preferences on discretionary spending, or changes in our historical sales growth pattern.
•	The actual average weekly sales could be higher or lower that projected due to changes in revenue caused by general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.
•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, adverse weather conditions, governmental regulation, inflation and general economic conditions.
•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.
•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing utility costs, or general economic conditions.
•	General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.
•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.
•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.
•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.
•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.
•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.
•	Our capital requirements through fiscal 2004 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.
•	Our actual cash investment for building each restaurant based upon our prototype designs could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.
•	Additional factors that could cause actual results to differ include: risks associated with terrorism and our countries war on terrorism, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00%. At June 29, 2003, we had $37.8 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $378,000.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are currently subject to various legal actions arising in the normal course of business, none of which are expected to have a material effect on our results of operations, financial condition or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 6, 2003, our shareholders voted on the following matters:

(1)	Election of one Class I director to serve a three-year term. The nominated director was elected as follows:

Director-Nominee	For	Withhold
John P. Whaley	14,413,723	383

(2)	Approval of amendments to our 1996 Stock Incentive Plan. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
9,778,713	5,609,242	383,484	0

(3)	Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
15,393,151	368,018	10,270	0

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference
4.1	Specimen of Common Stock Certificate (3)	Incorporated By Reference
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

(b)	Reports on Form 8-K

We filed with the Securities Exchange Commission a Current Report on Form 8-K on April 24, 2003, furnishing under “Item 7 Financial Statement and Exhibits” a copy of our press release, dated April 22, 2003, and furnishing under “Item 12 Results of Operations and Financial Condition” certain financial information that we disclosed in our web-cast conference call held on April 23, 2003.

We filed with the Securities Exchange Commission a Current Report on Form 8-K on May 6, 2003 and a Current Report on Form 8-K/A on May 9, 2003 furnishing under “Item 7 Financial Statement and Exhibits” (a) certain slides presented at our Annual Meeting of Shareholders held on May 6, 2003; and (b) reconciliation of non-GAAP financial measures, and furnishing under “Item 9 Regulation FD Disclosure” certain information presented in our Annual Meeting of Shareholders held on May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: August 8, 2003	by:	/s/ Joseph P. Micatrotto

Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2003	by:	/s/ Greg A. Gadel

Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)