Form 10-Q
period 2003-09-28
BUCA INC /MN
filed 2003-11-12
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2003.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 16,775,788 shares outstanding as of November 3, 2003.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 28, 2003	December 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,002	$3,408
Accounts receivable	3,120	2,673
Inventories	7,009	6,218
Prepaid expenses and other	2,830	3,078

Total current assets	14,961	15,377

PROPERTY AND EQUIPMENT, net	192,640	181,587
OTHER ASSETS	8,641	8,707
GOODWILL	11,759	11,759

	$228,001	$217,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,947	$13,457
Accrued expenses and other	10,228	13,702
Line of credit	19,000	4,000
Current maturities of long-term debt and capital leases	5,085	5,082

Total current liabilities	47,260	36,241

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	18,326	20,808
OTHER LIABILITIES	5,618	3,618

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 30,000,000 authorized; 16,765,063 and 16,615,919 shares issued and outstanding, respectively	168	166
Additional paid-in capital	150,708	150,030
Retained earnings	7,118	7,685

	157,994	157,881
Notes receivable from shareholders	(1,197)	(1,118)

	156,797	156,763

	$228,001	$217,430

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Restaurant sales	$62,110	$59,515	$189,426	$176,741
Restaurant costs:
Product	15,398	14,505	46,269	43,433
Labor	21,666	19,640	64,181	57,569
Direct and occupancy	18,443	15,376	50,895	42,320
Depreciation and amortization	4,319	3,490	12,198	9,814

Total restaurant costs	59,826	53,011	173,543	153,136
General and administrative expenses	4,252	3,888	13,201	10,895
Pre-opening costs	570	581	2,105	2,265

Operating (loss) income	(2,538)	2,035	577	10,445
Interest income	30	40	89	137
Interest expense	(567)	(199)	(1,499)	(788)

(Loss) income before income taxes	(3,075)	1,876	(833)	9,794
Benefit (provision) for income taxes	984	(660)	267	(3,589)

Net (loss) income	$(2,091)	$1,216	$(566)	$6,205

Basic:
Net (loss) income per common share	$(0.12)	$0.07	$(0.03)	$0.38

Weighted average shares outstanding	16,760,163	16,583,103	16,710,489	16,458,929

Diluted:
Net (loss) income per common share	$(0.12)	$0.07	$(0.03)	$0.37

Weighted average shares assumed outstanding	16,760,163	16,734,889	16,710,489	16,924,904

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(566)	$6,205
Depreciation and amortization	12,198	9,814
Tax benefit on option exercises	12	854
Change in assets and liabilities:
Accounts receivable	(447)	(292)
Inventories	(791)	(1,010)
Prepaid expenses and other	247	164
Accounts payable	(510)	(1,557)
Accrued expenses and other	(3,474)	(2,411)
Other	(50)	218

Net cash provided by operating activities	6,619	11,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,524)	(30,075)
Sale of property and equipment	3,325
Decrease (increase) in other assets	231	(1,552)
Purchase of restaurants		(20,463)

Net cash used in investing activities	(20,968)	(52,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	38,500	10,000
Principal payments on line of credit borrowings	(23,500)
Proceeds from issuance of debt and capital leases	106	20,275
Principal payments on debt and capital leases	(2,584)	(2,016)
Financing costs	(168)	(350)
Collection on notes receivable from shareholders	121	246
Net proceeds from issuance of common stock	468	1,923

Net cash provided by financing activities	12,943	30,078

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,406)	(10,027)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,002	$2,417

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us, or our) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At September 28, 2003, we had 104 restaurants located in 30 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and thirty-nine weeks ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

The balance sheet at December 29, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes for the fiscal year ended December 29, 2002 included in our Annual Report on Form 10-K.

2.	IMPAIRMENT OF ASSETS

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

We received documentation from the Kansas Department of Transportation that significant road construction can be expected near our Buca di Beppo restaurant in Lenexa, Kansas. The road construction may have a significant impact upon our ability to generate cash flow from operations for this restaurant. Currently, we believe that this restaurant will generate sufficient future cash flows to support the value of its assets. However, we will continue to evaluate this location as more information becomes available, based upon the length of the road construction as well as the magnitude of the financial impact on this restaurant caused by the road construction. At September 28, 2003, the net book value of fixed assets at this location was $1,636,000.

3.	OTHER ASSETS

Other assets consisted of the following as of September 28, 2003 and December 29, 2002 (in thousands):

	September 28, 2003	December 29, 2002
Liquor licenses	$2,221	$2,189
Loan and lease acquisition costs	2,301	2,133
KEYSOP investment account	1,734	1,523
Unvested KEYSOP obligations	841	1,026
Escrow deposits	500	729
Trademarks	930	580
Other	773	856

	9,300	9,036
Accumulated amortization	(659)	(329)

	$8,641	$8,707

Amortization expense related to other assets was $333,000 for the thirty-nine weeks ended September 28, 2003 and $281,000 for the thirty-nine weeks ended September 29, 2002. The estimated amortization expense is approximately $430,000 for each of fiscal 2004, 2005, 2006, $359,000 for fiscal 2007 and $3,000 for fiscal 2008, based upon our current other asset balances.

4.	CREDIT FACILITY

On November 4, 2003, we amended our credit agreement. Under this amendment, which waived covenant defaults, we paid a fee of approximately $100,000. The agreement also increased the interest rate of the credit facility to the lower of our lenders reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75% (3.35% to 4.85% as of November 3, 2003). The credit agreement as amended contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, maintenance of certain financial ratios, eliminates future sale-leaseback transactions and includes other customary covenants. Borrowings under the credit amendment also continue to be collateralized by substantially all of our assets.

5.	NET (LOSS) INCOME PER SHARE

Net (loss) income per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net loss per share for the thirteen and thirty-nine week periods ended September 28, 2003 equals basic net loss per share because the effect of stock options to the weighted average shares assumed outstanding would be anti-dilutive. The following table sets forth the calculation of basic and diluted net (loss) income per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Numerator:
Basic and diluted net (loss) income	$(2,091)	$1,216	$(566)	$6,205

Denominator:
Weighted average shares outstanding – basic	16,760,163	16,583,103	16,710,489	16,458,929
Stock options		151,786		465,975

Weighted average shares assumed outstanding – diluted	16,760,163	16,734,889	16,710,489	16,924,904

Basic net (loss) income per common share	$(0.12)	$0.07	$(0.03)	$0.38

Diluted net (loss) income per common share	$(0.12)	$0.07	$(0.03)	$0.37

6.	STOCK-BASED COMPENSATION

We have chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed by Accounting Principles Board Option No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant. Had compensation costs for our Employee Stock Purchase Plan, 1996 Stock Incentive Plan and 2000 Stock Incentive Plan been determined using a fair value based method as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss would have been increased and our net income would have been decreased to the following pro-forma amounts (in thousands, except for per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net (loss) income
As reported	$(2,091)	$1,216	$(566)	$6,205
Plus: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects			20
Less: Total stock-based employee compensation awards determined under fair value based method for all awards, net of related tax effects	(685)	(569)	(2,077)	(1,666)

Pro forma	$(2,776)	$647	$(2,623)	$4,539

Net (loss) income per common share, basic:
As reported	$(0.12)	$0.07	$(0.03)	$0.38

Pro forma	$(0.17)	$0.04	$(0.16)	$0.28

Net (loss) income per common share, diluted:
As reported	$(0.12)	$0.07	$(0.03)	$0.37

Pro forma	$(0.17)	$0.04	$(0.16)	$0.27

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. We do not have any derivative financial instruments. We do not anticipate that the adoption of SFAS No. 149 will have an impact on our consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this Statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirty-nine week periods ended (in thousands):

	September 28, 2003	September 29, 2002
Cash paid during period for:
Interest	$1,709	$734
Income taxes	231	1,146
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	540	340
Shareholder receivable reduction due to retirement of stock	340	40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At September 28, 2003, we owned and operated 94 Buca di Beppo and ten Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in large portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and South Philadelphia in the 1940’s.

Since 1996, we have pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996, five in 1997, eight in 1998, 15 in 1999, 17 in each of 2000 and 2001, and 14 in 2002. In January 2002, we acquired the assets of nine Vinny T’s of Boston restaurants. We intend to open 13 new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2003. Through October 2003, we have opened 12 new Buca di Beppo restaurants and one Vinny T’s of Boston restaurant. Our remaining location in Wellington Green, Florida is expected to open in November. In fiscal 2004, we expect to open up to five new restaurants.

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

Results of Operations

Our operating results for the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Restaurant sales (in thousands)	$62,110	$59,515	$189,426	$176,741
Restaurant costs:
Product	24.8%	24.4%	24.4%	24.6%
Labor	34.9%	33.0%	33.9%	32.6%
Direct and occupancy	29.7%	25.8%	26.9%	23.9%
Depreciation and amortization	7.0%	5.9%	6.4%	5.6%

Total restaurant costs	96.3%	89.1%	91.6%	86.6%
General and administrative expenses	6.8%	6.5%	7.0%	6.2%
Pre-opening costs	0.9%	1.0%	1.1%	1.3%

Operating (loss) income	(4.1)%	3.4%	0.3%	5.9%
Interest income	0.0%	0.1%	0.0%	0.1%
Interest expense	(0.9)%	(0.3)%	(0.8)%	(0.4)%

(Loss) income before income taxes	(5.0)%	3.2%	(0.4)%	5.5%
Benefit (provision) for income taxes	1.6%	(1.1)%	0.1%	(2.0)%

Net (loss) income	(3.4)%	2.0%	(0.3)%	3.5%

Thirteen Weeks Ended September 28, 2003 Compared to the Thirteen Weeks Ended September 29, 2002

Restaurant Sales. Restaurant sales increased by $2.6 million, or 4.4%, to $62.1 million in the third quarter of fiscal 2003 from $59.5 million in the third quarter of fiscal 2002. The increase was the result of sales from new Buca di Beppo and Vinny T’s of Boston restaurants. Buca di Beppo’s comparable restaurant sales decreased 9.2% in the third quarter of fiscal 2003. Vinny T’s of Boston’s comparable restaurant sales decreased 8.9% in the third quarter of fiscal 2003. Consolidated average weekly sales declined 9.5% to $45,600 in the third quarter of fiscal 2003 from $51,400 in the third quarter of fiscal 2002. The decreases in comparable restaurant sales and average weekly sales were primarily the result of a decrease in guest counts. We expect Buca di Beppo and Vinny T’s comparable restaurant sales to remain negative for the fourth quarter of fiscal 2003.

Product. Product costs increased by $893,000 to $15.4 million in the third quarter of fiscal 2003 from $14.5 million in the third quarter of fiscal 2002. Product costs as a percentage of restaurant sales increased to 24.8% in the third quarter of fiscal 2003 from 24.4% in the third quarter of fiscal 2002. The increase in product costs as a percentage of sales was primarily due to increases in meat and dairy costs. While we expect product costs as a percentage of sales to improve in the fourth quarter of fiscal 2003 from the third quarter of fiscal 2003, we expect product costs as a percentage of sales in the fourth quarter of fiscal 2003 to be slightly higher than the product cost percentage in the comparable fourth quarter of fiscal 2002.

Labor. Labor costs increased by $2.1 million to $21.7 million in the third quarter of fiscal 2003 from $19.6 million in the third quarter of fiscal 2002. Labor costs increased as a percentage of restaurant sales to 34.9% in the third quarter of fiscal 2003 from 33.0% in the third quarter of fiscal 2002. The decline in average weekly sales at Buca di Beppo and Vinny T’s of Boston caused hourly labor as a percentage of sales to increase by 100 basis points, management compensation as a percentage of sales to increase by 20 basis points, and payroll taxes and benefits as a percentage of sales to increase by 70 basis points, each as compared to the third quarter of fiscal 2002. We expect labor costs in the fourth quarter of fiscal 2003 to increase as a percentage of sales from the fourth quarter of fiscal 2002 due to the expected decline in average weekly sales from the comparable prior year period.

Direct and Occupancy. Direct and occupancy costs increased by $3.0 million to $18.4 million in the third quarter of fiscal 2003 from $15.4 million in the third quarter of fiscal 2002. Direct and occupancy costs increased as a percentage of restaurant sales to 29.7% in the third quarter of fiscal 2003 from 25.8% in the third quarter of fiscal 2002. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was primarily related to declining average weekly restaurant sales and increases in common area maintenance and utility costs. We anticipate direct and occupancy costs in the fourth quarter of fiscal 2003 to increase as a percentage of sales over the fourth quarter of fiscal 2002 due to the expected decline in average weekly sales and increased marketing expenses from the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization expenses increased by $829,000 to $4.3 million in the third quarter of fiscal 2003 from $3.5 million in the third quarter of fiscal 2002. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $364,000 to $4.3 million in the third quarter of fiscal 2003 from $3.9 million in the third quarter of fiscal 2002. General and administrative expenses as a percentage of restaurant sales increased to 6.8% in the third quarter of fiscal 2003 from 6.5% in the third quarter of fiscal 2002. The increase in general and administrative expenses as a percentage of sales was primarily due to the decline in average weekly sales. We anticipate general and administrative expenses in the fourth quarter of fiscal 2003 to decrease as a percentage of sales as compared to the fourth quarter of fiscal 2002, but increase slightly as a percentage of sales from the third quarter of fiscal 2003.

Pre-opening Costs. Pre-opening costs decreased $11,000 to $570,000 in the third quarter of fiscal 2003 from $581,000 in the third quarter of fiscal 2002. Pre-opening costs decreased as a percentage of sales to 0.9% in the third quarter of fiscal 2003 from 1.0% in the third quarter of fiscal 2002. We opened three restaurants in the third quarter of fiscal 2003 compared to four restaurants in the third quarter of fiscal 2002. Our average pre-opening cost per restaurant in fiscal 2003 has declined from our average pre-opening cost per restaurant in fiscal 2002. We expect pre-opening costs in the fourth quarter of fiscal 2003 to decline slightly as a percentage of sales from the fourth quarter of fiscal 2002.

Interest Income. Interest income decreased by $10,000 to $30,000 in the third quarter of fiscal 2003 from $40,000 in the third quarter of fiscal 2002. We expect interest income in the fourth quarter of fiscal year 2003 to decline slightly from the fourth quarter of fiscal 2002.

Interest Expense. Interest expense increased $368,000 to $567,000 in the third quarter of fiscal 2003 from $199,000 in the third quarter of fiscal 2002. The increase in interest expense primarily resulted from increased borrowings on our credit facility in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. We expect interest expense to increase in the fourth quarter of fiscal 2003 from the fourth quarter of fiscal 2002 because of anticipated higher borrowings and interest rates on our credit facility than the prior year comparable period. See “Liquidity and Capital Resources” for a discussion of amendments to our credit agreement and the related increase in interest rates.

Provision for Income Taxes. The provision for income taxes in the third quarter of fiscal 2003 represents our estimate of our income tax rate for fiscal 2003. Our effective tax rate has decreased due to the impact of our FICA tip credit and other credits, which are fixed in nature, on our declining taxable (loss) income. The effect of these credits will significantly reduce our effective income tax rate as a percentage of pre-tax (loss) income.

Thirty-Nine Weeks Ended September 28, 2003 Compared to the Thirty-Nine Weeks Ended September 29, 2002

Restaurant Sales. Restaurant sales increased by $12.7 million, or 7.2%, to $189.4 million in the first three quarters of fiscal 2003 from $176.7 million in the first three quarters of fiscal 2002. The increase was the result of sales from new Buca di Beppo and Vinny T’s of Boston restaurants. Buca di Beppo restaurants’ comparable restaurant sales decreased 6.9% in the first three quarters of fiscal 2003. Vinny T’s of Boston’s comparable restaurant sales decreased 8.9% in the first three quarters of fiscal 2003. Consolidated average weekly sales declined 7.7% to $49,400 for the first three quarters of fiscal 2003 from $53,500 for the first three quarters of fiscal 2002. The decreases in comparable restaurant sales and average weekly sales were primarily the result of a decrease in guest counts.

Product. Product costs increased by $2.9 million to $46.3 million in the first three quarters of fiscal 2003 from $43.4 million in the first three quarters of fiscal 2002. Product costs as a percentage of restaurant sales decreased to 24.4% in the first three quarters of fiscal 2003 from 24.6% in the first three quarters of fiscal 2002. This decrease as a percentage of sales resulted primarily from the price increases taken at both Buca di Beppo and Vinny T’s of Boston in the first quarter, a reduction in produce costs and stronger purchasing contracts for a number of key products.

Labor. Labor costs increased by $6.6 million to $64.2 million in the first three quarters of fiscal 2003 from $57.6 million in the first three quarters of fiscal 2002. Labor costs increased as a percentage of restaurant sales to 33.9% in first three quarters of fiscal 2003 from 32.6% in the first three quarters of fiscal 2002. The decline in average weekly sales caused hourly labor as a percentage of sales to increase by 50 basis points, management compensation as a percentage of sales to increase by 20 basis points and payroll taxes and benefits as a percentage of sales to increase by 60 basis points, each as compared to the comparable fiscal 2002 period.

Direct and Occupancy. Direct and occupancy costs increased by $8.6 million to $50.9 million in the first three quarters of fiscal 2003 from $42.3 million in the first three quarters of fiscal 2002. Direct and occupancy costs increased as a percentage of restaurant sales to 26.9% in the first three quarters of fiscal 2003 from 23.9% in the first three quarters of fiscal 2002. This increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to declining average weekly restaurant sales and increases in common area maintenance and utility costs.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.4 million to $12.2 million in the first three quarters of fiscal 2003 from $9.8 million in the first three quarters of fiscal 2002. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and Administrative. General and administrative expenses increased by $2.3 million to $13.2 million in the first three quarters of fiscal 2003 from $10.9 million in the first three quarters of fiscal 2002. General and administrative expenses as a percentage of restaurant sales increased to 7.0% in the first three quarters of fiscal 2003 from 6.2% in the first three quarters of fiscal 2002. The increase in general and administrative expenses as a percentage of sales was primarily due to increases in personnel, particularly in operations and food and beverage, and legal costs related to the settlement of several claims.

Pre-opening Costs. Pre-opening costs decreased by $160,000 to $2.1 million in the first three quarters of fiscal 2003 from $2.3 million in the first three quarters of fiscal 2002. Pre-opening costs decreased as a percentage of sales to 1.1% in the first three quarters of fiscal 2003 from 1.3% in the first three quarters of fiscal 2002. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs on a per restaurant basis and due to increased sales on a larger base of restaurants.

Interest Income. Interest income decreased by $48,000 to $89,000 in the first three quarters of fiscal 2003 from $137,000 in the first three quarters of fiscal 2002. The decrease in interest income resulted from less invested assets during the first three quarters of fiscal 2003 than during the first three quarters of fiscal 2002.

Interest Expense. Interest expense increased $711,000 to $1.5 million in the first three quarters of fiscal 2003 from $788,000 in the first three quarters of fiscal 2002. The increase in interest expense primarily resulted from approximately $18 million more in average borrowings on our credit facility in the first three quarters of fiscal 2003 compared to the first three quarters of fiscal 2002.

Provision for Income Taxes. The provision for income taxes in the first half of fiscal 2003 represents our estimate of our income tax rate for fiscal 2003. The decline in our effective tax rate from the prior year is due to the impact of our FICA tip credit and other credits, which are fixed in nature, on our declining taxable (loss) income.

Liquidity and Capital Resources

Net cash provided by operating activities was $6.6 million in the first three quarters of fiscal 2003 as compared to $12.0 million in the first three quarters of fiscal 2002. We expect to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. In January 2002, we purchased nine Vinny T’s of Boston restaurants for approximately $21 million. We opened 12 new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in the first three quarters of fiscal 2003 as compared to 14 new Buca di Beppo restaurants in the first three quarters of fiscal 2002. Capital expenditures were $24.5 million in the first three quarters of fiscal 2003 compared to $30.1 million in the first three quarters of fiscal 2002. The decrease in capital expenditures was primarily related to the development of one less restaurant and a decrease of approximately $2.7 million in land purchases during the first three quarters of fiscal 2003 as compared to the first three quarters of fiscal 2002.

During the second quarter of fiscal 2003, we completed a $3.3 million sale-leaseback transaction of our land and building at one restaurant. The funds are used for the growth of new restaurants and general corporate purposes. The net book value of the land and building at the time of sale was $1.2 million, thus creating a deferred gain on the sale-leaseback transaction of approximately $2.1 million. This deferred gain will be recognized over the remainder of the 20-year initial operating lease term.

We expect to open 14 new restaurants in 2003, 13 of which have opened through the end of the third quarter. The remaining Buca di Beppo restaurant in Wellington Green, Florida is expected to open in November 2003. In fiscal 2004, we expect to open up to five new restaurants. Each new Buca di Beppo and Vinny T’s of Boston restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million for our remodeled restaurants and between $1.5 to $2.0 million for restaurants based upon our prototype designs. The incremental $500,000 for our prototype-designed restaurant represents the estimated costs to construct the building. Additionally, we expect to incur pre-opening costs of approximately $185,000 per restaurant.

Net cash provided by financing activities was $12.9 million for the first three quarters of fiscal 2003 compared with $30.1 million for the first three quarters of fiscal 2002. Financing activities in the first three quarters of fiscal 2003 consisted primarily of a net $15 million in line of credit borrowings. In the first three quarters of fiscal 2002, we completed a $20 million term facility to fund the acquisition of Vinny T’s of Boston and borrowed $10 million on our line of credit. The proceeds from financing activities in the first three quarters of fiscal 2003 were used primarily to fund the development of new restaurants and general corporate purposes.

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

On November 4, 2003, we amended our credit agreement. Under this amendment, which waived covenant defaults, we paid a fee of approximately $100,000. The agreement also increased the interest rates to the lower of our lenders reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75% (3.35% to 4.85% as of November 3, 2003). The credit agreement as amended contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, maintenance of certain financial ratios, eliminates future sale-leaseback transactions and includes other customary covenants. Borrowings under the credit amendment also continue to be collateralized by substantially all of our assets.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital expenditures in fiscal 2003 to be approximately $27 million. We will need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that current assets, cash flow from operations and other available borrowings will be sufficient to fund our capital requirements through fiscal 2004. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we may from time to time consider acquiring the operations of other restaurants. We may obtain additional equity or debt financing to fund such acquisitions. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

We received documentation from the Kansas Department of Transportation that significant road construction can be expected near our Buca di Beppo restaurant in Lenexa, Kansas. The road construction may have a significant impact upon our ability to generate cash flow from operations for this restaurant. Currently, we believe that this restaurant will generate sufficient future cash flows to support the value of its assets. However, we will continue to evaluate this location as more information becomes available, based upon the length of the road construction as well as the magnitude of the financial impact on this restaurant caused by the road construction. At September 28, 2003, the net book value of fixed assets at this location was $1,636,000.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. We do not have any derivative financial instruments. We do not anticipate that the adoption of SFAS No. 149 will have an impact on our consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this Statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the third quarter ended September 28, 2003 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales growth pattern.

•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, increasing insurance, property taxes, common area maintenance and utility costs, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees and the need to pay higher wages to attract sufficient employees as well as general economic conditions.

•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.

•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant based upon our prototype designs could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements through fiscal 2004 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	Additional factors that could cause actual results to differ include: risks associated with terrorism and our countries war on terrorism, risks associated with actual or alleged food-born illness, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; the impact of road construction near our restaurant in Lenexa, Kansas, on that restaurant’s sales and cash flows; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75%. At September 28, 2003, we had $41.5 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $415,000.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (3)	Incorporated By Reference

10.1	First amendment to the Revolving Credit and Term Loan Agreement dated as of November 4, 2003 by and among the Registrant, the Guarantors named therein, Fleet National Bank, as Administrative Agent for the lenders, and other lenders named therein.	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on July 24, 2003, furnishing under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition” a copy of the press release dated July 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: November 12, 2003	by:	/s/ Joseph P. Micatrotto

Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2003	by:	/s/ Greg A. Gadel

Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)