Form 10-K
period 2003-12-28
BUCA INC /MN
filed 2004-03-12
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to .

Commission file number 0-25721

BUCA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1802364
(State or other jurisdiction of incorporation or organization)	(I.R.S. employee identification no.)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 27, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $89,883,236 based on the closing sale price for BUCA, Inc.’s common stock on that date. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 8, 2004 the registrant had 20,120,437 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 4, 2004 are incorporated by reference in Part III.

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

Overview

BUCA, Inc. owns and operates 105 full service restaurants under the names Buca di Beppo and Vinny T’s of Boston. Our Buca di Beppo restaurants offer high quality, immigrant Southern Italian cuisine served in small and large family-style portions meant for sharing in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. In prior years, our Buca di Beppo restaurants have been dinner only. In 2003, we began to serve lunch seven days per week at certain Buca di Beppo restaurants. Currently, 11 Buca di Beppo restaurants serve lunch. We expect to have approximately 25% of our Buca di Beppo restaurants serve lunch within the next 12 months.

Our Vinny T’s of Boston restaurants are based upon re-creations of the high quality neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and South Philadelphia in the 1940s. The menu includes both individual and family-sized portions.

We design each of our restaurants to be a fun, high-energy destination. Each Buca di Beppo and Vinny T’s of Boston restaurant in a market is unique, which reinforces our image as a collection of neighborhood restaurants. Our food, decor and family-style servings all promote a fun, celebratory and socially interactive dining experience that emulates a traditional Italian/American meal. We have pursued a rapid, but disciplined expansion strategy. In fiscal 2004, we have slowed down our restaurant development plans until we have developed appropriate strategies to improve our comparable restaurant sales. Our objective is to become the favorite Italian restaurant concept in each of our markets.

The majority of our revenues are generated from the sale of food and beverages. In fiscal 2002, we introduced our first Buca di Beppo cookbook, entitled “Into the Sauce, From our Cucina to Your Kitchen.” Cookbook sales were included in our revenues for fiscal 2002 and 2003.

Our Menu

We believe that the authenticity, quality and consistency of our food are the most important components of our long-term success. In contrast to the levity of our decor and ambiance, we take menu development and food preparation very seriously. Each of our Buca di Beppo and Vinny T’s of Boston menus is based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. We make regular trips to Italy and Sicily to find new recipes for our menus that are then extensively tested and refined before introduction in our restaurants.

Some of Buca di Beppo restaurant’s most popular menu items include Garlic Bread with Mozzarella, Buca di Beppo 1893 Salad, Pizza Arrabiatta, Garlic Mashed Potatoes, Spaghetti with half-pound Meat Balls, Tortelloni, Chicken Marsala, Veal Parmigiana and Tiramisu. We also offer a Baked Specialties menu that includes Baked Ravioli, Cannelloni, Manicotti and Stuffed Shells. These high quality food items are served in small and large family-style portions. In family-style serving, each item is shared by the entire table, which encourages guests to interact and enjoy the meal together.

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

In an effort to attract smaller parties and allow our guests to try a wider variety of our menu items, we introduced smaller portions sizes for a majority of entrees on our menu. We expect our Buca Small initiative to be implemented in all of our Buca di Beppo restaurants by April 2004.

Vinny T’s of Boston’s menu features a variety of appetizers, soups and salads, pastas, meats, seafood, parmigianas, pizzas, chicken and veal, and desserts. Menu items include Fried Mozzarella, Warm Tomato Salad, Homemade Lasagna, Grilled Pork Chops with Peppers, Linguini with Clam Sauce, Veal Parmigiana, Pepperoni Pizza, Chicken Piccata, and Cannoli. The menu features individual and family style portions.

All of our menu items can be enjoyed either in the restaurant or as take-out. In fiscal 2003, take-out sales represented approximately 7% of our total sales. We believe that take-out represents a continued opportunity to build our sales. However, we expect that as our take-out sales increase, our alcohol sales will likely decrease as a percentage of total sales as off site sales of liquor are generally not allowed at our restaurants.

Our menu pricing is consistent within a market, but may differ slightly market-to-market. The average check per Buca di Beppo guest in fiscal 2003 was approximately $21.00 (including beverages). In fiscal 2003, alcoholic beverages, primarily table wine, accounted for approximately 20% of sales at our Buca di Beppo restaurants.

At Vinny T’s of Boston, our average check was approximately $19.50 (including beverages). In fiscal 2003, alcoholic beverages, accounted for approximately 18% of restaurant sales at our Vinny T’s of Boston restaurants.

Operations

Restaurant Management. Our ability to effectively manage restaurants in a diverse geographic area will continue to be critical to our overall success. We currently have nine Divisional Vice Presidents of Operations overseeing our Buca di Beppo restaurant and one Vice President of Operations for our Vinny T’s of Boston restaurants. Each Divisional Vice President or Vice President of Operations is expected to effectively manage up to 14 restaurants. Our Divisional Vice Presidents or Vice President of Operations supervise each Paisano Partner within his or her territory with the goal of achieving an expected return on investment through the successful implementation and operation of our Buca di Beppo and Vinny T’s of Boston concepts. Our Buca di Beppo Divisional Vice Presidents report directly to a Senior Vice President of Operations. Our Vinny T’s of Boston Vice President of Operations reports to our Executive Vice President and Chief Financial Officer. As we continue to grow and expand geographically, we expect to add additional Divisional Vice Presidents.

The typical Buca di Beppo restaurant management team consists of a Paisano Partner, a Kitchen Manager, an Assistant General Manager and an Assistant Kitchen Manager. The typical Vinny T’s of Boston restaurant consists of a Paisano Partner, a Kitchen Manager, two Assistant Kitchen Managers, and two Assistant General Managers.

A majority of the managers at Buca di Beppo and Vinny T’s of Boston restaurants participate in the Paisano Partner Program. Under the Paisano Partner Program, the restaurant management team receives a percentage of its restaurant’s cash flow before fixed occupancy costs such as rent, common area maintenance and property taxes. The Paisano Partner also receives stock options and is required to purchase $20,000 of Buca, Inc. stock at the time of employment in the position. Kitchen Managers also receive stock options in Buca, Inc. Each member of our restaurant management team is cross-trained in all operational areas.

Hours of Restaurant Operation. The majority of our Buca di Beppo restaurants are open seven days a week, typically opening at 5 p.m. during the week and noon on the weekends and closing at 10 p.m. on weekdays and 11 p.m. on weekends. Currently, 11 of our Buca di Beppo restaurants are open seven days a week starting at 11:30 a.m. Vinny T’s of Boston restaurants are open for lunch and dinner seven days a week from 11:30 a.m. to 10 p.m. on weekdays and 11:30 a.m. to 11 p.m. on weekends.

Recruiting and Training

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

We provide all new employees with extensive training to ensure they are provided with the tools to excel in their position. This training encompasses classroom instruction, on-the-job training programs for each position and testing of the new employee’s progress at pre-determined stages within the training schedule. Each new member of the restaurant management team participates in a six-week training program. All management employees receive kitchen training. All Buca di Beppo field management employees typically complete a minimum of one week of training at BUCA University (BUCA U). BUCA U is a training program held at our headquarters in Minneapolis. This program combines hands-on training conducted in the five restaurants in the Minneapolis market with classroom instruction led by management of each of the various corporate office departments. In addition to the formal training programs, we maintain detailed operating procedure manuals, standards, controls, food line management systems and a food culture book to complement the training received at all levels.

Marketing

Our marketing strategy is to communicate the BUCA, Inc., Buca di Beppo and Vinny T’s of Boston brands through both traditional and non-traditional avenues. We focus our efforts on getting people in the local community, particularly civic, business and media leaders, to talk about the Buca di Beppo and Vinny T’s of Boston experience. We expect to invest approximately 3% to 4% of our restaurant sales on marketing efforts in the future. We have run and expect to continue to run radio, print, direct mailers or billboard advertising in a majority of our mature markets. We have retained several new advertising agencies to assist us with our marketing efforts.

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

We also sustain restaurant awareness through unpaid media exposure and word-of-mouth advertising, including grassroots neighborhood marketing efforts, primarily driven by the Paisano Partner. Buca di Beppo and Vinny T’s of Boston restaurants have achieved particular success by delivering a sample of menu items to drive-time radio personalities and morning television hosts, earning free media exposure, and often invitations for scheduled return engagements, while developing relationships with high-profile media personalities.

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

Purchasing

We strive to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. To this end, we continually research and evaluate various ingredients and products in an effort to maintain the highest quality and to be responsive to changing consumer tastes. Our centralized purchasing staff, under the direction of our Senior Vice President of Food & Beverage and Purchasing, specifies the products to be used at our restaurants and designates the vendors and provides suppliers with detailed ingredient specifications. To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management team determines the quantity of food and supplies required. To obtain the lowest possible prices for the required high quality and consistent raw ingredients, each restaurant orders items primarily from our national food distributor, SYSCO Corporation, on terms negotiated by our centralized purchasing staff. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

New Restaurant Site Selection and Development

Our restaurants will continue to represent the majority of our growth in the near term and our expansion strategy will focus on existing markets in which we operate. We anticipate over the next several years that the majority of our new restaurants will be in existing markets. Opening restaurants in existing markets enables us to increase our operational, marketing and recruiting efficiencies.

Our site selection process is critical to our success and we devote substantial effort to evaluating each potential site. Our real estate advisory committee, which consists of our Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents of Operations for the area involved, and two of our non-employee directors, reviews each location. The selection process includes identifying target markets that meet our demographic requirements and targeted minimum return on assets. Our leases are typically 10 years in length with four five-year option periods. We also look to receive tenant allowance from our landlords to offset our development costs. In the past, we have purchased land as we found suitable locations. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

We are flexible in the types of locations that we can develop a restaurant. We have locations in both urban and suburban locations, including regional shopping malls, in-line shopping centers, retail and entertainment centers, office buildings and freestanding buildings in commercial and residential neighborhoods. Our prototype location is approximately 8,500 to 10,000 square feet. Each new Buca di Beppo or Vinny T’s of Boston leased restaurant is expected to require, on average, a total cash investment of approximately $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo and $200,000 for a Vinny T’s of Boston restaurant. Our prototype designs, which include the cost of the building, are expected to be approximately $2.0 million in total cash investment per restaurant.

Information Technology

We utilize a centralized network to collect information, maintain technical controls and support all our restaurants. A call center located at our home office answers the telephone during the day for 94 Buca di Beppo restaurants. All of our restaurants use personal computer systems integrated with management systems to monitor restaurant sales, product costs and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system, which includes a sophisticated theoretical food cost program and a labor scheduling and tracking program. Physical inventories of food and beverage items are taken on a weekly basis. Daily, weekly and monthly financial information is provided to management for analysis and comparison to our budget and to historical information. We closely monitor restaurant sales, cost of sales, labor and other restaurant trends on a daily, weekly and monthly basis.

Employees

As of December 28, 2003, we had approximately 6,600 employees, of which 133 served in administrative or executive capacities, 473 served as restaurant management personnel and the remainder were hourly restaurant personnel.

None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Intellectual Property

We have registered with the United States Patent and Trademark Office the service marks “BUCA,” “BEPPO,” “BUCA DI BEPPO,” “BUCA DI BEPPO” (stylized), ”BUCA DI BEPPO” & design, “VINNY T’S OF BOSTON” & design, “VINNY T’S OF BOSTON,” “VINNY T’S OF BOSTON BAR RISTORANTE” & design, Mama BUCA I design, Mama BUCA II design, Pouring Chianti Bottle design, Cherubs and Bowl design, Curtain design, Smoking Cherub design and People Toasting With Wine design. In addition, we have trademark registrations for “BUCA” and “BUCA DI BEPPO” in the following countries: Benelux, Denmark, Germany, Iceland, Ireland, Norway, Sweden, and the United Kingdom. We also have pending trademark applications for “BUCA” and “BUCA DI BEPPO” in Canada, the European Union, the Federation Of Russia, and Finland. We believe that our trademarks, service marks, trade dress and other proprietary rights have significant value and are important to the marketing of our restaurant concepts. We have in the past protected our proprietary rights and expect to continue to vigorously protect those rights in the future. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation and/or infringement of these rights or the use by others of restaurant features based upon, or otherwise similar to, our overall concepts. It may be difficult for us to prevent others from copying discrete elements of our concepts and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations may claim that our name is confusingly similar to their names and may try to prevent us from using our marks in those locales.

Our History

The Buca di Beppo concept was created in Minneapolis in 1993 and originally operated by a company owned by Philip A. Roberts, Don W. Hays and Peter J. Mihajlov. On December 31, 1994, Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area, acquired this company. Messrs. Roberts and Mihajlov are the principle shareholders of Parasole Restaurant Holdings, Inc. From January 1995 through September 1996, BUCA, Inc. operated as a wholly owned subsidiary of Parasole Restaurant Holdings, Inc. In June 1996, Joseph P. Micatrotto joined BUCA, Inc. as our President and Chief Executive Officer. On September 30, 1996, BUCA, Inc. was spun-off from Parasole Restaurant Holdings,

Inc. through a share dividend of our common stock pro rata among the Parasole Restaurant Holdings, Inc. shareholders to create a better vehicle for obtaining financing for our expansion plans. In January 2002, BUCA, Inc. purchased the assets of the nine Vinny T’s of Boston restaurants, formerly known as Vinny Testa’s Italian-American restaurant. The Vinny T’s of Boston concept was established in Boston in 1993.

Competition

The restaurant industry is intensely competitive. We compete on the basis of taste, quality, price of food offered, guest service, location, ambiance and overall dining experience. We have many well-established competitors, both nationally and locally owned Italian and non-Italian concepts, with substantially greater financial resources and a longer history of operations than we do. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites and finding management personnel. Changes in consumer tastes, economic conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect our business, as could the unavailability of experienced management and hourly employees.

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

Available Information

Our Internet website is: http://www.bucainc.com. We have made available, free of charge, through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

Risk Factors

Competition May Adversely Affect Our Operations and Financial Results

The restaurant business is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population, and traffic patterns. We compete within each market with locally owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than we do. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. If we are unable to effectively compete within the restaurant industry, our operations and financial results could be adversely affected. See “Item 1. Competition” for a discussion of the competition we face.

We May Be Unable to Return to Profitability or Raise Additional Capital

We intend to expend significant financial and management resources on the development of additional restaurants. We cannot predict whether we will be able to achieve revenue growth, generate positive cash flow or return to profitability in the future. Our current credit facility limits our ability to build new restaurants, which has contributed to our decision to slow down our future development plans and develop a revised plan to improve our comparable restaurant sales. Failure to achieve these objectives may cause our stock price to decline and make it difficult to raise additional capital.

We May Be Unable to Reverse the Trend of Negative Comparable Restaurant Sales Results

If we are unable to reverse the decline in negative comparable restaurant sales, we may incur asset impairment charges for restaurants that have operating losses and/or negative cash flows and we may close those restaurants, which may result in significant exit costs, including lease termination costs.

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

To continue to grow, we must open new Buca di Beppo and Vinny T’s of Boston restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. We expanded from 11 restaurants at the end of fiscal 1997 to 105 restaurants at the end of fiscal 2003. We acquired nine Vinny T’s of Boston restaurants in January 2002. We expect to open a total of four restaurants (three Buca di Beppo restaurants and one Vinny T’s of Boston) during fiscal 2004. Our ability to expand successfully will depend on a number of factors, some of which are not entirely within our control, including the:

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable leases;

•	timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

•	management of construction and development costs of new restaurants;

•	securing of required governmental approvals, permits and licenses;

•	recruitment of qualified operating personnel, particularly Paisano Partners and Kitchen Managers;

•	competition in new markets;

•	limitations under our credit facility; and

•	general economic conditions.

In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets. Furthermore, a sustained history of significant operating losses at a restaurant could result in a charge for impairment of assets. See Note 1 to our consolidated financial statements for a discussion of the asset impairment criteria and Note 2 to our consolidated financial statements for discussion of the asset impairment charges that we have taken in fiscal 2001, 2002 and 2003.

We May Not Be Able to Achieve and Manage Planned Expansion

We face many business risks associated with growing companies, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. If we fail to continue to improve management, information systems and financial controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

Fluctuations in Our Operating Results May Result in Decreases in Our Stock Price

Our operating results will fluctuate significantly because of several factors, including increases or decreases in comparable restaurant sales; the timing of new restaurant openings and related expenses; profitability of new restaurants; general economic conditions; seasonality of restaurant sales; consumer confidence in the economy; changes in consumer preferences; impairment of restaurant assets; changes in interest rates; competitive factors and weather conditions. As a result, our operating results may fall below the expectations of public market analysts and investors. In that event, the price of our common stock would likely decrease. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our historical operating results.

Inflation Could Materially Adversely Affect Our Operating Results

The majority of our operating expenses have increased due to inflation. We have tried to offset these increases in operating expenses by increasing menu prices or by implementing other cost-reduction procedures that has limited the overall impact from inflation. Because we are in a competitive industry, we may be limited in the amount of menu prices we can increase. If we are unable to offset increases in operating expenses due to inflation, it could materially adversely affect or business, financial condition, operating results or cash flows.

Increased Energy Costs and Power Outages May Adversely Affect Our Profitability

Our success depends in part on our ability to absorb increases in utility costs. Various regions of the United States in which we operate multiple restaurants, particularly California, have experienced significant and temporary increases in utility prices. We have in the past closed restaurants on a temporary basis due to the inability to receive electrical power. If these increases should recur, it may adversely affect our profitability.

Increased Food Costs Could Materially Adversely Affect Our Operating Results

Our profitability also depends in part on our ability to anticipate and react to changes in food costs. We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by SYSCO could cause our food costs to increase. Further, various factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could materially adversely affect our business, financial condition, operating results or cash flows.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Results

Our restaurants feature Italian cuisine served primarily in small and large family-style portions. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows.

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

Our Operations Depend on Governmental Licenses and Complying with Government Regulations

Each of our restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality in which the restaurant is located. There can be no assurance that we will not experience difficulties or failures in obtaining the required licenses or approvals. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations.

We also are subject to federal and state environmental regulations and adverse changes in these regulations could have a material negative effect on our operations. For example, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. A material increase in the minimum wage and other statutory benefits could adversely affect our operating results and profitability.

We May Face Liability Under Dram Shop Statutes

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

Complaints or Litigation and the Related Adverse Publicity From Guests May Materially Adversely Affect Us

We are from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. These claims may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Multi-unit restaurant businesses can also be adversely affected by publicity resulting from poor food quality, food-born illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend heavily on the brands Buca di Beppo and Vinny T’s of Boston for all of our revenues, unfavorable publicity relating to one or more Buca di Beppo or Vinny T’s of Boston restaurants could have a material adverse effect on our business, results of operations, and financial condition.

We May be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows. Moreover, if we issue additional equity securities, the holdings of existing shareholders may be diluted.

Although we expect that borrowings under our credit facility, combined with other resources will be sufficient to fund our capital requirements at least through fiscal 2005, this may not be the case. Our credit facility limits our capital expenditures in future years, including a maximum of $13 million in fiscal 2004. We may be required to seek additional capital earlier than anticipated if:

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

We May Suffer from Uninsured Losses that Could Have a Material Adverse Effect on Our Business

We have comprehensive insurance, including general liability, fire, extended coverage and employee practices liability coverage. However, there are certain types of losses that may be uninsurable or that we believe are not economically insurable, such as earthquakes, other natural disasters, and terrorist attacks. In view of the location of many of our existing and planned restaurants in California and other earthquake prone areas of the United States, our operations are susceptible to damage and disruption caused by earthquakes. In the event of an earthquake or other natural disaster affecting one or more geographic areas of our operations, we could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties.

The terrorist attacks on the United States had a significant impact on the portion of our business that is celebratory in nature and adversely affected our restaurant sales and profitability. With the threats of additional terrorists attacks and continuing uncertainty created by the war on terrorism, there could be a potential downturn in the economy and a decrease in consumer spending. These factors, as well as the effects of adverse publicity to our business could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Properties

We lease the land and building at 51 of our Buca di Beppo restaurant locations and all 10 of our Vinny T’s of Boston restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 34 restaurant locations and own the land and building at 10 locations. Current restaurant leases have expiration dates ranging from 2004 to 2023, excluding options to renew for additional periods of time.

We currently own and operate 95 Buca di Beppo restaurants and 10 Vinny T’s of Boston restaurants located in 43 markets in 30 states and the District of Columbia.

Market	Number of Buca di Beppo Restaurants	Number of Vinny T’s of Boston Restaurants
Phoenix, Arizona	4
Los Angeles, California	11
Sacramento, California	2
San Diego, California	2
San Francisco, California	3
Denver, Colorado	3
Colorado Springs, Colorado	1
Daytona Beach, Florida	1
Jacksonville, Florida	1
Miami, Florida	4
Orlando, Florida	2
Naples, Florida	1
Tampa Bay, Florida	2
Atlanta, Georgia	1
Honolulu, Hawaii	1
Chicago, Illinois	5
Indianapolis, Indiana	3

Market	Number of Buca di Beppo Restaurants	Number of Vinny T’s of Boston Restaurants
Des Moines, Iowa	1
Kansas City, Kansas/Missouri	2
Louisville, Kentucky	1
Portland, Maine		1
Boston, Massachusetts		8
Detroit, Michigan	3
Minneapolis/St. Paul, Minnesota	5
Omaha, Nebraska	1
Las Vegas, Nevada	2
Albuquerque, New Mexico	1
Buffalo, New York	1
Albany, New York	1
Charlotte, North Carolina	1
Cincinnati, Ohio	1
Cleveland, Ohio	3
Columbus, Ohio	2
Philadelphia, Pennsylvania	7	1
Pittsburgh, Pennsylvania	2
Nashville, Tennessee	1
Austin, Texas	1
Dallas, Texas	3
Houston, Texas	2
Salt Lake City, Utah	2
Seattle, Washington	2
Milwaukee, Wisconsin	1
Washington, D.C./Maryland	2

We maintain our executive offices at 1300 Nicollet Mall, Suite 5003, Minneapolis, Minnesota, 55403. Subject to normal expansion, we believe that our facilities are adequate to meet our present needs and reasonably foreseeable needs.

Item 3.	Legal Proceedings

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of this litigation, some of which is covered by insurance, has had a material effect on us. We are aware of a complaint filed by two of our former employees in California in March 2004 alleging that we have violated certain wage and labor codes. We believe that these allegations are without merit and intend to defend the company rigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item X.	Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Joseph P. Micatrotto	52	Chairman of the Board, President and Chief Executive Officer

Greg A. Gadel	44	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Stephen B. Hickey	59	Chief Marketing Officer

John J. Motschenbacher	41	Chief Information Officer

Joseph J. Kohaut	41	Senior Vice President of Food & Beverage and Purchasing

None of the above executive officers is related to each other or to any of our other directors.

Joseph P. Micatrotto joined BUCA, Inc. in 1996 as President, Chief Executive Officer and as a director. In July 1999, he became the Chairman of the Board. Mr. Micatrotto’s 30-year career in restaurant management includes tenure as CEO of Panda Management Company, Inc., where he led the company’s expansion, and as President and CEO of Chi-Chi’s Mexican Restaurante, Inc., where he was instrumental in its national growth. Mr. Micatrotto is active on various boards and industry groups including the National Restaurant Association.

Greg A. Gadel has been our Chief Financial Officer and Treasurer since 1997, our Secretary since 1998 and our Executive Vice President since 2001. Prior to joining BUCA, Inc., Mr. Gadel was CFO for the 32-unit restaurant chain, Leeann Chin. He also previously served as Vice President and Controller for the largest Chi-Chi’s Mexican Restaurante, Inc. franchisee, Consul Corporation. He has also worked for Marriott International, Inc., McDonald’s Corporation and the Deloitte & Touche LLP accounting firm. He has more than 21 years of experience in the restaurant industry. Mr. Gadel is a member of the American Institute of Certified Public Accountants.

Stephen B. Hickey joined BUCA, Inc. in January 2004 as our Chief Marketing Officer. Mr. Hickey brings over 35 years of marketing and consulting experience to BUCA, Inc. Mr. Hickey has held senior marketing executive positions with several major quick-service and full-service restaurant chains. He launched his career at McDonald’s, where he served in several capacities including Staff Director of National Marketing. He also held Vice President of Marketing positions with Hardee’s Food Systems, Applebee’s, and Wendy’s International, Inc. Prior to joining BUCA, Inc., Mr. Hickey served as Senior Vice President of Marketing for Creative Consumer Concepts, a kids and family marketing company serving the restaurant industry.

John J. Motschenbacher joined BUCA, Inc. as our Corporate Controller in 1998. He was promoted to Vice President of Finance and Purchasing in 1999, Senior Vice President of Information Technology in August 2003, and Chief Information Officer in March 2004. Mr. Motschenbacher oversees the information technology and guest services departments. His primary responsibilities are to manage the communication structure for the restaurants and corporate office. Previously, Mr. Motschenbacher was the Controller for Café Odyssey restaurant, Leann Chin Inc. and Bon Appetit Management Company. Mr. Motschenbacher has 16 years of experience in the restaurant industry.

Joseph J. Kohaut joined BUCA, Inc. in 1997 as a Divisional Vice President. Mr. Kohaut became Senior Vice President of Operations in 2001, Chief Operations Officer in 2002, and Senior Vice President of Food & Beverage and Purchasing in 2004. Mr. Kohaut has more than 25 years of restaurant industry experience, including management positions with Panda Management Company, Inc., Chi-Chi’s Mexican Restaurante, Inc. and the Ground Round, Inc. He is a member of the board of directors of the American Beverage Institute and Cheers Editorial Advisory Board.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market System under the symbol “BUCA.” As of March 2, 2004, there were approximately 599 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported by the Nasdaq Stock Market.

Period	High	Low
2002 First Quarter	19.700	14.700
2002 Second Quarter	20.200	15.620
2002 Third Quarter	19.030	5.600
2002 Fourth Quarter	9.810	6.610

2003 First Quarter	8.400	5.000
2003 Second Quarter	6.750	5.500
2003 Third Quarter	7.260	5.250
2003 Fourth Quarter	6.670	5.220

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

On February 26, 2004, we completed the sale in a private placement of 3,300,000 shares of newly issued common stock to institutional investors. The purchase price was $5.50 per share and resulted in gross proceeds of $18,150,000. The sales were made in reliance upon exemptions from registration provided under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for transactions not involving a public offering. We intend to file a registration statement on Form S-3 in connection with the resale of such shares.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share, per share and operating data)

The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 28, 2003 are derived from our audited consolidated financial statements. The consolidated financial statements and their notes for each of the three fiscal years ended December 28, 2003, and the independent auditors’ report on those years, are included elsewhere in this Annual Report on Form 10-K. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 26, 1999	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003
Restaurant sales	$71,528	$129,790	$175,635	$240,259	$257,043
Restaurant costs:
Product	19,723	34,016	44,234	58,820	62,595
Labor	23,069	41,113	55,598	77,704	86,568
Direct and occupancy	14,551	25,405	39,865	57,177	69,539
Depreciation and amortization	3,169	6,190	9,593	13,412	16,546

Total restaurant costs	60,512	106,724	149,290	207,113	235,248
General and administrative expenses	5,924	7,562	10,454	16,188	18,422
Pre-opening costs	3,600	4,423	3,464	2,599	2,300
Loss on impairment of long-lived assets (1)			2,147	382	15,330

Operating income (loss)	1,492	11,081	10,280	13,977	(14,257)
Interest income	495	605	645	188	95
Interest expense	(499)	(480)	(270)	(1,226)	(2,179)
Loss on early extinguishment of debt	(1,545)			(394)
Subordinated debt conversion costs	(954)

(Loss) income before income taxes	(1,011)	11,206	10,655	12,545	(16,341)
Benefit from (provision for) income taxes	2,435	(3,922)	(3,837)	(4,549)	4,041

Net income (loss)	1,424	7,284	6,818	7,996	(12,300)
Cumulative preferred stock dividends, accretion of preferred stock to redemption value and change in redeemable common stock	(744)

Net income (loss) applicable to common stock	$680	$7,284	$6,818	$7,996	$(12,300)

Net income (loss) per share applicable to common stock-basic	$0.08	$0.56	$0.43	$0.48	$(0.73)

Weighted average common shares outstanding	8,110,807	13,124,182	15,910,473	16,498,204	16,738,032

Net income (loss) per share applicable to common stock-diluted	$0.08	$0.54	$0.41	$0.47	$(0.73)

Weighted average common shares assumed outstanding	8,654,536	13,575,762	16,456,433	16,879,655	16,738,032

	Fiscal Year Ended
	December 26, 1999	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003
Comparable restaurant sales increase (decrease)
Buca di Beppo (2)	9.6%	6.0%	(0.6)%	(2.1)%	(6.9)%
Vinny T’s of Boston (3)				(7.6)%	(7.8)%
Average weekly restaurant sales
Buca di Beppo	$54,229	$55,609	$54,075	$52,186	$48,344
Vinny T’s of Boston (3)				$65,214	$60,429
Restaurant open at end of period
Buca di Beppo	34	51	68	82	95
Vinny T’s of Boston (3)				9	10

	As of
	December 26, 1999	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,726	$9,249	$12,444	$3,408	$3,014
Total assets	75,945	123,437	168,082	217,430	215,359
Total debt and capital leases, including current portions	1,738	1,806	468	29,890	39,136
Shareholders’ equity	$61,709	$104,390	$145,592	$156,763	$145,197

(1)	Losses on impairment of long-lived assets primarily include asset impairment charges taken on both open and unopened restaurants. The asset impairment of fixed and other long-term assets for certain open restaurants was taken because the sum of expected discounted cash flows of such restaurants did not support the net book value of the related restaurant assets. The impairment of capitalized development costs for certain unopened restaurants was taken because of a reduction in our development plans.
(2)	The calculation of comparable restaurant sales increases (decreases) includes restaurants open for 12 full calendar months for fiscal years 1998 through 2000. In fiscal 2001, we changed our method of calculating comparable restaurant sales to restaurants open for a full 18 months. The fiscal 2000 and 2001 years were adjusted to provide comparable 52-week or 53-week fiscal years.
(3)	We acquired Vinny T’s of Boston on January 14, 2002. Comparable restaurant sales and average weekly sales are calculated from that date forward.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 28, 2003, we owned and operated 95 Buca di Beppo and 10 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon recreations of the neighborhood Italian eateries prominent and the neighborhoods of lower Manhattan, Brooklyn and South Philadelphia in the 1940’s.

From 1996 to 2003, we had pursued a rapid but disciplined expansion strategy, opening two restaurants in 1996; five in 1997; eight in 1998; 15 in 1999; 17 in each of 2000 and 2001; and 14 in each of 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we have decided to slow down our development plans until we have developed appropriate strategies to improve our comparable restaurant sales trends. We intend to open three new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2004. All have leases signed and two are under construction.

In an effort to attract smaller parties and allow our guests to try a wider variety of our menu items, we introduced smaller portion sizes for a majority of entrees on our menu. We expect our Buca Small initiative to be implemented in all of our Buca di Beppo restaurants by April 2004. We also expect to begin to publicize our Buca Small menu during the first half of fiscal 2004.

The Buca Small menu initiative is a continuing step in our efforts to evolve our menu in order to attract a wider variety of guests into our restaurants. We are also in the process of implementing our lunch program in approximately 25% of our Buca di Beppo restaurants over the next 12 months. We believe that the Buca Small menu, lunch menu program, increased marketing campaign efforts and focused management efforts will assist in our ability to achieve our ultimate long-term goal of increasing our comparable restaurant sales through guest counts.

Our restaurant sales are primarily comprised of the sales of food and beverages. Our calculation of comparable restaurant sales includes restaurants open for 18 full calendar months. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Loss on impairment of long-lived assets primarily relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. Interest expense includes the cost of interest expense on debt and interest income includes the interest income on invested assets. The early extinguishment of debt is related to the write-off of deferred loan acquisition costs at the time at which we refinanced our credit facility. The provision for (benefit from) income taxes represents our estimate of all federal and state income taxes we will have to pay for that period.

Results of Operations

Our operating results for the 52-week periods ended December 30, 2001, December 29, 2002 and December 28, 2003 expressed as a percentage of sales were as follows:

	Fiscal Year Ended
	December 30, 2001	December 29, 2002	December 28 2003
Restaurant sales (in thousands)	$175,635	$240,259	$257,043
Restaurant costs
Product	25.2%	24.5%	24.4%
Labor	31.7%	32.3%	33.7%
Direct and occupancy	22.7%	23.8%	27.1%
Depreciation and amortization	5.5%	5.6%	6.4%

Total restaurant costs	85.0%	86.2%	91.5%
General and administrative expenses	6.0%	6.7%	7.2%
Pre-opening costs	2.0%	1.1%	0.9%
Loss on impairment of long-lived assets	1.2%	0.2%	6.0%

Operating income (loss)	5.9%	5.8%	(5.5)%
Interest income	0.4%	0.1%	0.0%
Interest expense	(0.2)%	(0.5)%	(0.8)%
Loss on early extinguishment of debt	0%	(0.2)%	0.0%

Income (loss) before income taxes	6.1%	5.2%	(6.4)%
(Provision for) benefit from income taxes	(2.2)%	(1.9)%	1.6%

Net income (loss)	3.9%	3.3%	(4.8)%

52 Week Fiscal Year Ended December 28, 2003 Compared to 52 Week Fiscal Year Ended December 29, 2002

Restaurant sales. Restaurant sales increased by $16.7 million, or 7.0%, to $257.0 million in fiscal 2003 from $240.3 million in fiscal 2002. The increase in restaurant sales was a result of 13 new Buca di Beppo restaurants and one Vinny T’s of Boston restaurant opened in fiscal 2003 and a full year of sales on 14 new Buca di Beppo restaurants opened in fiscal 2002. Our Buca di Beppo comparable restaurants sales decreased by 6.9% in fiscal 2003. Our Vinny T’s of Boston comparable restaurant sales decreased 7.8% in fiscal 2003. Our Buca di Beppo average weekly sales declined to $48,344 in fiscal 2003 from $52,186 in fiscal 2002. Our Vinny T’s of Boston average weekly sales declined to $60,429 in fiscal 2003 from $65,214 in fiscal 2002. Both of these reductions in comparable restaurant sales and average weekly sales were due to a reduction in guest counts. We increased prices approximately 1.5% at Buca di Beppo on the first day of fiscal 2003 and approximately 2.5% at Vinny T’s of Boston in March 2003. We expect to increase prices approximately 1% at Buca di Beppo with the introduction of our Buca Small menu program by April 2004. We have not taken a price increase at Vinny T’s of Boston in fiscal 2004.

Product. Product costs increased by $3.8 million to $62.6 million in fiscal 2003 from $58.8 million in fiscal 2002. Product costs decreased as a percentage of restaurant sales to 24.4% in fiscal 2003 from 24.5% in fiscal 2002. This reduction as a percentage of sales was primarily the result of stronger purchasing contracts for a number of key products, change in accounting for contributions from our product vendors for our paisano management conference, and a 1.5% price increase implemented at Buca di Beppo and a 2.5% price increase implemented at our Vinny T’s of Boston restaurants in fiscal 2003. We expect product costs to remain constant as a percentage of sales in fiscal 2004 from fiscal 2003.

Labor. Labor costs increased by $8.9 million to $86.6 million in fiscal 2003 from $77.7 million in fiscal 2002. Labor costs increased as a percentage of sales to 33.7% in fiscal 2003 as compared to 32.3% in fiscal 2002. The primary reason for the increase in labor costs as a percentage of sales in fiscal 2003 was the decline in average weekly sales at both Buca di Beppo and Vinny T’s of Boston. Our hourly labor increased 0.8%, management payroll increased 0.2%, and payroll taxes and benefits increased 0.4%, as a percentage of sales in fiscal 2003 as compared to fiscal 2002. We expect labor costs to remain constant as a percentage of sales in fiscal 2004 as compared to fiscal 2003

Direct and occupancy. Direct and occupancy costs increased by $12.3 million to $69.5 million in fiscal 2003 from $57.2 million in fiscal 2002. Direct and occupancy costs increased as a percentage of sales to 27.1% in fiscal 2003 from 23.8% in fiscal 2002. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to the decline in average weekly sales and rising insurance, property tax and utility costs. We anticipate direct and occupancy costs to increase slightly as a percentage of sales in fiscal 2004 as compared with fiscal 2003. The expected increase in direct and occupancy costs as a percentage of sales is due to expected increases in our marketing expenses from 2.7% of sales in fiscal 2003 to approximately 3.5% in fiscal 2004.

Depreciation and Amortization. Depreciation and amortization expenses increased by $3.1 million to $16.5 million in fiscal 2003 from $13.4 million in fiscal 2002. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants. The $13.6 million loss on impairment of long-lived assets taken in fiscal 2003 for our restaurants currently in operation will decrease the amount of depreciation and amortization expense that we will need to incur for those restaurants in future years. We expect depreciation and amortization expenses to increase slightly in fiscal 2004 from fiscal 2003.

General and Administrative. General and administrative expenses increased by $2.2 million to $18.4 million in fiscal 2003 from $16.2 million in fiscal 2002. General and administrative expenses increased as a percentage of sales to 7.2% in fiscal 2003 from 6.7% in fiscal 2002. The increase in general and administrative costs as a percentage of sales was due to the decline in average weekly sales and a $1.1 million increase related to a change in our method of accounting for vendor contributions related to our annual paisano management conference. In years previous to fiscal 2003, we had recorded vendor contributions to our paisano management conference as a reduction in general and administrative costs. In fiscal 2003, we began to record these contributions as a reduction in the related product or direct and occupancy cost. The change was made in accordance with Emerging Issues Task Force (EITF) No. 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. See Note 1 to the consolidated financial statements for a discussion of the method of accounting for vendor contributions. We expect general and administrative expenses to decrease as a percentage of sales from fiscal 2003 to fiscal 2004 primarily because of reductions related to our slow down in new restaurant development.

Pre-opening Costs. Pre-opening costs decreased $0.3 million to $2.3 million in fiscal 2003 from $2.6 million in fiscal 2002. Pre-opening costs decreased as a percentage of sales to 0.9% in fiscal 2003 from 1.1% in fiscal 2002. The decrease in pre-opening costs as a percentage of sales was due to management’s efforts to reduce these costs to our model of $185,000 per new restaurant opening and due to increased sales on a larger base of restaurants. We expect that pre-opening costs will decrease significantly as a percentage of sales as we expect to open 4 new restaurants in fiscal 2004 compared to 14 new restaurants opened in fiscal 2003.

Loss on impairment of long-lived assets. Loss on impairment of long-lived assets increased $14.9 million to $15.3 million in fiscal 2003 as compared to $0.4 million in fiscal 2002. The loss on impairment of long-lived assets in fiscal 2003 primarily related to a $13.6 million write down of nine Buca di Beppo restaurants currently in operation as well as a $1.5 million impairment taken on capitalized development costs for restaurants which we do not expect to open. The impairment of long-lived assets at restaurants in operation was required because management determined that the value of future undiscounted cash flows did not support the carrying value of assets. The impairment of assets for unopened restaurants was due to a reduction in our development plans. See Note 2 to the consolidated financial statements for further information regarding our losses on impairment of long-lived assets. The loss on impairment of long-lived assets in fiscal 2002 related to capitalized development costs for restaurants which we do not expect to open.

Interest income. Interest income decreased by $93,000 to $95,000 in fiscal 2003 from $188,000 in fiscal 2002. Interest income is related to the interest payments on loans we receive from our Paisano Partners in accordance with our Paisano Partner program. We expect that interest income in fiscal 2003 will increase slightly from fiscal 2002.

Interest expense. Interest expense increased $1.0 million to $2.2 million in fiscal 2003 from $1.2 million in fiscal 2002. The increase in interest expense related to increased borrowings and a higher interest rate on our term loan and line of credit facilities. We completed a private sale of shares of our common stock in February 2004 and used the net proceeds of approximately $17 million to pay down borrowings outstanding under our credit facility and for general corporate purposes. We expect interest expense to decrease in fiscal 2004 from fiscal 2003 due to decreased borrowings on our amended credit facility.

Early extinguishment of debt. There was no early extinguishment of debt charge in fiscal 2003. Early extinguishment of debt charges of $394,000 taken in fiscal 2002 related to deferred loan acquisition costs on our credit facility that was replaced in October 2002. We expect to take approximately $500,000 in early extinguishment of debt charges in the first quarter of fiscal 2004 due to the partial repayment of debt under our amended credit facility. See “Liquidity and Capital Resources” below for further information regarding the private placement of our common stock in February 2004 and amendments to our current credit facility.

(Provision for) benefit from income taxes. We recorded a $4.0 million benefit from income taxes in fiscal 2003. We incurred a provision for income taxes of $4.6 million in fiscal 2002. Because of the decline in our profitability in fiscal 2003, we recorded a $2.7 million tax valuation allowance against our long-term deferred tax assets in fiscal 2003. The benefit from income taxes in fiscal 2003 and provision for income taxes in fiscal 2002 both represented our best estimate of our ultimate income tax effects related to each fiscal year. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

52 Week Fiscal Year Ended December 29, 2002 Compared to 52 Week Fiscal Year Ended December 30, 2001

Restaurant sales. Restaurant sales increased by $64.7 million, or 36.8%, to $240.3 million in fiscal 2002 from $175.6 million in fiscal 2001. The increase in restaurant sales was a result of sales from new Buca di Beppo restaurants and the addition of nine Vinny T’s of Boston restaurants on January 14, 2002. Our Buca di Beppo comparable restaurants sales decreased by 2.1% in fiscal 2002. Our Vinny T’s of Boston comparable restaurant sales decreased 7.6% for the period from January 14, 2002 to the end of fiscal 2002. Both of these reductions in comparable restaurant sales were due to a reduction in guest counts.

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

Labor. Labor costs increased by $22.1 million to $77.7 million in fiscal 2002 from $55.6 million in fiscal 2001. Labor costs increased as a percentage of sales to 32.3% in fiscal 2002 as compared to 31.7% in fiscal 2001. A 0.6% improvement in hourly labor as a percentage of sales was offset by the increase as a percentage of sales of primarily fixed management payroll and benefits costs. The increase in management payroll and benefit costs as a percentage of sales was due to the decline in average weekly sales and the addition of Vinny T’s of Boston. Vinny T’s of Boston’s labor costs as a percentage of sales are higher than those of Buca di Beppo because the Vinny T’s of Boston restaurants serve lunch, which has a lower margin than dinner.

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

Loss on impairment of long-lived assets. The loss on impairment of long-lived assets declined $1.8 million to $382,000 in fiscal 2002 as compared to $2.1 million in fiscal 2001. The loss on impairment of long-lived assets in fiscal 2002 related to the write off of capitalized development costs on restaurants which we do not expect to open because of a reduction in our development plans. The loss on impairment of long-lived assets in fiscal 2001 related primarily to a $1.8 million asset impairment charge taken at our lowest sales volume restaurant because the estimated future undiscounted cash flows did not support the value of fixed assets at that location.

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

Provision for Income Taxes. The provision for income taxes of $4.6 million in fiscal 2002, which is 36.3% of pre-tax income, represents our estimated tax liability for the year. Our tax rate increased slightly from fiscal 2001 primarily due to increased state income taxes and the reduced impact of the income tax credit we receive for social security paid on reported tips.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.7 million in fiscal 2003, $27.8 million in fiscal 2002, and $22.6 million in fiscal 2001. Net cash provided by operating activities in fiscal 2003, 2002, and 2001 primarily related to net (loss) income plus the value of non-cash charges related to depreciation and amortization and the loss on impairment of long-lived assets. We expect to continue to generate cash from operating activities in future periods.

We use cash primarily to fund the development and construction of new restaurants. Net capital expenditures were $28.8 million in fiscal 2003, $44.5 million in fiscal 2002 and $49.6 million in fiscal 2001. We opened 13 Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in fiscal 2003 as compared to 14 new Buca di Beppo restaurants in fiscal 2002 and 17 new Buca di Beppo restaurants in fiscal 2001. In January 2002, we purchased nine Vinny T’s of Boston restaurants for approximately $21 million. Each new Buca di Beppo or Vinny T’s of Boston leased restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million, excluding pre-opening costs expected to be approximately $185,000 for a Buca di Beppo and $200,000 for a Vinny T’s of Boston restaurant. Since 1999, we have been building restaurants based upon our prototype designs. These designs are expected to require between $1.5 million to $2.0 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants.

In fiscal 2003, we received $3.6 million from the sale of property and equipment. The majority of these funds were related to the $3.3 million sale and leaseback of our St. Paul restaurant in June 2003. The net book value at the time of the sale was $1.2 million, thus creating a $2.1 million deferred gain on the sale and leaseback of the restaurant. This deferred gain will be recognized over the remainder of the 20-year initial operating lease term. We have and may continue to refinance any purchases of land or buildings through sale-leaseback transactions. Our current credit facility restricts our ability to complete certain types of sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

On January 28, 2004, our board of directors and management reached a decision to cancel the development of a number of restaurant sites. At two of these sites, we had already executed operating lease agreements and have been making monthly lease payments of approximately $37,000. These leases were established during fiscal 2002 and 2003 and have initial non-cancelable terms of 10 to 20 years. During fiscal 2004, we expect to incur certain charges to exit such leases. The fair value of these charges will be estimated in accordance with the accounting standards as documented in Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Dispersal Activities.” This will require that we negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties.

Net cash provided by financing activities was $9.7 million in fiscal 2003, $29.2 million in fiscal 2002 and $31.7 million in fiscal 2001. Financing activities in fiscal 2003 consisted primarily of borrowings on our line of credit and payments of our term loan. The net proceeds from our debt borrowings were primarily used to fund the development of 13 new Buca di Beppo and one new Vinny T’s of Boston restaurant. Financing activities in fiscal 2002 consisted of borrowings and payments on credit facilities completed in January and October of that year. The proceeds from those two credit facilities were primarily used to purchase

Vinny T’s of Boston in January 2002 and fund the development of 14 new Buca di Beppo restaurants. Financing activities in fiscal 2001 consisted primarily of the sales of equity securities in a private investment in a public entity (PIPE), primarily to help fund the development of 17 new Buca di Beppo restaurants.

In October 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The revolving credit facility expires on October 11, 2007. We were required to pay back $5 million annually in principal toward the term loan during fiscal 2003 through 2007. Principal payments are to be made on a quarterly basis. The revolving credit facility bore interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00%, dependent upon our meeting certain financial ratios. We are required to pay 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets.

In November 2003, we amended our credit agreement. Under this amendment, which waived certain financial covenant defaults, we paid a fee of approximately $100,000. The agreement also increased the interest rate to the lower of our lenders reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75% (3.34% to 4.84% as of March 3, 2004). The amended credit agreement contains covenants that place restriction on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, maintenance of certain financial ratios, eliminates future sale-leaseback transactions and includes other customary covenants.

In February 2004, we further amended our credit facility. The amendment, which waived certain financial covenant defaults, required us to pay $8.5 million as a permanent reduction in our term loan facility and changed the maturity date of the term loan facility from October 11, 2007 to October 11, 2006. Of the $8.5 million in payments against the term loan, $5.0 million was applied to the required term loan payments in fiscal 2007. The remaining $3.5 million was applied evenly against the required term loan payments for fiscal years 2004 through 2006. Thus, our revised term loan requirement is to pay $3,833,333 annually for fiscal years 2004 through 2006. These payments are required to be made evenly over the four quarters of each fiscal year. The amendment changed certain financial covenants and eliminated our minimum interest coverage ratio requirement. Our annual capital expenditures are limited as follows: $13 million in fiscal 2004; $17 million in fiscal 2005; $19 million in fiscal 2006 and $21 million in fiscal 2007. Also, the amendment limits our ability to incur capital expenditures for new restaurants and sign leases for new restaurant locations. We were required to pay a waiver fee of $112,500. At March 3, 2004, we had $11.5 million outstanding on our term loan and $12.5 million outstanding on our line of credit.

On February 26, 2004, we completed the sale of 3.3 million shares of Buca, Inc. stock at a price of $5.50 per share for total gross proceeds of $18,150,000. After deducting equity transaction costs of approximately $1 million, we received net proceeds from the equity sale of approximately $17 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital requirements in fiscal 2004 to be approximately $13 million, which is the limit established under our credit facility. We have slowed down our development for fiscal 2004 until we have developed appropriate strategies to improve our comparable restaurant sales trends. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least 2005. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Our capital expenditures in fiscal 2003 included development of a training facility in Sermenino, Italy. As of December 28, 2003, $279,000 had been invested in the land and other site development costs. We estimate the additional cost to complete construction of the facility to be approximately $700,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	22,004	5,071	10,143	6,372	418
Capital Lease Obligations	132	44	88
Operating Lease Obligations	413,058	18,044	38,084	38,588	318,342

Total	435,194	23,159	48,315	44,960	318,760

Purchase Obligations

We have entered into an agreement with Heinz North America for the purchase of tomato products. In exchange for a fixed price commitment, we are obligated to utilize Heinz North America for a minimum of 85% of our annual tomato products business. This contract expires on July 31, 2005.

We have entered into an agreement with ConAgra Foods for the purchase of tomato products in exchange for a fixed price commitment. We have no minimum purchase requirements. This contract expires on September 30, 2005.

We have entered into an agreement with Pepsi-Cola to be our exclusive provider of fountain beverages. This agreement expires upon the latter of October 5, 2009 or until such time as we have purchased a total of 2,400,000 gallons of fountain beverages from Pepsi-Cola. We have no minimum annual purchase requirements from this contract.

We utilize Sysco Corporation to be the primary distributor of food products to our restaurants. The agreement, which expires on February 28, 2006, requires us to utilize Sysco Corporation for the distribution of various products at all of our restaurants. In exchange for a fixed markup commitment, we are obligated to utilize Sysco for a minimum of 90% of our various product purchases.

We have entered into a contract with Edward Don for the purchase of certain restaurant equipment and supplies. In exchange for a fixed markup commitment, Edward Don will retain certain product inventory levels for distribution. We have no minimum purchase requirements. This agreement expires on September 30, 2004.

We have entered into an agreement with Solana Beach Baking Company for the purchase of bread products in exchange for a fixed price commitment. We have no minimum purchase requirements. This contract expires on December 1, 2006.

We have entered into two agreements with Cert-Fresh Foods, Inc. for the purchase of various food products. In exchange for a fixed price commitment, we are obligated to purchase a minimum quantity of shrimp. These contracts expire on February 28, 2005 and December 31, 2005.

We have entered into an agreement with Qwest Communication to provide certain telephone and communication services. The agreement expires on September 23, 2007. We are required to spend a pre-discount minimum of $50,000 per month for services provided by Qwest.

We have entered into an agreement with a third party credit card service provider to provide credit/debit card settlement services for a fixed fee per credit/debit transaction. The agreement expires on February 23, 2007.

We have entered into a consulting agreement with a real estate consultant to provide certain services related to the indentification and lease negotiation of new Buca di Beppo and Vinny T’s of Boston restaurant locations. Under the agreement, which expires on June 30, 2005, we are required to pay the consultant a brokerage fee ranging from $10,000 to $50,000 for each restaurant location that is approved by our real estate advisory committee.

We entered into an employment agreement with our Chief Executive Officer on July 22, 1996, which was subsequently amended and restated in February 1999, and further amended in September 2000, December 2002, and March 2003. The agreement as amended provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments of 12 to 24 months. The agreement expires on December 31, 2005.

We entered into employment agreements with both our Executive Vice President and Chief Financial Officer and Senior Vice President of Food & Beverage and Purchasing in December 2002. Each agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). Each agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments of 12 to 18 months. The agreements expire on December 31, 2005.

In January 2002, we established a Key Employee Stock Ownership Plan (KEYSOP) that enables certain employees the option to purchase mutual fund investments. Options awarded under the KEYSOP vest as determined by our board of directors (typically 5 years) and are exercisable after a 6-month waiting period but no later than 15 years from the grant date. Eligible employees are also allowed to allocate up to 100% of their bonus and/or base compensation into the KEYSOP. Eligible employees can exercise an option to purchase these mutual fund investments by paying 25% of the investment’s fair value at grant date. We adopted a hedging policy to purchase the full value of the option grant at the time of issuance. We had $1,854,000 at December 28, 2003 in invested assets to hedge current and future obligations under the KEYSOP.

Other than described above, we have on-going purchases of products and services that are primarily short term in nature.

For further discussion regarding our contractual obligations described above, see Notes 5, 6, 9, 10 and 11 to our Consolidated Financial Statements.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements include accounts of BUCA, Inc and all of our wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes. Note 1 to our Consolidated Financial Statements describes our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Impairment of Long-Lived Assets

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. This analysis is done on annual basis or whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. In fiscal 2001, 2002 and 2003 we recorded asset impairment charges related to the write-down of restaurants in operation because the value of estimated future cash flows for those restaurants did not support the carrying value of their respective restaurant assets or because the capitalized developed costs became impaired for restaurants which we did not expect to open because of a reduction in our development plans.

Impairment of Goodwill

We assess the recoverability of goodwill that is related to our purchase of Vinny T’s of Boston on an annual basis and whenever events or changes in circumstance indicate the carrying value may not be recoverable. We test impairment at the concept level for this goodwill based upon the historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. A concept is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the concept is less than its carrying amount of fixed assets and goodwill. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of the concept exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates of comparable restaurant sales, remaining lease terms, fair value of other similar restaurant concepts and other factors. We have not taken an impairment of goodwill related to our purchase of Vinny T’s of Boston. If these assumptions change in the future, we may be required to take an asset impairment charge related to our goodwill.

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

Purchase Accounting

We account for our acquisitions under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on management’s best judgments or estimates, with the assistance of third-party valuations when necessary. Our financial position and results from operations may be affected by changes in estimates and judgments. We recorded our purchase of Vinny T’s of Boston in January 2002 based upon the purchase method of accounting.

Provision for Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. In fiscal 2003, we recorded a $2.7 million tax valuation allowance related to our deferred tax assets.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this Statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

In fiscal 2003 we adopted Emerging Issues Task Force (EITF) No. 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. EITF No. 02-16 is effective for arrangements entered into after December 31, 2002. We receive contributions from trade vendors in varying amounts in support of our annual paisano management conference, which all of our paisano partners attend. In 2003, $970,000 in contributions received was recorded as a reduction in the related product cost, direct and occupancy cost, general and administrative cost, or fixed asset capital expenditure purchased from such vendors, in accordance with EITF 02-16. In previous years these contributions were recorded as a reduction of the cost of the event, which was recorded in general and administrative expenses.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (FIN 46 (revised)), which revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 (revised) clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support. An enterprise shall consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. We do not expect FIN 46 (revised) to have an impact on our consolidated financial position, results of operations or cash flows.

For further information on SFAS No.150, EITF No. 02-16 and FIN 46 (revised), see Note 1 to our Consolidated Financial Statements.

Inflation

The primary inflationary factors affecting our operations are food, labor, property tax and utility costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest at the lower of our lender’s reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75% (3.34% to 4.84% as of March 3, 2004). As of March 3, 2004, we had $24 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $240,000.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of 2.5%, which is only slightly more than our average price increases of approximately 1% in fiscal 2004, 2% in fiscal 2003, and 1% in fiscal 2002. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 8.	Financial Statements and Supplementary Data

See the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004. Information relating to our executive officers is provided in Part I of this Annual Report on Form 10-K under the heading “Item X. Executive Officers of the Registrant.”

Our board of directors has determined that at least one member of our Audit Committee, John P. Whaley, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the

SEC in furtherance of Section 407. Mr. Whaley is independent, as that term is defined under the National Association of Securities Dealers’ listing standards.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.bucainc.com.

We intend to disclose any waiver of our code of business conduct and ethics for our directors or executive officers in future Form 8-K filings within five business days following the date of such waiver. We also intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11.	Executive Compensation

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Stock Ownership of Directors, Officers and Principal Shareholders” and “Equity Compensation Plan Information” in our Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Certain Transactions” in our Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on May 4, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Amended and Restated By-Laws of the Registrant. (2)
4.1	Specimen of Common Stock certificate. (3)
4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (4)
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(5)
10.2	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(6)
10.3	Stock Option Plan for Non-Employee Directors. *(7)
10.4	BUCA, Inc. 401(k) Plan. (8)
10.5	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (9)
10.6	Split-Dollar Insurance Agreement, dated as of January 17, 1997, by and between the Registrant and Joseph P. Micatrotto. *
10.7	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto. * (10)
10.8	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto.* (11)
10.9	Amendment No. 2 to Amended and Restated Employment Agreement dated as of December 9, 2002 between the Registrant and Joseph P. Micatrotto. * (12)
10.10	Amendment No. 3 to Amended and Restated Employment Agreement dated as of March 24, 2003 between the Registrant and Joseph P. Micatrotto. * (13)
10.11	Employment Agreement, dated as of December 9, 2002, by and between the Registrant and Greg A. Gadel. * (14)
10.12	Employment Agreement, dated as of December 9, 2002, by and between the Registrant and Joseph J. Kohaut. * (15)
10.13	Amended and Restated BUCA Key Employee Share Option Plan (as amended as of January 13, 2003). * (16)
10.14	Form of Option Agreement for BUCA Key Employee Share Option Plan (Outright Awards) with schedule of awards to BUCA’s executive officers attached. * (17)
10.15	Form of Option Agreement for BUCA Key Employee Share Option Plan (Awards based on Deferred Compensation) with schedule of awards to BUCA’s executive officers attached. * (18)
10.16	BUCA, Inc. Employee Stock Purchase Plan. (19)
10.17	Asset Purchase Agreement dated as of December 17, 2001 between Registrant and the Sellers named therein. (20)
10.18	Revolving Credit and Term Loan Agreement, dated as of September 30, 2002, by and among the Registrant, the Guarantors named therein, Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A. and U.S. Bank National Association. (21)
10.19	First Amendment to the Revolving Credit and Term Loan Agreement dated as of November 4, 2003 by and among the Registrant, the Guarantors named therein, Fleet National Bank, as Administrative Agent for the lenders, and other lenders named therein. (22)
10.20	Second Amendment to the Revolving Credit and Term Loan Agreement dated as of February 23, 2004 by and among the Registrant, the Guarantors named therein, Fleet National Bank, as Administrative Agent for the lenders, and other lenders named therein. (23)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed with the Commission of February 26, 2004.
(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-65130), filed with the Commission on July 13, 2001.

(6)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(8)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(9)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(11)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(12)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(13)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(14)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(15)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(16)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(17)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(18)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(19)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(20)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2001.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2003.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 24, 2004.

(c)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on October 23, 2003 furnishing under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition” a copy of the press release, dated October 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

BUCA, INC.

By	/s/ JOSEPH P. MICATROTTO

Joseph P. Micatrotto Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

/s/ JOSEPH P. MICATROTTO

Joseph P. Micatrotto Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ GREG A. GADEL

Greg A. Gadel Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ PAUL J. ZEPF

Paul J. Zepf, Director

/s/ PETER J. MIHAJLOV
Peter J. Mihajlov, Director

/s/ SIDNEY J. FELTENSTEIN
Sidney J. Feltenstein, Director

/s/ JOHN P. WHALEY
John P. Whaley, Director

BUCA, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BUCA, Inc. and Subsidiaries (the Company) as of December 29, 2002 and December 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BUCA, Inc. and Subsidiaries as of December 29, 2002 and December 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company changed its method of accounting for contributions received from vendors in support of certain operating expenses.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 8, 2004

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 29, 2002	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,408	$3,014
Accounts receivable	2,673	3,537
Inventories	6,218	7,200
Prepaid expenses and other	3,078	4,304

Total current assets	15,377	18,055

PROPERTY AND EQUIPMENT, net	181,587	177,170
OTHER ASSETS	8,707	8,375
GOODWILL	11,759	11,759

	$217,430	$215,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,457	$14,399
Accrued expenses, deferred taxes and other	13,702	12,695
Line of credit borrowings	4,000	17,000
Current maturities of long-term debt and capitalized leases	5,082	5,115

Total current liabilities	36,241	49,209
LONG-TERM DEBT AND CAPITALIZED LEASES, less current maturities	20,808	17,021
OTHER LIABILITIES	3,618	3,932

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding Common stock, $.01 par value per share, 30,000,000 authorized; 16,615,919 and 16,804,921 shares issued and outstanding, respectively	166	168
Additional paid-in capital	150,030	150,982
Retained earnings (accumulated deficit)	7,685	(4,615)

	157,881	146,535
Notes receivable from employee shareholders	(1,118)	(1,338)

Total shareholders’ equity	156,763	145,197

	$217,430	$215,359

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	December 30, 2001	December 29, 2002	December 28, 2003
Restaurant sales	$175,635	$240,259	$257,043
Restaurant costs:
Product	44,234	58,820	62,595
Labor	55,598	77,704	86,568
Direct and occupancy	39,865	57,177	69,539
Depreciation and amortization	9,593	13,412	16,546

Total restaurant costs	149,290	207,113	235,248
General and administrative expenses	10,454	16,188	18,422
Pre-opening costs	3,464	2,599	2,300
Loss on impairment of long-lived assets	2,147	382	15,330

Operating income (loss)	10,280	13,977	(14,257)
Interest income	645	188	95
Interest expense	(270)	(1,226)	(2,179)
Loss on early extinguishment of debt		(394)

Income (loss) before income taxes	10,655	12,545	(16,341)
(Provision for) benefit from income taxes	(3,837)	(4,549)	4,041

Net income (loss)	$6,818	$7,996	$(12,300)

Net income (loss) per common share—basic (Note 8):
Net income (loss) per common share	$0.43	$0.48	$(0.73)

Weighted average common shares outstanding	15,910,473	16,498,204	16,738,032

Net income (loss) per common share—diluted (Note 8):
Net income (loss) per common share	$0.41	$0.47	$(0.73)

Weighted average common shares assumed outstanding	16,456,433	16,879,655	16,738,032

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except for share data)

			Additional paid-in	Accumulated deficit / retained	Notes receivable from	Total shareholders’
	Common stock
	Shares	Amount	capital	earnings	shareholders	Equity
BALANCE AT DECEMBER 31, 2000	14,228,490	$142	$112,162	$(7,129)	$(785)	$104,390
Exercise of common stock options	207,264	2	2,062			2,064
Issuance of common stock, net of issuance costs of $544	1,841,521	19	31,416		(619)	30,816
Repurchase of common stock from shareholders	(7,732)		(160)		160
Payments on notes receivable due from shareholders					310	310
Common stock issued under employee stock purchase plan	17,967		235			235
Tax benefit on employee stock option exercises			959			959
Net income				6,818		6,818

BALANCE AT DECEMBER 30, 2001	16,287,510	163	146,674	(311)	(934)	145,592
Exercise of common stock options	220,282	2	1,650			1,652
Issuance of common stock	85,036	1	642		(643)
Repurchase of common stock from shareholders	(16,915)		(180)		180
Payments on notes receivable due from shareholders					279	279
Common stock issued under employee stock purchase plan	40,006		372			372
Tax benefit on employee stock option exercises			872			872
Net income				7,996		7,996

BALANCE AT DECEMBER 29, 2002	16,615,919	166	150,030	7,685	(1,118)	156,763
Exercise of common stock options	33,000		192			192
Issuance of common stock	134,075	1	819		(820)
Repurchase of common stock from shareholders	(46,192)		(420)		420
Payments on notes receivable due from shareholders					180	180
Common stock issued under employee stock purchase plan	68,119	1	342			343
Tax benefit on employee stock option exercises			19			19
Net loss				(12,300)		(12,300)

BALANCE AT DECEMBER 28, 2003	16,804,921	$168	$150,982	$(4,615)	$(1,338)	$145,197

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 30, 2001	December 29, 2002	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,818	$7,996	$(12,300)
Depreciation and amortization	9,593	13,412	16,546
Loss on impairment of long-lived assets	1,816	382	15,330
Early extinguishment of debt		394
Deferred income taxes	1,338	1,667	(2,158)
Change in assets and liabilities:
Accounts receivable	93	(523)	(864)
Inventories	(1,047)	(1,108)	(982)
Prepaid expenses and other	(489)	(54)	(1,226)
Accounts payable	2,939	2,837	942
Accrued expenses	1,357	2,481	(516)
Other	186	311	(119)

Net cash provided by operating activities	22,604	27,795	14,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49,605)	(44,481)	(28,765)
Sale of property and equipment			3,642
Purchase of available-for-sale investments	(16,415)
Sale and maturity of available-for-sale investments	16,415
(Increase)decrease in other assets	(1,469)	(588)	362
Purchase of restaurant concept		(20,951)

Net cash used in investing activities	(51,074)	(66,020)	(24,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	2,900	20,000	45,000
Payments for line of credit borrowings	(2,900)	(16,000)	(32,000)
Proceeds from issuance of long-term debt		45,275	106
Principal payments on long-term debt	(1,338)	(20,365)	(3,859)
Financing costs	(421)	(2,024)	(266)
Collection on notes receivable from shareholders	310	279	180
Net proceeds from issuance of common stock	33,114	2,024	553

Net cash provided by financing activities	31,665	29,189	9,714

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,195	(9,036)	(394)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,249	12,444	3,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,444	$3,408	$3,014

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended December 30, 2001, December 29, 2002, and December 28, 2003

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At December 28, 2003, our 95 Buca di Beppo and 10 Vinny T’s of Boston restaurants are located in 30 states and the District of Columbia.

Segment Reporting—Our restaurants operate as similar concepts, are managed by restaurant, evaluated by the same management team, marketed to similar customers, and have comparable economic characteristics. Because we manage both restaurant concepts in a similar manner and allocate resources to each concept based upon their relative size to the entire organization, we have aggregated our operating segments into one reportable segment.

Fiscal Periods—The fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 were 52-week periods.

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

Cash Equivalents—We consider all unrestricted demand deposits and all unrestricted highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At December 29, 2002 and December 28, 2003, we had no cash equivalents.

Fair Value of Financial Instruments—At December 29, 2002 and December 28, 2003, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt is estimated at its carrying value based upon current rates available to us.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation. Inventories consisted of the following as of December 29, 2002 and December 28, 2003 (in thousands):

	2002	2003
Food	$975	$1,161
Beverage	1,113	1,380
Supplies	4,130	4,659

	$6,218	$7,200

Other Assets—Other assets, net of accumulated amortization, consisted of the following as of December 29, 2000 and December 28, 2003 (in thousands):

	2002	2003
Liquor licenses, net	$2,096	$1,901
KEYSOP investment account (Note 9)	1,523	1,854
Loan and lease acquisition costs, net	1,953	1,760
KEYSOP unvested employee obligations (Note 9)	1,026	837
Escrow deposits	729	502
Trademarks, net	524	874
Other	856	647

	$8,707	$8,375

Accumulated amortization for other assets was $329,000 at December 29, 2002 and $713,000 at December 28, 2003.

In fiscal 2002, we ceased to record amortization expense for intangible assets that do not have finite lives, in accordance with Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. We review our goodwill, liquor license, trademark and other long-term intangible asset carrying values for asset impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value amount of the asset may not be recoverable. In fiscal 2003, in conjunction with our annual evaluation of the recoverability of long-lived assets, we determined that $233,000 of liquor licenses was impaired. We amortize our loan and lease acquisition costs over the period in which the costs are related. Amortization expense related to liquor licenses and trademarks was $182,000 in fiscal 2001.

In fiscal 2002, we determined that $300,000 would not be recovered from the development of our Buca di Beppo cookbook. The $300,000 impairment charge was taken to general and administrative expense in fiscal 2002.

Recoverability of Long-Lived Assets—We review our long-lived assets, such as fixed assets and amortizable intangible assets, for impairment on an annual basis whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate undiscounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Recoverability of Goodwill—We assess the recoverability of goodwill that is related to our purchase of Vinny T’s of Boston on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test impairment at the concept level for this goodwill based upon the historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. A concept is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the concept is less than the carrying amount of its net assets, including goodwill. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of the concept exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates of comparable restaurant sales, remaining lease terms, fair value of other similar restaurant concepts and other factors. If these assumptions change in the future, we may be required to take an asset impairment charge related to our goodwill. Considerable management judgment is necessary to estimate undiscounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We tested our goodwill for impairment at December 29, 2002 and December 28, 2003, and determined that no impairment existed.

Accrued Expenses—Accrued expenses consisted of the following as of December 29, 2002 and December 28, 2003 (in thousands):

	2002	2003
Accrued taxes	$3,146	$3,049
Accrued payroll and related benefits	2,931	4,120
Gift certificate and card liability	2,453	2,768
Accrued construction	2,437	164
Deferred income taxes	1,524	1,034
Other accrued expenses	1,211	1,560

	$13,702	$12,695

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

Other Liabilities—Other liabilities consisted of the following as of December 29, 2002 and December 28, 2003 (in thousands):

	2002	2003
Deferred rent	$855	$1,104
Deferred income taxes (Note 7)	1,667
KEYSOP employee obligations (Note 9)	1,096	837
Deferred gain on sale and leaseback of property		1,991

	$3,618	$3,932

In June 2003, we received $3,293,000 in net proceeds from the sale and leaseback transaction of the land and building at our St. Paul, Minnesota restaurant. The net book value at the time of the sale was $1,234,000, thus creating a $2,059,000 deferred gain on the sale and leaseback of the restaurant. This deferred gain will be recognized over the remainder of the 20-year initial operating lease term.

Advertising Accounting—Advertising costs are expensed as incurred. Advertising expenses were $3,977,000, $6,460,000 and $6,928,000, respectively for fiscal years 2001, 2002 and 2003.

Stock Compensation—We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net income (loss) would have been decreased to the following pro forma amounts for 2001, 2002, and 2003 (in thousands, except for per share data):

	2001	2002	2003
Net income (loss) applicable to common stock:
As reported	$6,818	$7,996	$(12,300)
Pro forma	5,615	5,636	(15,671)
Net income (loss) per common share, basic:
As reported	$0.43	$0.48	$(0.73)
Pro forma	0.35	0.34	(0.94)
Net income (loss) per common share, diluted:
As reported	$0.41	$0.47	$(0.73)
Pro forma	0.34	0.33	(0.94)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

	2001	2002	2003
Dividend yields	None	None	None
Expected volatility	61.9%	64.6%	60.2%
Expected life of option	7 years	7 Years	7 Years
Risk-free interest rate	4.88%	4.30%	3.50%

Net Income Per Share—Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. See Note 8 for a detailed computation.

Post-employment and Post-retirement Benefits—We do not provide post-employment health care or post-retirement benefits.

Comprehensive Income—We do not have any items of other comprehensive income in any of the periods presented.

Revenue Recognition Policy—We record revenue at the time food and liquor is served. We record retail sales at the time that the items are delivered to the customer. Proceeds from the sale of gift cards are recognized as unearned revenue and recognized as revenue when they are redeemed.

Recent Accounting Pronouncements—In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this Statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

In fiscal 2003, we adopted Emerging Issues Task Force (EITF) No. 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. EITF No. 02-16 is effective for arrangements entered into after December 31, 2002. We receive contributions from trade vendors in varying amounts in support of our annual paisano management conference, which all of our paisano partners attend. In 2003, $970,000 in contributions received was recorded as a reduction in the related product cost, direct and occupancy cost, general and administrative cost, or fixed asset capital expenditure purchased from such vendors, in accordance with EITF 02-16. In previous years these contributions were recorded as a reduction of the cost of the event, which was recorded in general and administrative expenses.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (FIN 46 (revised)), which revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 (revised) clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support. An enterprise shall consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. We do not expect FIN 46 (revised) to have an impact on our consolidated financial position, results of operations or cash flows.

2. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

We have taken a loss on the impairment of long-lived assets of $2,147,000 in fiscal 2001, $382,000 in fiscal 2002, and $15,330,000 in fiscal 2003. The loss on the impairment of long-lived assets in fiscal 2001 included the write-down of one restaurant in operation and fiscal 2003 included the write-down of nine restaurants in operation. The impaired restaurants had developed a history of operating losses or negative cash flows. The impairment was taken because the value of estimated future undiscounted cash flows, including growth rates in comparable restaurant sales, was less than the carrying value of assets. The remainder of the fiscal 2001 and 2003 losses on the impairment of long-lived assets primarily relates to the write-off of capitalized development costs for restaurants which we do not expect to open because of a reduction in our development plans. The loss on impairment of long-lived assets in fiscal 2002 related completely to the write-off of capitalized development costs for restaurants we do not expect to open.

On January 28, 2004, our board of directors and management reached a decision to cancel the development of a number of restaurant sites. At two of these sites, we had already executed operating lease agreements and have been making monthly lease payments of approximately $37,000. These leases were established during fiscal 2002 and 2003 and have initial non-cancelable terms of 10 to 20 years. During fiscal 2004, we expect to incur certain charges to exit such leases. The fair value of these charges will be estimated in accordance with the accounting standards as documented in Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Dispersal Activities. This will require that we negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties.

3. VINNY T’S OF BOSTON ACQUISITION

On January 14, 2002, we acquired certain assets of nine Vinny T’s of Boston restaurants for approximately $18.5 million in cash and the assumption of certain leases and liabilities. The acquisition was financed through current cash holdings, operating cash flows, and a new credit facility that included a $20 million term loan.

The fair value of the assets and liabilities assumed in connection with the acquired assets were as follows (in thousands):

Assets acquired:
Accounts receivable	$124
Inventory	325
Prepaid expenses and other	190

Total current assets	639
Property and equipment	9,873
Other assets	497
Goodwill	11,759

Total assets	22,768

Liabilities assumed:
Accounts payable	(693)
Accrued expenses	(613)
Capital lease	(511)

Total liabilities	(1,817)

Net acquisition cost	$20,951

The acquisition has been accounted for using the purchase method of accounting, and the excess of the cost, including acquisition costs, over the fair value of the assets (goodwill) is being reviewed for impairment on an annual basis. See Note 1 for further discussion regarding our process for determining the recoverability of goodwill.

On a pro-forma basis, sales would have been $205,530,000 for fiscal 2001 and $241,473,000 for fiscal 2002, assuming that Buca di Beppo and Vinny T’s of Boston had been combined during those periods. The combination would not have had a material impact on net income or earnings per share.

4. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while repairs and maintenance costs are charged to expense. The cost of property and equipment is depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the lease, including extensions, or their estimated useful lives. Losses on impairment of long-lived assets, as discussed in Note 2, are recorded to accumulated depreciation at the time of impairment. Estimated useful lives and the components of property and equipment as of December 29, 2002 and December 28, 2003 (in thousands) are as follows:

	Years	2002	2003
Building and leasehold improvements	5–30	$132,939	$150,948
Furniture, fixtures and equipment	5–10	73,003	80,293
Land		11,511	11,336

		217,453	242,577
Accumulated depreciation		(35,866)	(65,407)

		$181,587	$177,170

We capitalize interest during the time prior to the opening of a new restaurant. We capitalized $262,000 in fiscal 2002 and $363,000 in fiscal 2003 of interest expenses to restaurant property and equipment. The capitalized interest is depreciated over the life of the related assets.

5. CREDIT FACILITY

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

In October 2002, we obtained a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The revolving credit facility expires on October 11, 2007. We were required to pay back $5 million annually in principal toward the term loan during fiscal 2003 through 2007. Principal payments are to be made on a quarterly basis. The credit facility bore interest at the lower of our lenders’ reference rate plus 0.75% to 1.50% or Eurodollar rate plus 2.25% to 3.00%, dependent upon our meeting certain financial ratios. We are required to pay 0.50% on all unused line of credit funds. The credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures and other customary covenants. Borrowings under the credit agreement are collateralized by substantially all of our assets.

In November 2003, we amended our credit agreement. Under this amendment, which waived certain financial covenant defaults, we paid a fee of approximately $100,000. The agreement also increased the interest rate to the lower of our lenders reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75%. The amended credit agreement contains covenants that place restriction on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, maintenance of certain financial ratios, eliminates certain future sale-leaseback transactions and includes other customary covenants. At December 28, 2003, we had $21.3 million outstanding on our term loan and $17 million outstanding on our line of credit

The credit agreement was amended in February 2004. See Note 14 for further discussion regarding changes to our credit facility.

6. LONG-TERM DEBT AND CAPITALIZED LEASES

Long-term debt consisted of the following as of December 29, 2002 and December 28, 2003 (in thousands):

	2002	2003
Senior term loan payable (Note 5)	$25,000	$21,250
Note payable in monthly installments, including interest at 12.0%, maturing September 2014, collateralized by leasehold improvements	452	434
Note payable in quarterly installments, including interest at 10.0%, maturity October 2011, collateralized by leasehold improvements	258	239
Capitalized lease payable in monthly installments, maturing June 2006, collateralized by equipment	91	69
Capitalized lease payable in monthly installments, maturing May 2006, collateralized by equipment	89	63
Interest free notes payable in monthly installments, maturing May 2006, collateralized by equipment		41
Interest free notes payable in monthly installments, maturing May 2006, collateralized by equipment		40

Total	25,890	22,136
Current maturities	5,082	5,115

Total long-term maturities	$20,808	$17,021

The future maturities of long-term debt and capital leases are as follows (in thousands):

2004	$5,115
2005	5,134
2006	5,097
2007	5,058
2008	1,314
Thereafter	418

$22,136

In 2002, we recognized an early extinguishment of debt charge of $394,000, which included the expensing of deferred financing costs associated with the extinguished debt.

7. INCOME TAXES

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and applicable statutory tax rates. A partial valuation allowance was recorded at December 28, 2003 against certain deferred tax assets. After careful consideration of all available evidence, we concluded that a valuation allowance was necessary to reduce the deferred tax assets to an amount that was deemed more likely than not to be realized in the future.

We have estimated federal general business credit and net operating loss carry forwards, that will begin to expire in 2018 and 2023, respectively, if not used. We also have estimated net state operating loss carry forwards, which, if not used, will begin to expire in 2014.

The (provision for) benefit from income taxes consisted of the following for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 (in thousands):

	2001	2002	2003
Current: federal	$(2,122)	$(1,481)	$1,775
State	(376)	(551)	107
Deferred: federal	(1,135)	(2,450)	2,001
State	(204)	(67)	158

(Provision for) benefit from income taxes	$(3,837)	$(4,549)	$4,041

The reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 is as follows:

	2001	2002	2003
Federal statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	3.6%	3.3%	(1.1)%
Tip credit—FICA	(4.9)%	(6.3)%	(6.3)%
Valuation allowance			16.6%
Other	3.3%	5.3%	0.1%

	36.0%	36.3%	(24.7)%

The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows as of December 29, 2002 and December 28, 2003 (in thousands):

	2002	2003
Current:
Inventory	$(1,570)	$(1,782)
Net operating loss carry forwards		1,017
Other	46	(269)

	$(1,524)	$(1,034)

Non-current:
Property and equipment	$(3,659)	$(6,646)
Asset impairments		6,009
Net operating loss carry forwards and other tax credits	1,826	3,730
Goodwill	(304)	(585)
Valuation allowance		(2,719)
Other	470	211

	$(1,667)	$0

8. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	2001	2002	2003
Net income (loss)	$6,818	$7,996	$(12,300)

Basic weighted average common shares outstanding average shares	15,910,473	16,498,204	16,738,032
Effect of dilutive securities: Stock options	545,960	381,451

Diluted weighted average common shares assumed outstanding	16,456,433	16,879,655	16,738,032

Basic net income (loss) per common share	$0.43	$0.48	$(0.73)

Diluted net income (loss) per common share	$0.41	$0.47	$(0.73)

Diluted income per common share excludes 57,875 stock options at a weighted average price of $16.62 in fiscal 2001, 712,280 stock options at a weighted average price of $12.49 in fiscal 2002, and 2,175,328 stock options at a weighted average price of $10.26 in fiscal 2003 due to their antidilutive effect.

9. EMPLOYEE BENEFIT PLANS

Our employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in our 401(k) Plan. Under the provisions of the plan, we may, at our discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. We made no contributions during fiscal 2001, 2002 or 2003.

Our employee stock purchase plan enables eligible employees to purchase our common stock at 85% of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with us for at least one year and to have averaged 20 hours per week during the prior year. Shares were issued as follows:

	2001	2002	2003
Shares purchased	17,967	40,006	94,886
Share high	$18.49	$15.14	$7.07
Share low	$9.54	$6.06	$4.45

In January 2002, we established a Key Employee Stock Ownership Plan (KEYSOP) that enables certain employees the option to purchase mutual fund investments. The Board of Directors determines participation in the KEYSOP. Options awarded under the KEYSOP vest as determined by the Board of Directors (typically 5 years) and are exercisable after a 6-month waiting period but no later than 15 years from the grant date. Eligible employees are also allowed to allocate up to 100% of their bonus and/or base compensation into the KEYSOP. Eligible employees can exercise an option to purchase these mutual fund investments by paying 25% of the investment’s fair value at grant date. We adopted a hedging policy to purchase the full value of the option grant at the time of issuance. We had $1,523,000 at December 29, 2002 and $1,854,000 at December 28, 2003 in invested assets to hedge current and future obligations under the KEYSOP. We recognized a related liability of $70,000 at December 29, 2002 and $542,000 at December 28, 2003 for vested obligations due to KEYSOP participants. We also recorded a receivable in other assets and a long-term liability of $1,026,000 at December 29, 2002 and $837,000 at December 28, 2003 for unvested obligation due to KEYSOP participants.

10. COMMITMENTS AND CONTINGENCIES

Leases—We are obligated under various operating leases for restaurant and storage space and equipment. Generally, the base lease terms are between five and 25 years. Certain of the leases provide for additional rents based on a percentage of annual sales in excess of stipulated minimums. The leases also require us to pay our pro rata share of real estate taxes, operating expenses, and common area costs. In addition, we have received lease incentives in connection with certain leases. We are recognizing the benefits related to the lease incentives on a straight-line basis over the applicable lease term. We have recorded deferred rent related to these lease incentives of $855,000 at December 29, 2002 and $1,104,000 at December 28, 2003.

Total rent expense, including base rent and percentage rent, was $9,287,000 in fiscal 2001, $13,561,000 in fiscal 2002 and $16,182,000 in fiscal 2003.

Approximate future minimum lease obligations, including units that are not yet open and excluding percentage rents, at December 28, 2003 are as follows (in thousands):

2004	$18,044
2005	18,871
2006	19,213
2007	19,287
2008	19,301
Thereafter	318,342

Total future minimum base rents	$413,058

Litigation—We are subject to certain legal actions arising in the normal course of business, none of which is expected to have a material effect on our results of operations, financial condition or cash flows.

11. RELATED-PARTY TRANSACTIONS

Management Agreement—In 2000, we entered into a management agreement with a former member of our Board of Directors to provide for certain management and administrative services. Management fees of approximately $91,000 in fiscal 2001, $131,000 in fiscal 2002 and $48,000 in fiscal 2003 were paid to such director. We are aware of a class action complaint filed by two of our former employees in California in March 2004 alleging that we have violated certain wage and labor codes. We believe that these allegations are without merit and intend to defend the company vigorously.

Consulting Fees—The son of a former member of our Board of Directors performs architectural and design-related services for us. We paid to him consulting fees of $297,000 in fiscal 2001, $164,000 in fiscal 2002 and $234,000 in fiscal 2003.

Compensation Expenses—The son of our Chairman, President and Chief Executive is a Paisano Partner. We paid him a salary and bonus of $76,000 in fiscal 2001, $82,000 in fiscal 2002, and $97,000 in fiscal 2003.

Employment Agreements—We entered into an employment agreement with our Chief Executive Officer on July 22, 1996, which was subsequently amended and restated in February 1999, and further amended in September 2000, December 2002, and March 2003. The agreement as amended provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the Compensation Committee of the Board of Directors). The agreement also contains certain confidentiality, non compete and termination payment provisions, including severance payments of 12 to 24 months. The agreement expires on December 31, 2005.

We entered into employment agreements with both our Executive Vice President and Chief Financial Officer and Senior Vice President of Food & Beverage and Purchasing in December 2002. Each agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the Compensation Committee of the Board of Directors). Each agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments of 12 to 18 months. The agreements expire on December 31, 2005.

Employee Loan—In March 2001, we entered into a $150,000 unsecured loan with one of our officers. The loan accrued interest at a rate of 8% per annum with a term of two years. The full loan amount and interest were forgiven in February 2002 and recorded as a general and administrative expense.

Wine Vendor Real Estate Investment—We have a vendor relationship in with a vintner in Italy from whom we purchased $1,886,000 of wine during fiscal 2003. We also purchased land and property for development in Sermenino, Italy through this vendor as our agent. The land and property are to be used as a training facility. The cost of land and development fees related to this site was $279,000 at December 28, 2003.

12. SHAREHOLDERS’ EQUITY

Stock Option Plans— Our 1996 Incentive Stock Option Plan (the 1996 Plan) allows our Board of Directors to grant options to purchase shares of our stock to eligible employees for both incentive and non-statutory stock options. Options granted under the 1996 Plan vest as determined by the Board of Directors (generally five years) and are exercisable for a term not to exceed ten years. The Board of Directors and shareholders approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan and as a result of these amendments, the aggregate number of shares available for issuance under the 1996 Plan has been increased to 3,450,000.

During 2000, we adopted the 2000 Stock Incentive Plan (the 2000 Plan); pursuant to which options to acquire an aggregate of 300,000 shares of our common stock may be granted to eligible employees. Our officers and directors are explicitly excluded from participation in the 2000 Plan.

A summary of the status of our stock options is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant
Outstanding, December 31, 2000	1,515,394	$9.82	$4.50-16.63	190,813

Granted	506,733	13.75	11.22-17.55
Exercised	(207,265)	7.58	5.63-12.94
Terminated	(56,968)	12.19	5.63-16.50

Outstanding, December 30, 2001	1,757,894	11.13	4.50-17.55	202,363
Granted	844,650	8.12	6.46-15.81
Exercised	(220,275)	7.45	5.63-13.75
Terminated	(131,300)	11.40	6.46-15.31

Outstanding, December 29, 2002	2,250,969	10.34	4.50-17.55	173,432
Granted	533,649	6.20	5.00-16.88
Exercised	(33,000)	5.11	5.00-6.49
Terminated	(232,926)	9.25	5.63-17.00

Outstanding, December 28, 2003	2,518,692	9.63	$4.50-17.55	218,616

Exercisable, December 28, 2003	1,733,379	$9.66	$4.50-17.55

Information regarding options outstanding and exercisable at December 28, 2003 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 4.50 – 6.47	519,540	8.4	$5.91	233,390	$5.88
6.48 – 7.65	556,210	8.2	6.55	494,543	6.53
7.66 – 11.49	647,793	6.1	10.56	475,376	10.42
11.50 – 12.94	535,149	6.6	12.71	351,670	12.69
12.95 – 17.55	260,000	7.7	15.02	178,400	15.27

$ 4.50 – 17.55	2,518,692	7.5	$9.63	1,733,379	$9.66

Paisano Partner Program—Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase $20,000 of our common stock. We allow the Paisano Partners the option to finance the initial stock purchase with a full recourse loan over five years at a fixed interest rate of 8%. The notes receivable balances related to this financing of $1,118,000 at December 29, 2002 and $1,338,000 at December 28, 2003 were included as contra-equity. At December 29, 2002 and December 28, 2003, 217,260 and 306,286 shares of common stock were issued under this program.

13. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended (in thousands):

	2001	2002	2003
Cash paid during year for:
Interest	$288	$1,017	$2,411
Income taxes	1,659	1,213	68
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	619	643	820
Shareholder receivable reduction due to retirement of stock	160	180	420

14. SUBSEQUENT EVENT

On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share, for a total gross proceeds of $18,150,000. After deducting equity transaction costs of approximately $1 million, we received net proceeds of approximately $17 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings. The equity financing requires us to file a registration statement with the Securities and Exchange Commission by March 26, 2004 to register the resale of the shares. If the registration statement is not declared effective by the Securities and Exchange Commission by June 25, 2004, we will incur a monthly penalty of 1% of the aggregate price of the transaction.

In February 2004, we amended our credit facility. The amendment, which waived certain financial covenant defaults, required us to pay $8.5 million as a permanent reduction in our term loan facility and changed the maturity date of the term loan facility from October 11, 2007 to October 11, 2006. Of the $8.5 million in payments against the term loan, $5.0 million was applied to the required term loan payments in fiscal 2007. The remaining $3.5 million was applied evenly against the required term loan payments for fiscal years 2004 through 2006. Thus, our revised term loan requirement is to pay $3,833,333 annually for fiscal years 2004 through 2006. These payments are required to be made evenly over the four quarters of each fiscal year. The amendment changed certain financial covenants and eliminated our minimum interest coverage ratio requirement. Our annual capital expenditures are limited as follows: $13 million in fiscal 2004; $17 million in fiscal 2005; $19 million in fiscal 2006 and $21 million in fiscal 2007. Also, the amendment limits our ability to incur capital expenditures and sign leases for new restaurant locations. We were required to pay a waiver fee of $112,500. At March 3, 2004, we had $11.5 million outstanding on our term loan and $12.5 million outstanding on our line of credit.

15. SELECTED QUARTERLY DATA (Unaudited)

Amounts are in thousands, except share and per share data.

	For the Thirteen Weeks Ended
	March 31, 2002	June 30, 2002	September 29, 2002	December 29, 2002
Restaurant sales	$56,312	$60,914	$59,515	$63,518
Restaurant costs	48,245	51,781	53,011	54,076
Operating income	3,600	4,808	2,035	3,534
Earnings before income taxes	3,399	4,517	1,876	2,753
Net income	$2,141	$2,846	$1,216	$1,793

Earnings per share:
Basic	$0.13	$0.17	$0.07	$0.11

Diluted	$0.13	$0.17	$0.07	$0.11

Weighted average shares outstanding:
Basic	16,338,010	16,438,307	16,583,103	16,618,428

Diluted	16,971,889	17,067,934	16,734,889	16,743,908

	For the Thirteen Weeks Ended
	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003
Restaurant sales	$62,345	$64,971	$62,110	$67,617
Restaurant costs	54,939	58,768	59,336	62,205
Operating income (loss) (1)	2,027	1,087	(2,538)	(14,833)
Earnings (loss) before income taxes	1,663	579	(3,075)	(15,508)
Net income (loss)	$1,098	$427	$(2,091)	$(11,734)

Earnings per share:
Basic	$0.07	$0.03	$(0.12)	$(0.70)

Diluted	$0.07	$0.03	$(0.12)	$(0.70)

Weighted average shares outstanding:
Basic	16,649,686	16,720,812	16,760,163	16,798,055

Diluted	16,655,110	16,731,309	16,760,163	16,798,055

(1)	We have taken a loss on the impairment of long-lived assets of $15,330,000 in the fourth quarter of fiscal 2003. The loss on the impairment of long-lived assets in fiscal 2003 included the write-down of nine restaurants in operation. The impaired restaurants had developed a history of operating losses or negative cash flows for those restaurants. The impairment was taken because the value of estimated future undiscounted cash flows, including growth rates in comparable restaurant sales, was less than the carrying value of the related restaurant assets. The remainder of the fiscal 2003 loss on the impairment of long-lived assets primarily related to the write-off of capitalized development costs for restaurants that we do not expect to open because of a reduction in our development plans.

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws of the Registrant. (2)	Incorporated by Reference

4.1	Specimen of Common Stock certificate. (3)	Incorporated by Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein. (4)	Incorporated by Reference

10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. * (5)	Incorporated by Reference

10.2	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. * (6).	Incorporated by Reference

10.3	Stock Option Plan for Non-Employee Directors. * (7).	Incorporated by Reference

10.4	BUCA, Inc. 401(k) Plan. (8).	Incorporated by Reference

10.5	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (9).	Incorporated by Reference

10.6	Split-Dollar Insurance Agreement, dated as of January 17, 1997, by and between the Registrant and Joseph P. Micatrotto. *.	Filed Electronically

10.7	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto, *(10)	Incorporated by Reference

10.8	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto. *(11).	Incorporated by Reference

10.8	Amendment No. 2 to Amended and Restated Employment Agreement dated as of December 9, 2002 between the Registrant and Joseph P. Micatrotto. * (12)	Incorporated by Reference

10.10	Amendment No. 3 to Amended and Restated Employment Agreement dated as of March 24, 2003 between the Registrant and Joseph P. Micatrotto. * (13)	Incorporated by Reference

10.11	Employment Agreement, dated as of December 9, 2002 between the Registrant and Greg A. Gadel. *(14).	Incorporated by Reference

10.12	Employment Agreement, dated as of December 9, 2002 between the Registrant and Joseph J. Kohaut. *(15).	Incorporated by Reference

10.13	Amended and Restated BUCA Key Employee Share Option Plan (as amended as of January 13, 2003). *(16).	Incorporated by Reference

10.14	Form of Option Agreement for BUCA Key Employee Share Option Plan (Outright Awards) with schedule of awards to BUCA’s executive officers attached). * (17).	Incorporated by Reference

10.15	Form of Option Agreement for BUCA Key Employee Share Option Plan (Awards based on Deferred Compensation) with schedule of awards to BUCA’s executive officers attached. * (18).	Incorporated by Reference

10.16	BUCA, Inc. Employee Stock Purchase Plan. (19)	Incorporated by Reference

10.17	Asset Purchase Agreement dated as of December 17, 2001 between Registrant and the Sellers name therein. (20)	Incorporated by Reference

10.18	Revolving Credit and Term Loan Agreement, dated as of September 30, 2002, by and among the Registrant, the Guarantors named therein, Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A. and U.S. Bank National Association. (21)	Incorporated by Reference

10.19	First Amendment to the Revolving Credit and Term Loan Agreement, dated as of November 4, 2003, by and among the Registrant, the Guarantors named therein, Fleet National Bank, as Administrative Agent for the lenders, and other lenders named therein. (22)	Incorporated by Reference

10.20	Second Amendment to the Revolving Credit and Term Loan Agreement, dated as of September 30, 2002, by and among the Registrant, the Guarantors named therein, Fleet National Bank, as Administrative Agent for the lenders, and other lenders named therein. (23)	Incorporated by Reference

21.1	Subsidiaries of the Registrant.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP.	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification by Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed with the Commission of February 26, 2004.
(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-65130), filed with the Commission on July 13, 2001.
(6)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(8)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(9)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(11)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(12)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(13)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(14)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(15)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(16)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(17)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(18)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(19)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(20)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2001.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2002.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2003.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 24, 2004.