Form 10-Q
period 2004-03-28
BUCA INC /MN
filed 2004-05-07
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2004.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 20,120,505 shares outstanding as of April 30, 2004.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 28, 2004	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,861	$3,014
Accounts receivable	3,175	3,537
Inventories	7,061	7,200
Prepaid expenses and other	5,272	4,304

Total current assets	17,369	18,055

PROPERTY AND EQUIPMENT, net	175,627	177,170
OTHER ASSETS	8,200	8,375
GOODWILL	11,759	11,759

	$212,955	$215,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,013	$14,399
Accrued expenses and other	11,245	12,695
Line of credit borrowings	13,000	17,000
Current maturities of long-term debt and capital leases	3,979	5,115

Total current liabilities	39,237	49,209

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	8,590	17,021
OTHER LIABILITIES	4,024	3,932

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 30,000,000 authorized; 20,116,699 and 16,804,921 shares issued and outstanding, respectively	201	168
Additional paid-in capital	168,247	150,982
Accumulated deficit	(6,119)	(4,615)

	162,329	146,535
Notes receivable from employee shareholders	(1,225)	(1,338)

	161,104	145,197

	$212,955	$215,359

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Restaurant sales	$66,487	$62,345
Restaurant costs:
Product	16,482	15,031
Labor	22,957	20,725
Direct and occupancy	18,599	15,403
Depreciation and amortization	4,020	3,780

Total restaurant costs	62,058	54,939
General and administrative expenses	4,659	4,495
Pre-opening costs	169	884

Operating (loss) income	(399)	2,027
Interest income	25	25
Interest expense	(605)	(389)
Loss on early extinguishment of debt	(524)

(Loss) income before income taxes	(1,503)	1,663
Provision for income taxes		(565)

Net (loss) income	$(1,503)	$1,098

Basic:
Net (loss) income per common share (Note 6)	$(0.08)	$0.07

Weighted average common shares outstanding	17,940,135	16,649,686

Diluted:
Net (loss) income per common share (Note 6)	$(0.08)	$0.07

Weighted average common shares assumed outstanding	17,940,135	16,655,110

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,503)	$1,098
Depreciation and amortization	4,020	3,780
Loss on early extinguishment of debt	524
Change in assets and liabilities:
Accounts receivable	362	88
Inventories	139	(287)
Prepaid expenses and other	(968)	(113)
Accounts payable	(3,386)	(3,360)
Accrued expenses and other	(1,450)	(2,595)
Other	92	75

Net cash used in operating activities	(2,170)	(1,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,569)	(9,105)
Sale of property and equipment	91
(Increase) decrease in other assets	(84)	14

Net cash used in investing activities	(2,562)	(9,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	10,500	10,000
Principal payments on line of credit borrowings	(14,500)
Proceeds from long-term debt borrowings	250
Principal payments on debt and capital leases	(9,817)	(38)
Payment of financing costs	(265)
Collection on notes receivable from employee shareholders	53	7
Net proceeds from issuance of common stock	17,358	104

Net cash provided by financing activities	3,579	10,073

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,153)	(332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,014	3,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,861	$3,076

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us, or our) develop, own and operate immigrant Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At March 28, 2004, we had 105 restaurants located in 30 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen weeks ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004.

Certain reclassifications have been made in the financial statements for prior years to conform to the current presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

The balance sheet at December 28, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes for the fiscal year ended December 28, 2003 included in our Annual Report on Form 10-K.

2. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of discounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision.

At December 28, 2003, we recorded a loss on the impairment of long-lived assets at nine restaurants due to each restaurant’s estimated future cash flows not supporting the carrying value of its long-lived assets. We are reviewing potential closure of one of these restaurants. Because of declining restaurant sales and profitability in the first quarter of fiscal 2004, we are also reviewing an additional six restaurants for potential asset impairment due to these restaurants’ inability to generate cash flows from restaurant operations during the past 12 months. We believe that each of these restaurants’ estimated future cash flows will support the carrying value of its assets. However, if trends at these six restaurants do not improve, we may need to take additional losses on the impairment of long-lived assets. At March 28, 2004, the total net book value of fixed and other long-term assets at these six locations was $7,256,000.

3. LEASE TERMINATION COSTS

On April 20, 2004, our board of directors and management reached the decision to exit leases at two of our undeveloped restaurant locations. These lease agreements were executed during fiscal 2002 and 2003 and have initial non-cancelable terms of 10 to 20 years. During the first quarter for fiscal 2004, we made $110,000 in lease payments related to these two leases. During the second quarter of fiscal 2004, we expect to incur termination costs related to these leases, recognized in accordance with Statement of Financial Accounting Standards (SFAS) No, 146, Accounting for Costs Associated with Exit or Dispersal Activities. This will require that we negotiate a settlement with each landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for these properties.

4. PRIVATE PLACEMENT OF EQUITY

On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share, for a total gross proceeds of $18,150,000. After deducting transaction costs of approximately $1 million, we received net proceeds of approximately $17 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes. We filed a registration statement on Form S-3 with the SEC on March 19, 2004 to register the resale of the shares. If the SEC does not declare the registration statement effective by May 26, 2004, we will incur a monthly penalty of 1% of the gross proceeds of the transaction.

5. CREDIT FACILITY

In February 2004, we amended our credit facility. The amendment, which waived certain financial covenant defaults, required us to pay $8.5 million as a permanent reduction in our term loan facility and changed the maturity date of the term loan facility from October 11, 2007 to October 11, 2006. Of the $8.5 million in payments against the term loan, $5.0 million was applied to the required term loan payments due in fiscal 2007. The remaining $3.5 million was applied evenly against the required term loan payments for fiscal years 2004 through 2006. Thus, our revised term loan requirement is to pay $3,833,333 annually for fiscal years 2004 through 2006. These payments are required to be made evenly over the four quarters of each fiscal year. The amendment changed certain financial covenants and eliminated our minimum interest coverage ratio. Our annual capital expenditures are limited as follows: $13 million in fiscal 2004; $17 million in fiscal 2005; $19 million in fiscal 2006 and $21 million in fiscal 2007. The amendment also limits our ability to sign leases for new restaurant locations. We paid a waiver fee of $112,500 in connection with the amendment. At May 4, 2004, we had $10.5 million outstanding on our term loan and $16.0 million outstanding on our line of credit.

6. NET (LOSS) INCOME PER SHARE

Net (loss) income per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net loss per share for the thirteen-week period ended March 28, 2004 equals basic net loss per share because the effect of stock options to the weighted average shares assumed outstanding would be anti-dilutive. The following table sets forth the calculation of basic and diluted net (loss) income per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Numerator:
Basic and diluted net (loss) income	$(1,503)	$1,098

Denominator:
Weighted average shares outstanding – basic	17,940,135	16,649,686
Stock options		5,424

Weighted average shares assumed outstanding – diluted	17,940,135	16,555,110

Basic net (loss) income per common share	$(0.08)	$0.07

Diluted net (loss) income per common share	$(0.08)	$0.07

7. STOCK-BASED COMPENSATION

We have chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed by Accounting Principles Board Option No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant. Had compensation costs for our Employee Stock Purchase Plan, 1996 Stock Incentive Plan and 2000 Stock Incentive Plan been determined using a fair value based method as described in SFAS No. 123, Accounting for Stock-Based Compensation, our net loss would have been increased and our net income would have been decreased to the following pro-forma amounts (in thousands, except for per share data):

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Net (loss) income as reported	$(1,503)	$1,098
Less: Total stock-based employee compensation awards determined under fair value based method for all awards, net of related tax effects	(524)	(644)

Pro forma	$(2,027)	$454

Net (loss) income per common share, basic:
As reported	$(0.08)	$0.07

Pro forma	$(0.11)	$0.03

Net (loss) income per common share, diluted:
As reported	$(0.08)	$0.07

Pro forma	$(0.11)	$0.03

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. As revised, this statement requires additional quarterly and annual disclosures for defined benefit pension and other postretirement plans, including information on plan assets, obligations, and cash flows. The revised statement was effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. We adopted the additional disclosure requirements of SFAS No. 132 in fiscal 2003. SFAS No. 132 did not have any impact on our Consolidated Financial Statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (FIN 46 (revised)), which revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 (revised) clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support. An enterprise shall consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. FIN 46 (revised) did not have an impact on our consolidated financial position, results of operations or cash flows.

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirteen-week periods ended (in thousands):

	March 28, 2004	March 30, 2003
Cash paid (received) during period for:
Interest	$518	$703
Income taxes	(120)	170
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock		365
Shareholder receivable reduction due to retirement of stock	60	140

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At March 28, 2004, we owned and operated 95 Buca di Beppo and 10 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon recreations of the neighborhood Italian eateries prominent and the neighborhoods of lower Manhattan, Brooklyn and South Philadelphia in the 1940’s.

From 1996 to 2003, we pursued a rapid expansion strategy, opening two restaurants in 1996; five in 1997; eight in 1998; 15 in 1999; 17 in each of 2000 and 2001; and 14 in each of 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we have decided to reduce our development plans until we have executed proven strategies to improve our comparable restaurant sales trends. We intend to open three new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2004. All have leases signed and are under construction.

In an effort to attract smaller parties and allow our guests to try a wider variety of our menu items, we introduced smaller portions sizes for a majority of entrees on our Buca di Beppo menu. We implemented our Buca Small initiative in all of our Buca di Beppo restaurants by the end of the first quarter of 2004. We began to advertise our Buca Small menu during the first half of fiscal 2004 primarily through the use of print media and direct mail advertisements.

The Buca Small menu initiative is a continuing step in our efforts to evolve our menu in order to attract a smaller groups of guests into our Buca di Beppo restaurants. We also plan to implement our lunch program in several additional Buca di Beppo restaurants during the next 12 months. We believe that the Buca Small menu, lunch menu program, improved marketing efforts and focused management efforts will assist in our ability to achieve our ultimate long-term goal of increasing our comparable restaurant sales through increased guest counts.

During the second quarter of fiscal 2004, we expect to incur termination costs related to two of our undeveloped restaurant locations. The fair value of these termination costs will be estimated in accordance with SFAS No, 146, Accounting for Costs Associated with Exit or Dispersal Activities. This will require that we negotiate a settlement with each landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for these properties.

Our restaurant sales are primarily comprised of the sales of food and beverages. Our calculation of comparable restaurant sales includes restaurants open for 18 full calendar months. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Loss on impairment of long-lived assets primarily relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. Interest expense includes the cost of interest expense on debt and interest income includes the interest income on invested assets. The loss on early extinguishment of debt is primarily related to the write-off of deferred loan acquisition costs at the time at which we refinanced our credit facility. The provision for (benefit from) income taxes represents our estimate of all federal and state income taxes we will have to pay for that period.

Results of Operations

Our operating results for the thirteen-week periods ended March 28, 2004 and March 30, 2003 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Restaurant sales (in thousands)	$66,487	$62,345
Restaurant costs:
Product	24.8%	24.1%
Labor	34.5%	33.2%
Direct and occupancy	28.0%	24.7%
Depreciation and amortization	6.0%	6.1%

Total restaurant costs	93.3%	88.1%
General and administrative expenses	7.0%	7.2%
Pre-opening costs	0.3%	1.4%

Operating (loss) income	(0.6)%	3.3%
Interest income	0.0%	0.0%
Interest expense	(0.9)%	(0.6)%
Loss on early extinguishment of debt	(0.8)%	0.0%

(Loss) income before income taxes	(2.3)%	2.7%
Provision for income taxes	0.0%	(0.9)%

Net (loss) income	(2.3)%	1.8%

Thirteen Weeks Ended March 28, 2004 Compared to the Thirteen Weeks Ended March 30, 2003

Restaurant Sales. Restaurant sales increased by $4.1 million, or 6.6%, to $66.5 million in the first quarter of fiscal 2004 from $62.3 million in the first quarter of fiscal 2003. The increase was the result of sales from new Buca di Beppo and Vinny T’s of Boston restaurants. Buca di Beppo’s comparable restaurant sales decreased 3.7% in the first quarter of fiscal 2004. Vinny T’s of Boston’s comparable restaurant sales decreased 1.8% in the first quarter of fiscal 2004. The decreases in comparable restaurant sales were primarily the result of a decrease in guest counts. We expect that our Buca di Beppo comparable restaurant sales will be negative for the second quarter of fiscal 2004 and that our Vinny T’s of Boston comparable restaurant sales will be slightly negative to flat for the second quarter of fiscal 2004.

Product. Product costs increased by $1.5 million to $16.5 million in the first quarter of fiscal 2004 from $15.0 million in the first quarter of fiscal 2003. Product costs as a percentage of restaurant sales increased to 24.8% in the first quarter of fiscal 2004 from 24.1% in the first quarter of fiscal 2003. The increase in product costs as a percentage of sales was primarily due to increases in meat and dairy costs and the implementation of our Buca Small program. With the introduction of the Buca Small program to all of our Buca di Beppo restaurants in the first quarter of fiscal 2004, we experienced higher food costs related to the training of our restaurant personnel regarding the new menu portions. We expect product costs as a percentage of sales to increase in the second quarter of fiscal 2004 from the second quarter of fiscal 2003.

Labor. Labor costs increased by $2.3 million to $23.0 million in the first quarter of fiscal 2004 from $20.7 million in the first quarter of fiscal 2003. Labor costs increased as a percentage of restaurant sales to 34.5% in the first quarter of fiscal 2004 from 33.2% in the first quarter of fiscal 2003. Hourly labor increased 110 basis points as a percentage of sales in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The increase in hourly labor costs was primarily related to declining comparable restaurant sales and additional training time required to implement the Buca Small menu program that we introduced to all of our Buca di Beppo restaurants during the first quarter of fiscal 2004. We expect labor costs in the second quarter of fiscal 2004 to increase as a percentage of sales from the second quarter of fiscal 2003.

Direct and Occupancy. Direct and occupancy costs increased by $3.2 million to $18.6 million in the first quarter of fiscal 2004 from $15.4 million in the first quarter of fiscal 2003. Direct and occupancy costs increased as a percentage of restaurant sales to 28.0% in the first quarter of fiscal 2004 from 24.7% in the first quarter of fiscal 2003. This increase in direct and occupancy costs as percentage of sales was due to the decline in comparable restaurant sales and increases in supply costs, marketing expenses, occupancy costs and repairs and maintenance expenses. Direct and occupancy costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales by the decline in our comparable restaurant sales in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Supply costs increased 40 basis points as a percentage of sales primarily due to the introduction of our Buca Small program. Marketing costs increased 120 basis points as a percentage of sales primarily related to our direct mail advertising campaign. Occupancy costs increased 150 basis points as a percentage of sales because of the decline in comparable restaurant sales and increases in property taxes, common area maintenance and utility costs. Repairs and maintenance expenses increased 40 basis points as a percentage of sales primarily related to the decline in comparable restaurant sales. We anticipate direct and occupancy costs in the second quarter of fiscal 2004 to increase as a percentage of sales over the second quarter of fiscal 2003 due to increased occupancy costs and increased marketing expenses from the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization expenses increased by $240,000 to $4.0 million in the first quarter of fiscal 2004 from $3.8 million in the first quarter of fiscal 2003. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants, offset by a reduction in depreciation as a result of the loss on impairment of long-lived assets recorded on nine operating restaurants during the fourth quarter of fiscal 2003.

General and Administrative. General and administrative expenses increased by $164,000 to $4.7 million in the first quarter of fiscal 2004 from $4.5 million in the first quarter of fiscal 2003. General and administrative expenses as a percentage of restaurant sales decreased to 7.0% in the first quarter of fiscal 2004 from 7.2% in the first quarter of fiscal 2003. The decrease in general and administrative expenses as a percentage of sales was primarily due to reductions in our development department as a result of a reduction in our development plans. We anticipate general and administrative expenses in the second quarter of fiscal 2004 to increase as a percentage of sales as compared to the second quarter of fiscal 2003.

Pre-opening Costs. Pre-opening costs decreased $715,000 to $169,000 in the first quarter of fiscal 2004 from $884,000 in the first quarter of fiscal 2003. Pre-opening costs decreased as a percentage of sales to 0.3% in the first quarter of fiscal 2004 from 1.4% in the first quarter of fiscal 2003. We did not open any restaurants in the first quarter of fiscal 2004 as compared to opening six restaurants in the first quarter of fiscal 2003. We expect pre-opening costs to decrease as a percentage of sales in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 because of the reduction of new restaurants we expect to open in fiscal 2004 compared to fiscal 2003.

Interest Income. Interest income remained constant at $25,000 in the first quarters of fiscal 2004 and 2003. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. We expect interest income in the second quarter of fiscal 2004 to decline slightly from the second quarter of fiscal 2003.

Interest Expense. Interest expense increased $216,000 to $605,000 in the first quarter of fiscal 2004 from $389,000 in the first quarter of fiscal 2003. The increase in interest expense primarily resulted from increased borrowings on our credit facility in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. We expect interest expense to decrease in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 because of decreased borrowings on our credit facility. In February 2004, we received approximately $17 million of net proceeds from our private investment equity offering which was used to pay down $8.5 million in term debt borrowings, $7.5 million in line of credit borrowings and the remainder was used for general corporate purposes. See “Liquidity and Capital Resources” below for further information regarding the private placement of our common stock and amendments to our current credit facility.

Loss on Early Extinguishment of Debt. Early extinguishment of debt charges of $524,000 taken in the first quarter of fiscal 2004 related to the write-down of deferred loan acquisition costs on our credit facility due to the pay down of $8.5 million to our term loan and other financing related expenses. There was no early extinguishment of debt charges in fiscal 2003. See “Liquidity and Capital Resources” below for further information regarding amendments to our current credit facility.

Provision for Income Taxes. We did not record a benefit from income taxes in the first quarter of fiscal 2004. We recorded a provision for income taxes of $565,000 in the first quarter of fiscal 2003. We recorded a $2.7 million tax valuation allowance against our long-term deferred tax assets in fiscal 2003. We expect to continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities increased $0.9 million to $2.2 million in the first quarter of fiscal 2004 as compared to $1.3 million in the first quarter of fiscal 2003. Net cash used in operating activities in the first quarter of fiscal 2004 and 2003 primarily related to net (loss) income, plus the value of non-cash charges related to depreciation and amortization and the loss on early extinguishment of debt (with respect to fiscal 2004 only), less payments related to accounts payable and accrued expenses. Accounts payable and accrued expenses are typically highest during the fourth quarter when sales volumes are at the highest levels of the year. We expect to generate cash from operating activities in future periods.

Net cash used in investing activities decreased $6.5 million to $2.6 million for the first quarter of fiscal 2004 as compared to $9.1 million in the first quarter of fiscal 2003. We use cash primarily to fund the development and construction of new restaurants. Capital expenditures were $2.6 million in the first quarter of fiscal 2004 as compared to $9.1 million in the first quarter of fiscal 2003. The decrease in capital expenditures in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was related to a reduction in the number of new restaurants we opened during each quarter. We did not open any new restaurants in the first quarter of fiscal 2004. We opened six new Buca di Beppo restaurants in the first quarter of fiscal 2003. At March 28, 2004 we had $429,000 invested in the development of a training facility in Sermenino, Italy. We estimate the additional cost to complete construction of the facility to be approximately $550,000.

We expect to open four new restaurants in 2004, one of which will be built based upon our prototype designs. Each new Buca di Beppo and Vinny T’s of Boston restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million for our remodeled restaurants and between $1.5 to $2.0 million for restaurants based upon our prototype designs. The incremental $500,000 for our prototype-designed restaurant represents the estimated costs to construct the building. Additionally, we expect to incur pre-opening costs of approximately $185,000 per restaurant.

Net cash provided by financing activities decreased $6.4 million to $3.7 million in the first quarter of fiscal 2004 as compared to $10.1 million in the first quarter of fiscal 2003. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of $18,150,000. We filed a registration statement on Form S-3 with the SEC on March 19, 2004 to register the resale of the shares. Under the securities purchase agreement, in the event that (a) the registration statement is not declared effective on or prior to May 26, 2004, (b) after the effectiveness of the registration statement, an investor is not permitted to sell its securities under the registration statement for any reason for five or more trading days (whether or not consecutive) in any 12-month period, (c) after the effectiveness of the registration statement, any securities covered under the registration statement are not listed on an eligible trading market, or (d) our common stock is not listed or quoted, or is suspended from trading, on an eligible trading market for a period of five trading days (whether or not consecutive) in any 12-month period, we will be required, subject to certain exceptions, to pay a cash amount to the investors equal to 1% of the aggregate purchase price paid by the investors pursuant to the securities purchase agreement for the first month that such event occurs and 1% for each month thereafter in which such event remains uncured, in each case prorated for any partial month. If we fail to make any such payment in a timely manner, such payment shall bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

After deducting transaction costs of approximately $1 million, we received net proceeds from the sale of approximately $17 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes. Financing activities in the first quarter of fiscal 2003 related to additional borrowings on our line of credit.

In October 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The credit agreement was amended in November 2003 and February 2004. At March 28, 2004, our credit facility, as amended, consisted of an $11.5 million term loan and a $25 million line of credit. The term loan matures on October 11, 2006 and the line of credit matures on October 11, 2007. The amendment in February 2004 required us to pay $8.5 million as a permanent reduction in our term loan facility. Under the amended term loan, we are required to pay $3,833,333 annually for fiscal years 2004 through 2006. These payments are required to be made evenly over the four quarters of each fiscal year. The amended interest rate is the lower of our lenders reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75% (3.35% to 4.85% as of April 30, 2004). The amended credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants, and other customary covenants. Our annual capital expenditures are limited as follows: $13 million in fiscal 2004; $17 million in fiscal 2005; $19 million in fiscal 2006 and $21 million in fiscal 2007. The amendment in February 2004, which waived certain financial covenant defaults, required us to pay a waiver fee of $112,500. We are required to pay 0.50% on all unused line of credit funds. Borrowings under the credit agreement are collateralized by substantially all of our assets. At May 4, 2004, we had $10.5 million outstanding on our term loan and $16.0 million outstanding on our line of credit.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital requirements in fiscal 2004 to be approximately $13 million, which is the limit established under our credit facility. We have reduced our development for fiscal 2004 until we have executed proven strategies to improve our comparable restaurant sales trends. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least 2005. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. This analysis is conducted on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of discounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors.

In fiscal 2001, 2002 and 2003 we recorded asset impairment charges related to the write-down of long-lived restaurants assets because the value of estimated future cash flows for those restaurants did not support the carrying value of their respective restaurant assets or because the capitalized developed costs became impaired for restaurants which we did not expect to open due to a reduction in our development plans. We are reviewing potential closure of one of our operating restaurants. During the first quarter of fiscal 2004, we had an additional six restaurants with declining sales and profit trends, which caused these six restaurants to generate negative cash flows from restaurant operations for the trailing twelve-month period. We believe that each of these restaurants’ estimated future cash flows will support the carrying value of its assets. However, if cash flows at these restaurants do not improve, we may need to take additional losses on the impairment of long-lived assets. At March 28, 2004, the total net book value of fixed and other long-term assets at these six locations was $7,256,000.

Impairment of Goodwill

We assess the recoverability of goodwill that is related to our purchase of Vinny T’s of Boston on an annual basis and whenever events or changes in circumstance indicate the carrying value may not be recoverable. We test impairment at the concept level for this goodwill based upon the historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. A concept is deemed to be impaired if a forecast of discounted future operating cash flows directly related to the concept is less than its carrying amount of fixed assets and goodwill. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of the concept exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates of comparable restaurant sales, remaining lease terms, fair value of other similar restaurant concepts and other factors. We have not taken an impairment of goodwill related to our purchase of Vinny T’s of Boston. If these assumptions change in the future, we may be required to take an asset impairment charge related to our goodwill.

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

Purchase Accounting

We account for our acquisitions under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on management’s best judgments or estimates, with the assistance of third-party estimates when necessary. Our financial position and results from operations may be affected by changes in estimates and judgments. We recorded our purchase of Vinny T’s of Boston in January 2002 based upon the purchase method of accounting.

Provision for Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. In the first quarter of fiscal 2004, we recorded a full valuation allowance against the benefit from income taxes due to continued uncertainty regarding whether we will be able to recover our deferred tax assets.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. As revised, this statement requires additional quarterly and annual disclosures for defined benefit pension and other postretirement plans, including information on plan assets, obligations, and cash flows. This statement did not have any impact on our Consolidated Financial Statements.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the first quarter ended March 28, 2004 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales growth pattern.

•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs, marketing expenses, property taxes, common area maintenance expenses, utility costs, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.

•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements through fiscal 2005 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	Additional factors that could cause actual results to differ include: risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets, risks associated with terrorism and our country’s war on terrorism, risks associated with actual or alleged food-born illness, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

Our restaurants feature immigrant Southern Italian cuisine served both in individual and family-style portions. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows.

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 28, 2003. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75%. At March 28, 2004, we had $24.5 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $245,000.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 2.5%, which is only slightly more than our average price increase of approximately 1% in fiscal 2004, 2% in fiscal 2003 and 1% in fiscal 2002. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

Item 2. Changes in Securities and Use of Proceeds

On February 26, 2004, we completed the sale in a private placement of 3,300,000 shares of newly issued common stock to institutional investors. The purchase price was $5.50 per share and resulted in gross proceeds of $18,150,000. The sales were made in reliance upon exemptions from registration provided under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for transactions not involving a public offering. On March 19, 2004, we filed a registration statement on Form S-3 in connection with the resale of such shares.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Employment Agreement, dated as of January 5, 2004, by and between the Registrant and Steven B. Hickey.	Filed Electronically

10.2	Second Amendment to the Revolving Credit and Term Loan Agreement dated as of February 23, 2004 by and among the Registrant, the Guarantors named therein, Fleet National Bank, as Administrative Agent for the lenders, and other lenders named therein (7)	Incorporated By Reference

10.3	Form of Option Agreement for the BUCA Key Employee Share Option Plan (based on outright awards)	Filed Electronically

10.4	Form of Option Agreement for the BUCA Key Employee Share Option Plan (based on deferred compensation)	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 24, 2004.

(b)	Reports on Form 8-K

We furnished to the SEC a Current Report on Form 8-K on February 9, 2004, furnishing under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition” a copy of the press release, dated February 9, 2004.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on February 24, 2004, (a) reporting under “Item 5. Other Items” that we executed an amendment to our existing credit facility and that we issued a press release on February 24, 2004, announcing that we have entered into a definitive securities purchase agreement for the sale in a private placement of 3.3 million shares of newly issued common stock to institutional investors; (b) filing under “Item 7. Financial Statements and Exhibits” a copy of the second amendment to the credit agreement and a copy of the press release, dated February 24, 2004; and (c) disclosing under “Item 9. Regulation FD Disclosure” certain information regarding our Buca Small menu initiative and our comparable restaurant sales.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K on February 26, 2004, (a) reporting under the “Item 5. Other Items” that we issued a press release on February 26, 2004, announcing the completion of the sale on a private placement of 3.3 million shares of newly issued common stock to institutional investors; and (b) filing under “Item 7. Financial Statements and Exhibits” a form of the securities purchase agreement relating to the private placement and a copy of the press release, dated February 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: May 7, 2004	by:	/s/ Joseph P. Micatrotto
Joseph P. Micatrotto, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2004	by:	/s/ Greg A. Gadel
Greg A. Gadel
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Employment Agreement, dated as of January 5, 2004, by and between the Registrant and Steven B. Hickey.	Filed Electronically

10.2	Second Amendment to the Revolving Credit and Term Loan Agreement dated as of February 23, 2004 by and among the Registrant, the Guarantors named therein, Fleet National Bank, as Administrative Agent for the lenders, and other lenders named therein (7)	Incorporated By Reference

10.3	Form of Option Agreement for the BUCA Key Employee Share Option Plan (based on outright awards)	Filed Electronically

10.4	Form of Option Agreement for the BUCA Key Employee Share Option Plan (based on deferred compensation)	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 24, 2004.