Form 10-Q
period 2004-06-27
BUCA INC /MN
filed 2004-08-06
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2004.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 20,150,793 shares outstanding as of August 4, 2004.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 27, 2004	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,682	$3,014
Accounts receivable	3,092	3,537
Inventories	7,028	7,200
Prepaid expenses and other	4,675	4,304

Total current assets	16,477	18,055

PROPERTY AND EQUIPMENT, net	175,547	177,170
OTHER ASSETS	6,579	8,375
GOODWILL	11,759	11,759

	$210,362	$215,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,195	$14,399
Accrued expenses and other	12,368	12,695
Line of credit borrowings	14,500	17,000
Current maturities of long-term debt and capital leases	9,695	5,115

Total current liabilities	48,758	49,209

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	890	17,021
OTHER LIABILITIES	3,514	3,932

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 30,000,000 authorized; 20,146,773 and 16,804,921 shares issued and outstanding, respectively	201	168
Additional paid-in capital	168,289	150,982
Accumulated deficit	(10,026)	(4,615)

	158,464	146,535
Notes receivable from employee shareholders	(1,264)	(1,338)

	157,200	145,197

	$210,362	$215,359

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Restaurant sales	$65,241	$64,971	$131,728	$127,316
Restaurant costs:
Product	16,272	15,830	32,754	30,872
Labor	22,446	21,790	45,403	42,515
Direct and occupancy	20,170	17,048	38,769	32,452
Depreciation and amortization	4,143	4,100	8,163	7,879

Total restaurant costs	63,031	58,768	125,089	113,718
General and administrative expenses	4,255	4,465	8,914	8,949
Pre-opening costs	286	651	456	1,535
Lease termination costs	1,172		1,172

Operating (loss) income	(3,503)	1,087	(3,903)	3,114
Interest income	23	34	49	59
Interest expense	(427)	(542)	(1,033)	(931)
Loss on early extinguishment of debt			(524)

(Loss) income before income taxes	(3,907)	579	(5,411)	2,242
Provision for income taxes		(152)		(717)

Net (loss) income	$(3,907)	$427	$(5,411)	$1,525

Basic:
Net (loss) income per common share	$(0.19)	$0.03	$(0.28)	$0.09

Weighted average shares outstanding	20,146,232	16,720,812	19,052,293	16,685,652

Diluted:
Net (loss) income per common share	$(0.19)	$0.03	$(0.28)	$0.09

Weighted average shares assumed outstanding	20,146,232	16,731,309	19,052,293	16,693,209

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,411)	$1,525
Depreciation and amortization	8,163	7,879
Loss on early extinguishment of debt	524
Change in assets and liabilities:
Accounts receivable	446	17
Inventories	172	(662)
Prepaid expenses and other	(371)	(172)
Accounts payable	(2,204)	(2,310)
Accrued expenses and other	(328)	(2,893)
Other	(419)	82

Net cash provided by operating activities	572	3,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,678)	(17,464)
Sale of property and equipment	139	3,325
Decrease in other assets	1,508	45

Net cash used in investing activities	(5,031)	(14,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	23,000	23,500
Principal payments on line of credit borrowings	(25,500)	(13,500)
Proceeds from long-term debt borrowings	250	106
Principal payments on debt and capital leases	(11,801)	(1,299)
Payment of financing costs	(236)	(151)
Collection on notes receivable from employee shareholders	74	72
Net proceeds from issuance of common stock	17,340	366

Net cash provided by financing activities	3,127	9,094

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,332)	(1,534)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,014	3,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,682	$1,874

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us, or our) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At June 27, 2004, we had 105 restaurants located in 29 states and the District of Columbia.

The accompanying financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and twenty-six weeks ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004.

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

At December 28, 2003, we recorded a loss on the impairment of long-lived assets at nine restaurants due to each restaurant’s estimated future cash flows not supporting the carrying value of its long-lived assets. Because of declining restaurant sales and profitability in the first half of fiscal 2004, we are also reviewing an additional seven restaurants for potential asset impairment due to these restaurants’ inability to generate positive cash flows from restaurant operations during the past 12 months. We believe that each of these restaurants’ estimated future cash flows will support the carrying value of its assets. However, if trends at these seven restaurants do not improve, we may need to take additional losses on the impairment of long-lived assets. At June 27, 2004, the total net book value of fixed and other long-term assets at these seven locations was $8,777,000.

3. LEASE TERMINATION COSTS

During the second quarter of fiscal 2004, we incurred lease termination costs of $1,172,000, which was primarily comprised of the cost associated with termination payments made to each landlord of the restaurant properties. The lease termination costs related to the closing of our Lenexa (Kansas City), Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia. As of June 27, 2004, $306,000 of these costs were unpaid and included in the “Accrued expenses and other” line item on our consolidated balance sheets. We do not expect to incur significant additional lease termination costs related to these leases. For each of these restaurant locations, we recognized lease termination costs in accordance with Statement of Financial Accounting Standards (SFAS) No, 146, Accounting for Costs Associated with Exit or Dispersal Activities

4. PRIVATE PLACEMENT OF EQUITY

On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share, for a total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1 million, we received net proceeds of approximately $17 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes. We filed a registration statement on Form S-3 with the SEC on March 19, 2004 to register the resale of the shares. The SEC declared the registration statement effective on May 14, 2004.

5. CREDIT FACILITY

At June 27, 2004, we were in breach of the following financial covenants under our current credit facility: leverage ratio, fixed charge ratio, pro-forma leverage ratio and minimum consolidated EBITDA. The breach of these financial covenants is an event of default under the credit facility. We are in the process of negotiating a waiver of the breach and an amendment of the credit facility with our bank group. Because we are currently in breach of the financial covenants described above, we have reclassified all $9,583,000 of our remaining term loan as a current liability. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the potential impact of our breach of the financial covenants.

Our current credit facility, which was amended in February 2004, required us to pay $8.5 million as a permanent reduction in our term loan facility and changed the maturity date of the term loan facility from October 11, 2007 to October 11, 2006. Of the $8.5 million in payments against the term loan, $5.0 million was applied to the required term loan payments due in fiscal 2007. The remaining $3.5 million was applied evenly against the required term loan payments for fiscal years 2004 through 2006. Thus, our revised term loan requirement is to pay $958,333 quarterly for fiscal years 2004 through 2006. The amendment changed certain financial covenants and eliminated our minimum interest coverage ratio. Our annual capital expenditures are limited as follows: $13 million in fiscal 2004; $17 million in fiscal 2005; $19 million in fiscal 2006 and $21 million in fiscal 2007. The amendment also limits our ability to sign leases for new restaurant locations. At August 3, 2004, we had $9.6 million outstanding on our term loan and $17 million outstanding on our line of credit.

6. NET (LOSS) INCOME PER SHARE

Net (loss) income per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net loss per share for the thirteen and twenty-six week periods ended June 27, 2004 equals basic net loss per share because the effect of stock options to the weighted average shares assumed outstanding would be anti-dilutive. The following table sets forth the calculation of basic and diluted net (loss) income per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Numerator:
Basic and diluted net (loss) income	$(3,907)	$427	$(5,411)	$1,525

Denominator:
Weighted average shares outstanding – basic	20,146,232	16,720,812	19,052,293	16,685,652
Stock options		10,497		7,557

Weighted average shares assumed outstanding – diluted	20,146,232	16,731,309	19,052,293	16,693,209

Basic net (loss) income per common share	$(0.19)	$0.03	$(0.28)	$0.09

Diluted net (loss) income per common share	$(0.19)	$0.03	$(0.28)	$0.09

7. STOCK-BASED COMPENSATION

We have chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed by Accounting Principles Board Option No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans as the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant. Had compensation costs for our Employee Stock Purchase Plan, 1996 Stock Incentive Plan and 2000 Stock Incentive Plan been determined using a fair value based method as described in SFAS No. 123, Accounting for Stock-Based Compensation, our net loss would have been increased and our net income would have been decreased to the following pro-forma amounts (in thousands, except for per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net (loss) income as reported	$(3,907)	$427	$(5,411)	$1,525
Less: Total stock-based employee compensation awards determined under fair value based method for all awards, net of related tax effects	(353)	(648)	(706)	(1,296)

Pro forma net (loss) income	$(4,260)	$(221)	$(6,117)	$229

Net (loss) income per common share, basic:
As reported	$(0.19)	$0.03	$(0.28)	$0.09

Pro forma	(0.21)	(0.01)	(0.32)	0.01

Net (loss) income per common share, diluted:
As reported	$(0.19)	$0.03	$(0.28)	$0.09

Pro forma	(0.21)	(0.01)	(0.32)	0.01

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the twenty-six week periods ended (in thousands):

	June 27, 2004	June 29, 2003
Cash (paid) received during period for:
Interest	$(957)	$(1,121)
Income taxes	1,550	(184)
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	200	540
Shareholder receivable reduction due to retirement of stock	200	240

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At June 27, 2004, we owned and operated 95 Buca di Beppo and 10 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon recreations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn and South Philadelphia in the 1940’s.

From 1996 to 2003, we pursued a rapid expansion strategy, opening two restaurants in 1996; five in 1997; eight in 1998; 15 in 1999; 17 in each of 2000 and 2001; and 14 in each of 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we have decided to reduce our development plans until we have executed proven strategies to improve our comparable restaurant sales trends. We intend to open three new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2004. We opened our San Jose, California Buca di Beppo restaurant in May 2004 and our Thousand Oaks (Los Angeles), California Buca di Beppo restaurant in August 2004. We have executed leases for our new Buca di Beppo restaurant in Carlsbad (San Diego), California and our new Vinny T’s of Boston restaurant in Manchester, Connecticut and these two new restaurants are currently under construction.

In an effort to attract smaller parties and allow our guests to try a wider variety of our menu items, we introduced smaller portions sizes for a majority of entrees on our Buca di Beppo menu. We implemented our Buca Small initiative in all of our Buca di Beppo restaurants during the first quarter of 2004. We began to advertise our Buca Small menu during the first half of fiscal 2004 primarily through the use of print media and direct mail advertisements.

The Buca Small menu initiative is a continuing step in our efforts to evolve our menu in order to attract smaller groups of guests into our Buca di Beppo restaurants. We believe that the Buca Small menu, improved marketing efforts and focused management efforts will strengthen our ability to achieve our ultimate long-term goal of increasing our comparable restaurant sales through increased guest counts.

In addition to our Buca Small menu initiative, we also modified our menu and implemented a price increase of approximately 1.5% at both our Buca di Beppo and Vinny T’s of Boston restaurants at the beginning of the third quarter of fiscal 2004.

We are reviewing seven restaurants for potential asset impairment due to these restaurants’ inability to generate positive cash flows from restaurant operations during the past 12 months. We have made operational changes and implemented concentrated marketing efforts to assist these restaurants in order to improve their cash flows, which we believe will support the value of their long-lived assets. However, if trends at these seven restaurants do not improve, we may need to record additional losses for the impairment of long-lived assets. At June 27, 2004, the total net book value of fixed and other long-term assets at these seven locations was approximately $8.8 million.

Our restaurant sales are primarily comprised of the sales of food and beverages. Our calculation of comparable restaurant sales includes restaurants open for 18 full calendar months. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Lease termination costs relate to the costs of closing a restaurant location and terminating the associated restaurant lease. Loss on impairment of long-lived assets primarily relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. Interest expense includes the cost of interest expense on debt and interest income includes the interest income on invested assets. The early extinguishment of debt is related to the write-off of deferred loan acquisition costs at the time at which we refinanced our credit facility. The provision for (benefit from) income taxes represents our estimate of all federal and state income taxes we will have to pay for that period.

Results of Operations

Our operating results for the thirteen and twenty-six week periods ended June 27, 2004 and June 29, 2003 expressed as a percentage of restaurant sales were as follows:

	Thirteen Week Ended		Twenty-Six Week Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Restaurant sales (in thousands)	$65,241	$64,971	$131,728	$127,316
Restaurant costs:
Product	24.9%	24.4%	24.9%	24.2%
Labor	34.4%	33.5%	34.5%	33.4%
Direct and occupancy	30.9%	26.2%	29.4%	25.5%
Depreciation and amortization	6.4%	6.3%	6.2%	6.2%

Total restaurant costs	96.6%	90.5%	95.0%	89.3%
General and administrative expenses	6.5%	6.9%	6.8%	7.0%
Pre-opening costs	0.4%	1.0%	0.3%	1.2%
Lease termination costs	1.8%	0.0%	0.9%	0.0%

Operating (loss) income	(5.4)%	1.7%	(3.0)%	2.4%
Interest income	0.0%	0.1%	0.0%	0.0%
Interest expense	(0.7)%	(0.8)%	(0.8)%	(0.7)%
Loss on early extinguishment of debt	0.0%	0.0%	(0.4)%	0.0%

(Loss) income before income taxes	(6.0)%	0.9%	(4.1)%	1.8%
Provision for income taxes	0.0%	(0.2)%	0.0%	(0.6)%

Net (loss) income	(6.0)%	0.7%	(4.1)%	1.2%

Thirteen Weeks Ended June 27, 2004 Compared to the Thirteen Weeks Ended June 29, 2003

Restaurant Sales. Restaurant sales increased by $0.2 million, or 0.4%, to $65.2 million in the second quarter of fiscal 2004 from $65.0 million in the second quarter of fiscal 2003. The increase was the result of sales from new Buca di Beppo and Vinny T’s of Boston restaurants. Buca di Beppo’s comparable restaurant sales decreased 3.6% in the second quarter of fiscal 2004. Vinny T’s of Boston’s comparable restaurant sales decreased 2.2% in the second quarter of fiscal 2004. The decreases in comparable restaurant sales were primarily the result of a decrease in guest counts. We expect that our Buca di Beppo and Vinny T’s of Boston comparable restaurant sales will be flat to slightly negative for the third quarter of fiscal 2004.

Product. Product costs increased by $0.5 million to $16.3 million in the second quarter of fiscal 2004 from $15.8 million in the second quarter of fiscal 2003. Product costs as a percentage of restaurant sales increased to 24.9% in the second quarter of fiscal 2004 from 24.4% in the second quarter of fiscal 2003. The increase in product costs as a percentage of sales was primarily due to increases in meat and dairy costs. We expect product costs as a percentage of sales to increase slightly in the third quarter of fiscal 2004 from the third quarter of fiscal 2003.

Labor. Labor costs increased by $0.6 million to $22.4 million in the second quarter of fiscal 2004 from $21.8 million in the second quarter of fiscal 2003. Labor costs increased as a percentage of restaurant sales to 34.4% in the second quarter of fiscal 2004 from 33.5% in the second quarter of fiscal 2003. For the second quarter of fiscal 2004, hourly labor increased 30 basis points as a percentage of sales, management salary and bonus increased 30 basis points as a percentage of sales and payroll taxes and benefits increased 30 basis points as a percentage of sales, as compared to the second quarter of fiscal 2003. The increases in hourly labor costs, management salary and bonus, and payroll taxes and benefits were primarily related to declining comparable restaurant sales. We expect labor costs in the third quarter of fiscal 2004 to increase slightly as a percentage of sales from the third quarter of fiscal 2003.

Direct and Occupancy. Direct and occupancy costs increased by $3.2 million to $20.2 million in the second quarter of fiscal 2004 from $17.0 million in the second quarter of fiscal 2003. Direct and occupancy costs increased as a percentage of restaurant sales to 30.9% in the second quarter of fiscal 2004 from 26.2% in the second quarter of fiscal 2003. This increase in direct and occupancy costs as a percentage of sales was due to the decline in comparable restaurant sales and increases in marketing expenses, insurance costs, occupancy costs and repairs and maintenance expenses. Marketing costs increased 160 basis points as a percentage of sales. The increase was primarily related to increased marketing spending related to our newspaper print advertising campaign. Insurance costs increased 100 basis points as a percentage of sales because of adverse claims development, primarily in our worker’s compensation program. Occupancy costs increased 120 basis points as a percentage of sales because of the decline in comparable restaurant sales and increases in property taxes, common area maintenance and utility costs. Repairs and maintenance expenses increased 60 basis points as a percentage of sales primarily related to the decline in comparable restaurant sales. We anticipate direct and occupancy costs in the third quarter of fiscal 2004 to increase as a percentage of sales over the third quarter of fiscal 2003 primarily due to increased occupancy costs from the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization expenses remained constant at $4.1 in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. The depreciation recognized on capital expenditures for new restaurants was offset by a reduction in depreciation as a result of the loss on impairment of long-lived assets recorded on nine operating restaurants during the fourth quarter of fiscal 2003. We expect depreciation and amortization expense to decrease as a percentage of sales in the third quarter of fiscal 2004 from the third quarter of fiscal 2003.

General and Administrative. General and administrative expenses decreased by $210,000 to $4.3 million in the second quarter of fiscal 2004 from $4.5 million in the second quarter of fiscal 2003. General and administrative expenses as a percentage of restaurant sales decreased to 6.5% in the second quarter of fiscal 2004 from 6.9% in the second quarter of fiscal 2003. The decrease in general and administrative expenses as a percentage of sales was primarily due to reductions in staffing due to a decrease in our development plans. We anticipate general and administrative expenses in the third quarter of fiscal 2004 to decrease in dollars and as a percentage of sales as compared to the third quarter of fiscal 2003. The primary reason for the decrease is because of the timing of our annual Paisano Partner conference in October 2004 as compared to the prior year’s conference being held in September 2003; therefore, for 2004, the expenses associated with this conference will be incurred primarily in the fourth quarter.

Pre-opening Costs. Pre-opening costs decreased $365,000 to $286,000 in the second quarter of fiscal 2004 from $651,000 in the second quarter of fiscal 2003. Pre-opening costs decreased as a percentage of sales to 0.4% in the second quarter of fiscal 2004 from 1.0% in the second quarter of fiscal 2003. We opened one Buca di Beppo restaurant in the second quarter of fiscal 2004 as compared to opening four Buca di Beppo restaurants in the second quarter of fiscal 2003. We expect pre-opening costs to decrease in dollars and as a percentage of sales in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. We expect to open two restaurants in the third quarter of fiscal 2004 as compared to three restaurants in the third quarter of fiscal 2003.

Lease Termination Costs. We incurred lease termination costs of $1.2 million during the second quarter of fiscal 2004. We have never incurred lease termination costs prior to this quarter. The costs were related to the closure of our Lenexa, Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia. We terminated the leases at both of these undeveloped restaurant properties because of a reduction in our development plans.

Interest Income. Interest income decreased $11,000 to $23,000 for the second quarter of fiscal 2004 as compared to $34,000 in the second quarter of fiscal 2003. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. We expect interest income in the third quarter of fiscal 2004 to decline slightly from the third quarter of fiscal 2003.

Interest Expense. Interest expense decreased $115,000 to $427,000 in the second quarter of fiscal 2004 from $542,000 in the second quarter of fiscal 2003. The decrease in interest expense primarily resulted from decreased borrowings on our credit facility in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. We expect interest expense to increase in the third quarter of fiscal 2004 from the third quarter of fiscal 2003 because of the anticipated waiver and amendment fees relating to our current credit facility. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

Provision for Income Taxes. We did not record a benefit from income taxes in the second quarter of fiscal 2004. We recorded a provision for income taxes of $152,000 in the second quarter of fiscal 2003. We recorded a $2.7 million tax valuation allowance against our long-term deferred tax assets in fiscal 2003. We expect to continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Twenty-Six Weeks Ended June 27, 2004 Compared to the Twenty-Six Weeks Ended June 29, 2003

Restaurant Sales. Restaurant sales increased by $4.4 million, or 3.5%, to $131.7 million in the first half of fiscal 2004 from $127.3 million in the first half of fiscal 2003. The increase was the result of sales from new Buca di Beppo and Vinny T’s of Boston restaurants. Buca di Beppo’s comparable restaurant sales decreased 3.6% in the first half of fiscal 2004. Vinny T’s of Boston’s comparable restaurant sales decreased 2.0% in the first half of fiscal 2004. The decreases in comparable restaurant sales were primarily the result of a decrease in guest counts.

Product. Product costs increased by $1.9 million to $32.8 million in the first half of fiscal 2004 from $30.9 million in the first half of fiscal 2003. Product costs as a percentage of restaurant sales increased to 24.9% in the first half of fiscal 2004 from 24.2% in the first half of fiscal 2003. The increase in product costs as a percentage of sales was primarily due to increases in meat and dairy costs.

Labor. Labor costs increased by $2.9 million to $45.4 million in the first half of fiscal 2004 from $42.5 million in the first half of fiscal 2003. Labor costs increased as a percentage of restaurant sales to 34.5% in the first half of fiscal 2004 from 33.4% in the first half of fiscal 2003. For the first half of fiscal 2004 hourly labor increased 70 basis points as a percentage of sales, management salary and bonus increased 20 basis points as a percentage of sales and payroll taxes and benefits increased 20 basis points as a percentage of sales as compared to the first half of fiscal 2003. The increases in hourly labor costs, management salary and bonus, and payroll taxes and benefits were primarily related to declining comparable restaurant sales. Hourly labor costs were also impacted by the training time incurred during the rollout of our Buca Small menu program during the first quarter of fiscal 2004.

Direct and Occupancy. Direct and occupancy costs increased by $6.4 million to $38.8 million in the first half of fiscal 2004 from $32.4 million in the first half of fiscal 2003. Direct and occupancy costs increased as a percentage of restaurant sales to 29.4% in the first half of fiscal 2004 from 25.5% in the first half of fiscal 2003. This increase in direct and occupancy costs as percentage of sales was due to the decline in comparable restaurant sales and increases in supply costs, marketing expenses, insurance costs, occupancy costs and repairs and maintenance expenses. Direct and occupancy costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales by the decline in our comparable restaurant sales in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Supply costs increased 30 basis points as a percentage of sales primarily related to costs incurred in the rollout of our Buca Small menu program during the first quarter of fiscal 2004. Marketing costs increased 130 basis points as a percentage of sales primarily related to increased spending for our newspaper print and direct mail advertising campaigns. Insurance costs increased 70 basis points as a percentage of sales because of adverse claims development, primarily in our worker’s compensation program. Occupancy costs increased 140 basis points as a percentage of sales because of the decline in comparable restaurant sales and increases in rent expense, property taxes, common area maintenance and utility costs. Repairs and maintenance expenses increased 50 basis points as a percentage of sales primarily related to the decline in comparable restaurant sales.

Depreciation and Amortization. Depreciation and amortization expenses increased $284,000 to $8.2 million in the first half of fiscal 2004 from $7.9 million in the first half of fiscal 2003. The depreciation recognized on capital expenditures for new restaurants was offset by a reduction in depreciation as a result of the loss on impairment of long-lived assets recorded on nine operating restaurants during the fourth quarter of fiscal 2003.

General and Administrative. General and administrative expenses remained constant at $8.9 million in the first half of fiscal 2004 and fiscal 2003. General and administrative expenses as a percentage of restaurant sales decreased to 6.8% in the first half of fiscal 2004 from 7.0% in the first half of fiscal 2003. Decreases in corporate level staffing positions and travel related costs have been offset by other increases in administrative expenses, particularly related to corporate compliance.

Pre-opening Costs. Pre-opening costs decreased $1.0 million to $0.5 million in the first half of fiscal 2004 as compared to $1.5 million in the first half of fiscal 2003. Pre-opening costs decreased as a percentage of sales to 0.3% in the first half of fiscal 2004 from 1.2% in the first half of fiscal 2003. We opened one Buca di Beppo restaurant in the first half of fiscal 2004 as compared to opening ten Buca di Beppo restaurants in the first half of fiscal 2003. Pre-opening costs in the first half of fiscal 2004 also included approximately $100,000 of lease costs for Springfield, Virginia and Lexington, Kentucky prior to our decision to terminate each property’s lease.

Lease Termination Costs. We incurred lease termination costs of $1.2 million during the second quarter of fiscal 2004. We have never incurred lease termination costs prior to this quarter. The costs were related to the closure of our Lenexa, Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia. We terminated the leases at both of these undeveloped restaurant properties because of a reduction in our development plans.

Interest Income. Interest income decreased $10,000 to $49,000 for the first half of fiscal 2004 as compared to $59,000 in the first half of fiscal 2003. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program.

Interest Expense. Interest expense increased $102,000 to $1.0 million in the first half of fiscal 2004 from $0.9 million in the first half of fiscal 2003. The increase in interest expense was a result of higher interest rates paid and a reduction in the amount of capitalized interest taken in the first half of fiscal 2004 as compared to the first half of fiscal 2003. These increases were offset by a decrease in the total amount of debt borrowings outstanding in the first half of fiscal 2004 as compared to the first half of fiscal 2003. In February 2004, we received approximately $17 million of net proceeds from our private investment equity offering that was used to pay down $8.5 million in term debt borrowings, $7.5 million in line of credit borrowings and the remainder was used for general corporate purposes.

Loss on Early Extinguishment of Debt. Early extinguishment of debt charges of $524,000 taken in the first quarter of fiscal 2004 related to the write-down of deferred loan acquisition costs on our credit facility due to the pay down of $8.5 million to our term loan and other financing related expenses. There was no early extinguishment of debt charges in fiscal 2003.

Provision for Income Taxes. We did not record a benefit from income taxes in the first half of fiscal 2004. We recorded a provision for income taxes of $717,000 in the first half of fiscal 2003. We recorded a $2.7 million tax valuation allowance against our long-term deferred tax assets in fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $2.9 million to $572,000 in the first half of fiscal 2004 as compared to $3.5 million in the first half of fiscal 2003. The decrease in our cash provided by operating activities primarily related to the reduction of profitability from net income of $1.5 million in the first half of fiscal 2003 to a net loss of $5.4 million in fiscal 2004. The net loss of $5.4 million in the first half of fiscal 2004 and $2.2 million decrease in accounts payable was offset by non-cash charges of $8.2 million in depreciation and amortization expense and $524 in the loss on early extinguishment of debt. We expect to continue to generate cash flow from operating activities in future periods.

Net cash used in investing activities decreased $9.1 million to $5.0 million in the first half of fiscal 2004 as compared to $14.1 million in the first half of fiscal 2003. We use cash primarily to fund the development and construction of new restaurants and maintenance of existing restaurants. Capital expenditures were $6.7 million in the first half of fiscal 2004 as compared to $17.4 million in the first half of fiscal 2003. The decrease in capital expenditures in the first half of fiscal 2004 as compared to the first half of fiscal 2003 was related to a reduction in the number of new restaurants we opened during each year. We opened one Buca di Beppo restaurant in the first half of fiscal 2004. We opened ten Buca di Beppo restaurants in the first half of fiscal 2003. Other assets decreased by $1.5 million in the first half of fiscal 2004 due to reductions in deferred loan acquisition costs and reductions in investments held in our Key Employee Stock Ownership Plan.

We expect to open four new restaurants in 2004, two of which have opened through August 2004. One of these new restaurants will be built based upon our prototype designs. Each new Buca di Beppo and Vinny T’s of Boston restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million for our remodeled restaurants and between $1.5 to $2.0 million for restaurants based upon our prototype designs. The incremental $500,000 for our prototype-designed restaurant represents the estimated costs to construct the building. Additionally, we expect to incur pre-opening costs of approximately $185,000 per restaurant.

At June 27, 2004, we had $576,000 invested in the development of a training facility in Sermenino, Italy. We are currently in the process of developing a plan for the sale of this property in order to utilize the proceeds for other corporate purposes.

Net cash provided by financing activities decreased $6.0 million to $3.1 million in the first half of fiscal 2004 as compared to $9.1 million in the first half of fiscal 2003. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1 million, we received net proceeds from the sale of approximately $17 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes. Financing activities in the first half of fiscal 2003 related to $10 million of additional borrowings on our line of credit.

In October 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The credit agreement was amended in November 2003 and February 2004.

At June 27, 2004, we were in breach of the following financial covenants under our current credit facility: leverage ratio; fixed charge coverage ratio; pro-forma leverage ratio and minimum consolidated EBITDA. The breach of these financial covenants is an event of default under the credit facility. As a result of the breach, our lenders have the right to call both the term loan and any outstanding line of credit borrowings and terminate any further obligations to make loans to us or to issue, extend or renew any additional letters of credit. Our current financial resources are not sufficient to satisfy our obligations under the credit facility if our lenders call on the loans. As a result of the breach, we cannot make any new restaurant capital expenditures (except that this restriction does not apply to new restaurants we opened this year, two new restaurants currently under construction and one new restaurant currently planned to open in fiscal 2005) and cannot sign any new restaurant leases. In prior amendments to our credit agreement, we have paid an average waiver/amendment fee of approximately $100,000, we have agreed to interest rate increases of zero to 75 basis points and we have also agreed to accelerate the payment of our term loan. We are currently working with our bank group to obtain a waiver of the breach and to amend the credit facility.

If we are not successful in obtaining a waiver of our breach, we will need to find alternate financing to satisfy our obligations under the credit facility and to fund our capital requirements. Alternative sources of funding available to us include but are not limited to: entering into a sale and leaseback arrangement of multiple restaurant land and buildings; entering into a new credit facility with a different lending group; or issuing additional equity and/or debt securities. There can be no assurance that any or a combination of these alternate financing sources would provide us with sufficient funding to satisfy our obligations under our current credit facility and to fund our capital requirements.

At June 27, 2004, our credit facility, as amended, consisted of a $9.6 million term loan and a $25 million line of credit. The term loan matures on October 11, 2006 and the line of credit matures on October 11, 2007. The amendment in February 2004 required us to pay $8.5 million as a permanent reduction in our term loan facility. Under the amended term loan, we are required to pay $958,333 quarterly for fiscal years 2004 through 2006. The amended interest rate is the lower of our lenders reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75% (4.00% to 5.50% as of July 29, 2004). The amended credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants, and other customary covenants. Our annual capital expenditures, prior to our default at June 27, 2004, were limited as follows: $13 million in fiscal 2004; $17 million in fiscal 2005; $19 million in fiscal 2006 and $21 million in fiscal 2007. We expect the amended credit agreement to further limit our capital expenditures and require us to reduce the amount of debt outstanding with the current bank group. We are required to pay 0.50% on all unused line of credit funds. Borrowings under the credit agreement are collateralized by substantially all of our assets. At August 3, 2004, we had $9.6 million outstanding on our term loan and $17 million outstanding on our line of credit.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital requirements in fiscal 2004 to be approximately $13 million, which is the limit established under our credit facility. We have reduced our development for fiscal 2004 until we have executed proven strategies to improve our comparable restaurant sales trends. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our anticipated available borrowings will be sufficient to fund our capital requirements through at least 2005. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Land, Building, Leasehold Improvements and Equipment

Land, buildings, leasehold improvements and equipment are recorded at original cost less accumulated depreciation. These assets are depreciated on a straight-line basis over the lesser of their estimated useful lives or associated lease term, ranging from five to 30 years. Land is not depreciated because we believe that it retains its historical value. Our estimate of the useful life of equipment (5 to 10 years) and buildings (30 years) is based upon the historical life of similar assets in our industry. Leasehold improvements are generally depreciated over the term of the lease, including option periods, because we believe a majority of these assets will exist as long as we are tenants of the various properties. Our judgments and estimates regarding the estimated useful lives and fair market value of these assets may produce materially different amounts of depreciation and amortization expense if different assumptions were used. As discussed below, these judgments may also impact the need and amount to recognize as an impairment charge on the carrying amount of these assets.

Impairment of Long-Lived Assets

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the individual restaurant level. A restaurant is deemed to be impaired if a forecast of its estimated future operating cash flows is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including the restaurant’s estimated future discounted cash flows, expected growth rate of comparable restaurant sales, remaining lease term and other factors.

We recorded asset impairment charges of $15.3 million in fiscal 2003 related to the write-down of nine restaurants in operation and the capitalized developed costs for restaurants which we did not expect to open due to a reduction in our development plans. The impairment taken on the nine restaurants in operation was computed based on our estimate of annual restaurant sales and cash flows, based upon a range of comparable restaurant sales percentage scenarios and the remaining lease term for each of these nine restaurants.

During the second quarter of fiscal 2004, we closed our Lenexa, Kansas Buca di Beppo and entered into lease termination agreements for undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia. The lease termination costs related to these three properties was approximately $1.2 million, which was primarily comprised of the cost associated with termination payments made to each landlord of the restaurant properties. We will continue to evaluate the need to close additional restaurants, however, we do not have any plans to close any additional restaurants at this time.

During the first half of fiscal 2004, we had an additional seven restaurants with declining sales and profit trends, which caused these seven restaurants to generate negative cash flows from restaurant operations for the trailing twelve-month period. We have made operational changes and implemented concentrated marketing efforts to assist these restaurants in order to improve their cash flows, which we believe will support the value of their long-lived assets. However, if cash flows at these restaurants do not improve, we may need to take additional losses on the impairment of long-lived assets. At June 27, 2004, the total net book value of fixed and other long-term assets at these seven locations was $8.8 million.

Impairment of Goodwill

We test impairment of goodwill at our Vinny T’s of Boston reporting unit level. We consider Vinny T’s of Boston to be a reporting unit as it is an operating segment of the Company which constitutes a business operation for which financial information is available and regularly reviewed by senior management. Goodwill is deemed to be impaired if the implied fair value of the reporting unit is less than the carrying value amount of its net assets, including goodwill. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates of new and existing restaurant sales, remaining lease terms, fair value of other similar restaurant concepts and other factors. We have not taken an impairment of goodwill related to our purchase of Vinny T’s of Boston, however, if sales and profitability trends decline in the future, we may be required to take an impairment charge. Our goodwill, all of which is related to our purchase of Vinny T’s of Boston, was $11.8 million at June 27, 2004.

Self-Insurance

We are self-insured for a significant portion of our current medical, dental, workers’ compensation and general liability insurance programs. In estimating our self-insurance reserves, we utilize estimates of future losses, based upon our historical loss trends and historical industry data. These reserves are monitored and adjusted when warranted by changing circumstances. Based upon adverse claims development during the first half of fiscal 2004, we increased our worker’s compensation and general liability reserves during the second quarter of fiscal 2004. Should an additional change in claims occur compared to what was estimated, our reserves could be either increased or decreased based upon that data. Any increases or decreases in insurance reserves would be offset by a corresponding increase or decrease in insurance expense.

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

Provision for Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. In the first half of fiscal 2004, we recorded a full valuation allowance against the benefit from income taxes due to continued uncertainty regarding whether we will be able to recover our deferred tax assets.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (FIN 46 (revised)), which revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 (revised) requires an enterprise to consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. We do not expect FIN 46 (revised) to have an impact on our consolidated financial position, results of operations or cash flows.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the second quarter ended June 27, 2004 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales growth pattern.

•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs, marketing expenses, property taxes, common area maintenance expenses, utility costs, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.

•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements through fiscal 2005 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual impact of our Buca Small initiative could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•

Additional factors that could cause actual results to differ include: risks associated with any unfavorable results of our negotiations with our lenders to amend our existing credit facility; risks associated with our failure to obtain a waiver of our breach of the financial covenants and to amend our existing credit facility with our lenders; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with, and the timing of, our ability to hire a new chief executive officer; risks associated with terrorism and our country’s war on terrorism, risks associated with actual or alleged food-born illness, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 0.75% to 2.25% or Eurodollar rate plus 2.25% to 3.75%. At June 27, 2004, we had $24.1 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $241,000.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 2.5%, which is only slightly more than our average price increase of approximately 1.5% in fiscal 2004, 2% in fiscal 2003 and 1% in fiscal 2002. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

As part of our employee compensation program, our board of directors approved and adopted a Paisano Partner program in fiscal 1997, which requires our restaurant general managers, known as Paisano Partners, to purchase $20,000 of our common stock. Our Paisano Partners have the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy-out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initial bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase by us during the second quarter of fiscal 2004 of the Paisano Partner equity shares issued in accordance with this program (as a result of termination of employment of our Paisano Partners):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
Four-week period ended April 25, 2004	—	—	—	$1,740,000
Four-week period ended May 23, 2004	15,251	$9.18	—	$1,800,000
Five-week period ended June 27, 2004	—	—	—	$1,800,000

Total	15,251	$9.18

Item 3. Defaults upon Senior Securities

At June 27, 2004, we were in breach of the following financial covenants under our current credit facility: leverage ratio; fixed charge coverage ratio; pro-forma leverage ratio and minimum consolidated EBITDA. The breach of these financial covenants is an event of default under the credit facility. As a result of the breach, our lenders have the right to call both the term loan and any outstanding line of credit borrowings and terminate any further obligations to make loans to us or to issue, extend or renew any additional letters of credit. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the potential impact of our breach of the financial covenants.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 15, 2004, our shareholders voted on the following matters:

(1)	Election of two Class II directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	For	Withhold
Peter J. Mihajlov	15,187,271	1,306,273
Paul J. Zepf	13,040,176	3,453,368

(2)	Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
13,176,926	3,238,257	78,361	0

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Agreement for Waiver and Release of KEYSOP Benefits dated as of June 4, 2004 between the Registrant and Joseph P. Micatrotto	Filed Electronically

10.2	Separation Agreement dated as of June 9, 2004 between the Registrant and Joseph P. Micatrotto	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.

(b)	Reports on Form 8-K

We filed with the SEC a Current Report on Form 8-K on May 12, 2004, (a) reporting under “Item 5. Other Items” (i) that we issued a press release on May 10, 2004, announcing a change in our chief executive officer; (ii) that we issued another press release on May 11, 2004, providing financial information for the first quarter of fiscal

2004; and (iii) that we announced in our webcast conference call held on May 12, 2004 certain information relating to our expected management transition expenses, lease termination expenses and insurance reserves; and (b) filing under “Item 7. Financial Statements and Exhibits” copies of the press releases dated May 10, 2004 and May 11, 2004.

We filed with the SEC a Current Report on Form 8-K on May 24, 2004, reporting under “Item 5. Other Items” that we closed our Lenexa, Kansa, Buca di Beppo restaurant and that the related lease termination expenses were expected to be within the range previously announced by us.

We filed with the SEC a Current Report on Form 8-K on June 10, 2004, reporting under “Item 5. Other Items” certain information regarding our audit committee.

We filed with the SEC a Current Report on Form 8-K on June 15, 2004, reporting under “Item 5. Other Items” certain information regarding the implementation of a price increase at our Buca di Beppo and Vinny T’s of Boston restaurants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: August 6, 2004	by:	/s/ Peter J. Mihajlov
Peter J. Mihajlov
Executive Chairman and Interim Chief
Executive Officer
(Principal Executive Officer)

Date: August 6, 2004	by:	/s/ Greg A. Gadel
Greg A. Gadel
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Agreement for Waiver and Release of KEYSOP Benefits dated as of June 4, 2004 between the Registrant and Joseph P. Micatrotto	Filed Electronically

10.2	Separation Agreement dated as of June 9, 2004 between the Registrant and Joseph P. Micatrotto	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.