Form 10-Q
period 2004-09-26
BUCA INC /MN
filed 2004-11-05
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 26, 2004.

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

(612) 225-3400

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 20,168,268 shares outstanding as of November 1, 2004.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 26, 2004	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,274	$3,014
Accounts receivable	2,999	3,537
Inventories	7,117	7,200
Prepaid expenses and other	3,770	4,304

Total current assets	16,160	18,055

PROPERTY AND EQUIPMENT, net	163,531	177,170
OTHER ASSETS	6,442	8,375
GOODWILL	11,759	11,759

	$197,892	$215,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,934	$14,399
Accrued expenses and other	13,045	12,695
Line of credit borrowings	18,000	17,000
Current maturities of long-term debt and capital leases	8,737	5,115

Total current liabilities	50,716	49,209

LONG-TERM DEBT and CAPITAL LEASES, less current maturities	857	17,021
OTHER LIABILITIES	3,599	3,932

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 30,000,000 authorized; 20,162,628 and 16,804,921 shares issued and outstanding, respectively	202	168
Additional paid-in capital	168,262	150,982
Accumulated deficit	(24,600)	(4,615)

	143,864	146,535
Notes receivable from employee shareholders	(1,144)	(1,338)

	142,720	145,197

	$197,892	$215,359

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Restaurant sales	$62,531	$62,110	$194,259	$189,426
Restaurant costs:
Product	15,502	15,111	48,257	45,972
Labor	22,165	21,666	67,568	64,181
Direct and occupancy	19,542	18,240	58,311	50,691
Depreciation and amortization	4,240	4,319	12,403	12,198

Total restaurant costs	61,449	59,336	186,539	173,042
General and administrative expenses	4,514	4,742	13,428	13,702
Pre-opening costs	493	570	949	2,105
Loss on impairment of long-lived assets	10,194		10,194
Lease termination costs	4		1,175

Operating (loss) income	(14,123)	(2,538)	(18,026)	577
Interest income	21	30	70	89
Interest expense	(472)	(567)	(1,504)	(1,499)
Loss on early extinguishment of debt			(524)

Loss before income taxes	(14,574)	(3,075)	(19,984)	(833)
Benefit from income taxes		984		267

Net loss	$(14,574)	$(2,091)	$(19,984)	$(566)

Net loss per common share-basic	$(0.72)	$(0.12)	$(1.03)	$(0.03)

Weighted average shares outstanding	20,150,065	16,760,163	19,419,106	16,710,489

Net loss per common share-diluted	$(0.72)	$(0.12)	$(1.03)	$(0.03)

Weighted average shares assumed outstanding	20,150,065	16,760,163	19,419,106	16,710,489

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,984)	$(566)
Depreciation and amortization	12,403	12,198
Loss on impairment of long-lived assets	10,194
Loss on early extinguishment of debt	524
Change in assets and liabilities:
Accounts receivable	538	(447)
Inventories	83	(791)
Prepaid expenses and other	534	247
Accounts payable	(3,465)	(510)
Accrued expenses and other	350	(3,474)
Other	(507)	(38)

Net cash provided by operating activities	670	6,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,864)	(24,524)
Sale of property and equipment	143	3,325
Decrease in other assets	1,785	231

Net cash used in investing activities	(6,936)	(20,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	28,500	38,500
Principal payments on line of credit borrowings	(27,500)	(23,500)
Proceeds from long-term debt borrowings	250	106
Principal payments on long-term debt and capital leases	(12,792)	(2,584)
Financing costs	(439)	(168)
Collection on notes receivable from shareholders	114	121
Net proceeds from issuance of common stock	17,393	468

Net cash provided by financing activities	5,526	12,943

NET CHANGE IN CASH AND CASH EQUIVALENTS	(740)	(1,406)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,014	3,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,274	$2,002

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us, or our) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At September 26, 2004, we had 107 restaurants located in 30 states and the District of Columbia.

The accompanying consolidated financial statements have been prepared by us without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and thirty-nine weeks ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004.

Certain reclassifications have been made in the consolidated financial statements for prior years to conform to the current presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

The balance sheet at December 28, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes for the fiscal year ended December 28, 2003 included in our Annual Report on Form 10-K.

2. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows, as if the decision to continue to use the impaired restaurant was a new investment decision.

At September 26, 2004, we recorded a $10,194,000 loss on the impairment of long-lived assets. The loss on impairment of long-lived assets primarily related to the write-down of equipment and leasehold improvements at eight existing restaurants and capitalized lease development costs for restaurants not expected to open due to a reduction in our development plans. The impairment on the existing restaurants was taken because the estimated future discounted cash flows at each restaurant were less than the carrying value of the related assets.

We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants, other than the impaired restaurants, have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

3. LEASE TERMINATION COSTS

For the thirty-nine weeks ended September 26, 2004, we incurred lease termination costs of $1,175,000, which was primarily comprised of the cost associated with early termination of restaurant leases. The lease termination costs related to the closing of our Lenexa (Kansas City), Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia during the second quarter of fiscal 2004. We do not expect to incur significant additional costs at these three restaurant properties. As of September 26, 2004, $25,000 of these costs were unpaid and were included in the “Accrued expenses and other” line item on our consolidated balance sheets. For each of these restaurant locations, we have recognized or will recognize lease termination costs in accordance with Statement of Financial Accounting Standards (SFAS) No, 146, Accounting for Costs Associated with Exit or Dispersal Activities.

On November 1, 2004, we closed our Buca di Beppo restaurant in Jenkintown (Philadelphia), Pennsylvania. We expect to record a charge for lease termination costs during the fourth quarter of fiscal 2004 related to the closing of the Jenkintown restaurant. We will continue to review all of our impaired restaurant locations for potential closure, however, we currently have made no decision to close any additional restaurants.

4. CREDIT FACILITY

Since June 27, 2004, we have been in breach of certain financial covenants under our current credit facility. On September 24, 2004, we executed a Forbearance Agreement and Amendment No. 3 to our current credit facility (the “Forbearance Agreement”) with our current bank group. Under the Forbearance Agreement, the bank group agreed, subject to certain conditions, to forbear until November 15, 2004 from exercising their rights and remedies arising as a result of our breach of the financial covenants under our current credit facility. We incurred fees of $50,000 related to the Forbearance Agreement. At November 1, 2004, we had approximately $8.6 million outstanding on our term loan and approximately $21 million outstanding on our line of credit. Because the Forbearance Agreement expires on November 15, 2004, we have reclassified all of our outstanding term loan as a current liability. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our current credit facility.

We have received a commitment letter from a new bank group and are currently in the process of negotiating a new credit facility with the new bank group. We expect to execute the new credit facility in November 2004. The new credit facility, if executed, is expected to replace our current credit facility.

5. NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net loss per share for the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003 equals basic net loss per share because the effect of stock options to the weighted average shares assumed outstanding would be anti-dilutive. Accordingly, we excluded 1,754,643 and 2,236,943 stock options as of September 26, 2004 and September 28, 2003. The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Numerator:
Basic and diluted net loss	$(14,574)	$(2,091)	$(19,984)	$(566)

Denominator:
Weighted average shares outstanding – basic and diluted	20,150,065	16,760,163	19,419,106	16,710,489

Basic and diluted net loss per common share	$(0.72)	$(0.12)	$(1.03)	$(0.03)

6. STOCK-BASED COMPENSATION

We have chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed by Accounting Principles Board Option No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the plans as the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant. Had compensation costs for our Employee Stock Purchase Plan, 1996 Stock Incentive Plan and 2000 Stock Incentive Plan been determined using a fair value based method as described in SFAS No. 123, Accounting for Stock-Based Compensation, our net loss would have been increased to the following pro-forma amounts (in thousands, except for per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net loss as reported	$(14,574)	$(2,091)	$(19,984)	$(566)
Plus: Stock-based employee compensation expense included in reported net loss, net of related tax effects				20

Less: Total stock-based employee compensation awards determined under fair value based method for all awards, net of related tax effects	(330)	(685)	(993)	(2,077)

Pro forma net loss	$(14,904)	$(2,776)	$(20,977)	$(2,623)

Net loss per common share, basic and diluted:
As reported	$(0.72)	$(0.12)	$(1.03)	$(0.03)

Pro forma	$(0.74)	$(0.17)	$(1.08)	$(0.16)

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46 (revised)”), which revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 (revised) clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support. An enterprise shall consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. FIN 46 (revised) did not have an impact on our consolidated financial position, results of operations or cash flows.

8. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirty-nine weeks ended (in thousands):

	September 26, 2004	September 28, 2003
Cash (paid) received during period for:
Interest	$(1,336)	$(1,709)
Income taxes	1,920	(231)
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	360	540
Shareholder receivable reduction due to retirement of stock	440	340

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At September 26, 2004, we owned and operated 96 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon recreations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn and South Philadelphia in the 1940’s.

From 1996 to 2003, we pursued an aggressive expansion strategy, opening two restaurants in 1996; five in 1997; eight in 1998; 15 in 1999; 17 in each of 2000 and 2001; and 14 in each of 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we have decided to reduce our development plans until we have executed proven strategies to consistently improve our comparable restaurant sales trends. We have opened two new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant in fiscal 2004. We do not intend to open any additional restaurants in fiscal 2004. We closed our restaurant in Lenexa, Kansas during the second quarter of fiscal 2004. We intend to open two new Buca di Beppo restaurants in fiscal 2005. We are constructing our new Buca di Beppo restaurant in Carlsbad (San Diego), California, which is scheduled to open in the first quarter of fiscal 2005. We have an executed lease at our Long Beach (Los Angeles), California Buca di Beppo restaurant, which is expected to open in the fourth quarter of fiscal 2005.

In an effort to attract smaller parties and allow our guests to try a wider variety of our menu items, we introduced smaller portions sizes for a majority of the items available on our Buca di Beppo menu. We implemented our Buca Small initiative in all of our Buca di Beppo restaurants during the first quarter of 2004. We began to advertise our Buca Small menu in the second quarter of fiscal 2004 primarily through the use of print media and direct mail advertisements.

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

In addition to our Buca Small menu initiative, we slightly modified our menu and implemented a price increase of approximately 1.5% at both our Buca di Beppo and Vinny T’s of Boston restaurants at the beginning of the third quarter of fiscal 2004. The primary reason for the price increase was to offset rising operational costs, particularly in product and occupancy expenses.

On November 1, 2004, we closed our Buca di Beppo restaurant in Jenkintown (Philadelphia), Pennsylvania. We expect to record lease termination costs during the fourth quarter of fiscal 2004 related to the closing of this restaurant. We will continue to review all of our impaired restaurant locations for potential closure, however, we currently have made no decision to close any additional restaurants.

On October 15, 2004, we announced that Wallace B. Doolin would join our company as Chairman of the Board, Chief Executive Officer and President. He is expected to assume his duties in early December 2004.

Our restaurant sales are primarily comprised of the sales of food and beverages. Our calculation of comparable restaurant sales includes restaurants open for 18 full calendar months. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Lease termination costs relate to the costs of closing a restaurant location and terminating restaurant leases. Loss on impairment of long-lived assets primarily relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. Interest expense includes the cost of interest expense on debt and interest income includes the interest income on invested assets. The early extinguishment of debt is related to the write-off of deferred loan acquisition costs at the time at which we refinanced our credit facility. The benefit from income taxes represents our estimate of all federal and state income taxes we will expect to be refunded for that period.

Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 26, 2004 and September 28, 2003 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Restaurant sales (in thousands)	$62,531	$62,110	$194,259	$189,426
Restaurant costs:
Product	24.8%	24.3%	24.8%	24.3%
Labor	35.4%	34.9%	34.8%	33.9%
Direct and occupancy	31.3%	29.4%	30.0%	26.8%
Depreciation and amortization	6.8%	7.0%	6.4%	6.4%

Total restaurant costs	98.3%	95.5%	96.0%	91.4%
General and administrative expenses	7.2%	7.6%	6.9%	7.2%
Pre-opening costs	0.8%	0.9%	0.5%	1.1%
Loss on impairment of long-lived assets	16.3%	0.0%	5.2%	0.0%
Lease termination costs	0.0%	0.0%	0.6%	0.0%

Operating (loss) income	(22.6)%	(4.1)%	(9.3)%	0.3%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.8)%	(0.9)%	(0.8)%	(0.8)%
Loss on early extinguishment of debt	0.0%	0.0%	(0.3)%	0.0%

Loss before income taxes	(23.3)%	(5.0)%	(10.3)%	(0.4)%
Benefit from income taxes	0.0%	1.6%	0.0%	0.1%

Net loss	(23.3)%	(3.4)%	(10.3)%	(0.3)%

Thirteen Weeks Ended September 26, 2004 Compared to the Thirteen Weeks Ended September 28, 2003

Restaurant Sales. Restaurant sales increased by $0.4 million, or 0.7%, to $62.5 million in the third quarter of fiscal 2004 from $62.1 million in the third quarter of fiscal 2003. The increase was the result of sales from new Buca di Beppo and Vinny T’s of Boston restaurants. Buca di Beppo’s comparable restaurant sales decreased 1.1% in the third quarter of fiscal 2004 primarily due to a decline in our average guest check and the impact of the restaurant days closed due to the hurricanes in Florida. The decline in our average guest check is related to the implementation of our Buca Small menu initiative during fiscal 2004. Vinny T’s of Boston’s comparable restaurant sales decreased 4.8% in the third quarter of fiscal 2004. The decrease in comparable restaurant sales was primarily the result of a decrease in guest counts. We expect that our Buca di Beppo comparable restaurant sales will be slightly positive during the fourth quarter of fiscal 2004. We expect our Vinny T’s of Boston comparable restaurant sales will be flat to slightly negative for the fourth quarter of fiscal 2004.

Product. Product costs increased by $0.4 million to $15.5 million in the third quarter of fiscal 2004 from $15.1 million in the third quarter of fiscal 2003. Product costs as a percentage of restaurant sales increased to 24.8% in the third quarter of fiscal 2004 from 24.3% in the third quarter of fiscal 2003. The increase in product costs as a percentage of sales was primarily related to the timing of product rebates received from our vendors. We expect product costs as a percentage of sales to remain constant in the fourth quarter of fiscal 2004 from the fourth quarter of fiscal 2003.

Labor. Labor costs increased by $0.5 million to $22.2 million in the third quarter of fiscal 2004 from $21.7 million in the third quarter of fiscal 2003. Labor costs increased as a percentage of restaurant sales to 35.4% in the third quarter of fiscal 2004 from 34.9% in the third quarter of fiscal 2003. For the third quarter of fiscal 2004, labor costs increased 50 basis points as a percentage of sales as compared to the third quarter of fiscal 2003, primarily related to declining comparable restaurant sales, the impact of the hurricanes in Florida, and training costs related to the implementation of our guest service initiatives. We expect labor costs in the fourth quarter of fiscal 2004 to increase slightly as a percentage of sales from the fourth quarter of fiscal 2003.

Direct and Occupancy. Direct and occupancy costs increased by $1.3 million to $19.5 million in the third quarter of fiscal 2004 from $18.2 million in the third quarter of fiscal 2003. Direct and occupancy costs increased as a percentage of restaurant sales to 31.3% in the third quarter of fiscal 2004 from 29.4% in the third quarter of fiscal 2003. This increase in direct and occupancy costs as a percentage of sales was due to the decline in comparable restaurant sales and increases in marketing expenses, occupancy costs and repairs and maintenance expenses. Direct and occupancy costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales by the decline in our comparable restaurant sales in the third quarter of fiscal 2004, compared to the third quarter of fiscal 2003. Marketing costs increased 30 basis points as a percentage of sales. The increase was primarily related to our print advertising campaign. Occupancy costs increased 80 basis points as a percentage of sales because of the decline in comparable restaurant sales and increases in property taxes and utility costs. Repairs and maintenance expenses increased 30 basis points as a percentage of sales primarily related to the decline in comparable restaurant sales. We anticipate direct and occupancy costs in the fourth quarter of fiscal 2004 to increase slightly as a percentage of sales over the fourth quarter of fiscal 2003 primarily due to increased occupancy costs from the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization expenses remained constant at approximately $4.3 million in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. The depreciation recognized on capital expenditures for new restaurants was offset by a reduction in depreciation as a result of the loss on impairment of long-lived assets recorded on nine operating restaurants during the fourth quarter of fiscal 2003. We expect depreciation and amortization expense to decrease in amount and as a percentage of sales in the fourth quarter of fiscal 2004 from the fourth quarter of fiscal 2003 primarily related to the $10.2 million loss on impairment of long-lived assets recorded during the third quarter of fiscal 2004.

General and Administrative. General and administrative expenses decreased by $228,000 to $4.5 million in the third quarter of fiscal 2004 from $4.7 million in the third quarter of fiscal 2003. General and administrative expenses as a percentage of restaurant sales decreased to 7.2% in the third quarter of fiscal 2004 from 7.6% in the third quarter of fiscal 2003. The decrease in general and administrative expenses as a percentage of sales was primarily due to reductions in staffing due to a decrease in our development plans and a decrease in Paisano Partner conference expenses. We anticipate general and administrative expenses in the fourth quarter of fiscal 2004 to remain comparable as a percentage of sales as compared to the fourth quarter of fiscal 2003.

Pre-opening Costs. Pre-opening costs decreased $77,000 to $493,000 in the third quarter of fiscal 2004 from $570,000 in the third quarter of fiscal 2003. Pre-opening costs decreased as a percentage of sales to 0.8% in the third quarter of fiscal 2004 from 0.9% in the third quarter of fiscal 2003. We opened one Buca di Beppo restaurant and one Vinny T’s of Boston restaurant in the third quarter of fiscal 2004 as compared to opening two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in the third quarter of fiscal 2003. We expect pre-opening costs to decrease in dollars and as a percentage of sales in the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003. We do not expect to open any restaurants in the fourth quarter of fiscal 2004 as compared to one restaurant in the fourth quarter of fiscal 2003.

Loss on Impairment of Long-Lived Assets. During the third quarter of fiscal 2004, we recorded a $10,194,000 loss on the impairment of long-lived assets. The loss on impairment of long-lived assets primarily related the write-down of equipment and leasehold improvements at eight existing restaurants in various markets and capitalized lease development costs for restaurants not expected to open due to a reduction in our development plans. The impairment on the existing restaurants was taken because the estimated future discounted cash flows at each restaurant were less than the carrying value of the related long-lived assets.

We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants, other than the impaired restaurants, have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

Lease Termination Costs. We incurred lease termination costs of $4,000 during the third quarter of fiscal 2004. We did not incur any lease termination costs during the third quarter of fiscal 2003. The lease termination costs were related to the closure of our Lenexa (Kansas City), Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia during the second quarter of fiscal 2004. We expect to incur lease termination costs related to the closure of our Jenkintown (Philadelphia), Pennsylvania during the fourth quarter of fiscal 2004.

Interest Income. Interest income decreased $9,000 to $21,000 for the third quarter of fiscal 2004 as compared to $30,000 in the third quarter of fiscal 2003. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. We expect interest income in the fourth quarter of fiscal 2004 to decrease slightly from the fourth quarter of fiscal 2003.

Interest Expense. Interest expense decreased $95,000 to $472,000 in the third quarter of fiscal 2004 from $567,000 in the third quarter of fiscal 2003. The decrease in interest expense primarily resulted from decreased borrowings on our credit facility in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. We expect interest expense to decrease in the fourth quarter of fiscal 2004 from the fourth quarter of fiscal 2003 because of decreased borrowings on our credit facility. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

Benefit from Income Taxes. We did not record a benefit from income taxes in the third quarter of fiscal 2004. We recorded a benefit from income taxes of $984,000 in the third quarter of fiscal 2003. We recorded a $2.7 million tax valuation allowance against our long-term deferred tax assets in fiscal 2003. We expect to continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Thirty-Nine Weeks Ended September 26, 2004 Compared to the Thirty-Nine Weeks Ended September 28, 2003

Restaurant Sales. Restaurant sales increased by $4.9 million, or 2.6%, to $194.3 million in the first three quarters of fiscal 2004 from $189.4 million in the first three quarters of fiscal 2003. The increase was the result of sales from new Buca di Beppo and Vinny T’s of Boston restaurants. Buca di Beppo’s comparable restaurant sales decreased 2.8% in the first three quarters of fiscal 2004. Vinny T’s of Boston’s comparable restaurant sales decreased 2.9% in the first three quarters of fiscal 2004. The decrease in comparable restaurant sales at Buca di Beppo was primarily the result of a decrease in guest counts and decline in average guest check. The decrease in comparable restaurant sales at Vinny T’s of Boston was primarily related to a reduction in guest counts.

Product. Product costs increased by $2.3 million to $48.3 million in the first three quarters of fiscal 2004 from $46.0 million in the first three quarters of fiscal 2003. Product costs as a percentage of restaurant sales increased to 24.8% in the first three quarters of fiscal 2004 from 24.3% in the first three quarters of fiscal 2003. The increase in product costs as a percentage of sales was primarily due to increases in meat and dairy costs.

Labor. Labor costs increased by $3.4 million to $67.6 million in the first three quarters of fiscal 2004 from $64.2 million in the first three quarters of fiscal 2003. Labor costs increased as a percentage of restaurant sales to 34.8% in the first three quarters of fiscal 2004 from 33.9% in the first three quarters of fiscal 2003. For the first three quarters of fiscal 2004 hourly labor increased 40 basis points as a percentage of sales, management salary and bonus increased 30 basis points as a percentage of sales and payroll taxes and benefits increased 20 basis points as a percentage of sales as compared to the first three quarters of fiscal 2003. These increases were primarily related to declining comparable restaurant sales. Hourly labor costs were also impacted by the training time incurred during the rollout of our Buca Small menu program during the first quarter of fiscal 2004 and guest service initiatives in the third quarter of fiscal 2004.

Direct and Occupancy. Direct and occupancy costs increased by $7.6 million to $58.3 million in the first three quarters of fiscal 2004 from $50.7 million in the first three quarters of fiscal 2003. Direct and occupancy costs increased as a percentage of restaurant sales to 30.0% in the first three quarters of fiscal 2004 from 26.8% in the first three quarters of fiscal 2003. This increase in direct and occupancy costs as percentage of sales was due to the decline in comparable restaurant sales and increases in supply costs, marketing expenses, insurance costs, occupancy costs and repairs and maintenance expenses. Direct and occupancy costs, which are primarily fixed in nature, were negatively impacted as a percentage of sales by the decline in our comparable restaurant sales in the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. Supply costs increased 30 basis points as a percentage of sales primarily related to costs incurred in the rollout of our Buca Small menu program during the first quarter of fiscal 2004. Marketing costs increased 110 basis points as a percentage of sales primarily related to our newspaper print and direct mail advertising campaigns. Insurance costs increased as a percentage of sales because of adverse claims development, primarily in our worker’s compensation program. Occupancy costs increased 120 basis points as a percentage of sales because of the decline in comparable restaurant sales and increases in rent expense, property taxes, common area maintenance and utility costs. Repairs and maintenance expenses increased 40 basis points as a percentage of sales primarily related to the decline in comparable restaurant sales.

Depreciation and Amortization. Depreciation and amortization expenses increased $204,000 to $12.4 million in the first three quarters of fiscal 2004 from $12.2 million in the first three quarters of fiscal 2003. The depreciation recognized on capital expenditures for new restaurants was offset by a reduction in depreciation as a result of the loss on impairment of long-lived assets recorded on nine operating restaurants during the fourth quarter of fiscal 2003.

General and Administrative. General and administrative expenses declined $274,000 to $13.4 million in the first three quarters of fiscal 2004 from $13.7 million in the first three quarters of fiscal 2003. General and administrative expenses as a percentage of restaurant sales decreased to 6.9% in the first three quarters of fiscal 2004 from 7.2% in the first three quarters of fiscal 2003. Decreases in corporate level staffing positions and travel related costs have been offset by other increases in administrative expenses, particularly related to corporate compliance.

Pre-opening Costs. Pre-opening costs decreased $1.2 million to $0.9 million in the first three quarters of fiscal 2004 as compared to $2.1 million in the first three quarters of fiscal 2003. Pre-opening costs decreased as a percentage of sales to 0.5% in the first three quarters of fiscal 2004 from 1.1% in the first three quarters of fiscal 2003. We opened two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in the first three quarters of fiscal 2004 as compared to opening twelve Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in the first three quarters of fiscal 2003. Pre-opening costs in the first three quarters of fiscal 2004 also included approximately $100,000 of lease costs for Springfield, Virginia and Lexington, Kentucky prior to our decision to terminate each property’s lease.

Loss on Impairment of Long-Lived Assets. We recorded a $10,194,000 loss on the impairment of long-lived assets in the first three quarters of fiscal 2004. The loss on impairment of long-lived assets primarily related to eight existing restaurants in various markets and capitalized lease development costs for restaurants not expected to open due to a reduction in our development plans. The impairment on the existing restaurants was taken because the estimated future discounted cash flows at each restaurant were less than the carrying value of the related long-lived assets.

Lease Termination Costs. We incurred lease termination costs of $1.2 million during the first three quarters of fiscal 2004. We did not incur any lease termination costs prior to this year. The costs were related to the closure of our Lenexa (Kansas City), Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia. We terminated the leases at both of these undeveloped restaurant properties because of a reduction in our development plans.

Interest Income. Interest income decreased $19,000 to $70,000 for the first three quarters of fiscal 2004 as compared to $89,000 in the first three quarters of fiscal 2003. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program.

Interest Expense. Interest expense remained constant at $1.5 million for the first three quarters of fiscal 2004 and fiscal 2003. An increase in interest expenses as a result of higher interest rates and a reduction in the amount of capitalized interest taken were offset by a decrease in the total amount of debt borrowings outstanding in the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. In February 2004, we received approximately $17 million of net proceeds from our private investment equity offering that was used to pay down $8.5 million in term debt borrowings, $7.5 million in line of credit borrowings and the remainder was used for general corporate purposes.

Loss on Early Extinguishment of Debt. Early extinguishment of debt charges of $524,000 taken in the first quarter of fiscal 2004 related to the write-down of deferred loan acquisition costs on our credit facility due to the pay down of $8.5 million to our term loan and other financing related expenses. There was no early extinguishment of debt charges in fiscal 2003. We expect to incur approximately $1.2 million in early extinguishment of debt charges during the fourth quarter of fiscal 2004 related to the replacement of our current credit facility. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our current credit facility.

Benefit from Income Taxes. We did not record a benefit from income taxes in the first three quarters of fiscal 2004 due to uncertainty regarding the recoverability of our deferred tax assets. We recorded a benefit from income taxes of $267,000 in the first three quarters of fiscal 2003. We recorded a $2.7 million tax valuation allowance against our long-term deferred tax assets in fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $5.9 million to $670,000 in the first three quarters of fiscal 2004 as compared to $6.6 million in the first three quarters of fiscal 2003. The decrease in our cash provided by operating activities primarily related to a decrease in our profitability for the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. We expect to generate positive cash flow from operating activities in the fourth quarter of fiscal 2004.

Net cash used in investing activities decreased $14.1 million to $6.9 million in the first three quarters of fiscal 2004 as compared to $21.0 million in the first three quarters of fiscal 2003. We use cash primarily to fund the development and construction of new restaurants and maintenance of existing restaurants. Capital expenditures were $8.9 million in the first three quarters of fiscal 2004 as compared to $24.5 million in the first three quarters of fiscal 2003. The decrease in capital expenditures in the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003 was related to a reduction in the number of new restaurants we opened during each year. We opened two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in the first three quarters of fiscal 2004. We opened 12 Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in the first three quarters of fiscal 2003. Other assets decreased by $1.8 million in the first three quarters of fiscal 2004 due to reductions in deferred loan acquisition costs and reductions in investments held in our Key Employee Share Option Plan.

We have opened three new restaurants during the first three quarters of fiscal 2004. We do not expect to open any additional restaurants during fiscal 2004. We expect to open two new Buca di Beppo restaurants in fiscal 2005. Each new Buca di Beppo and Vinny T’s of Boston restaurant is expected to require, on average, a total cash investment of between $1.0 million and $1.5 million for our remodeled restaurants and between $1.5 to $2.0 million for restaurants based upon our prototype designs. The incremental $500,000 for our prototype-designed restaurant represents the estimated costs to construct the building. Additionally, we expect to incur pre-opening costs of approximately $185,000 per restaurant.

At September 26, 2004, we had $580,000 invested in the development of a training facility in Sermenino, Italy. We have retained the services of a broker in Italy to sell the property in order to utilize the proceeds for other corporate purposes. We do not expect to spend additional funds for the development of this property. The estimated fair value of the facility is maintained in property, plant and equipment on our consolidated balance sheet.

Net cash provided by financing activities decreased $7.4 million to $5.5 million in the first three quarters of fiscal 2004 as compared to $12.9 million in the first three quarters of fiscal 2003. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1 million, we received net proceeds from the sale of approximately $17 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes. Financing activities in the first half of fiscal 2003 related to $15 million of additional borrowings on our line of credit.

In October 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we are not in default under the terms of the loan agreement at the time. The credit agreement was amended in November 2003 and February 2004.

Our credit facility, as amended, consisted of a $8.6 million term loan and a $25 million line of credit. The term loan matures on October 11, 2006 and the line of credit matures on October 11, 2007. The amendment in February 2004 required us to pay $8.5 million as a permanent reduction in our term loan facility. Under the amended term loan, we are required to pay $958,333 quarterly for fiscal years 2004 through 2006. The amended interest rate is the lower of our lenders reference rate plus 2.5% or Eurodollar rate plus 4.0%. The amended credit agreement contains covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on capital expenditures, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants, and other customary covenants. Our annual capital expenditures, prior to our default at June 27, 2004, were limited as follows: $13 million in fiscal 2004; $17 million in fiscal 2005; $19 million in fiscal 2006 and $21 million in fiscal 2007. We are required to pay 0.50% on all unused line of credit funds. Borrowings under the credit agreement are collateralized by substantially all of our assets. At November 1, 2004, we had $8.6 million outstanding on our term loan and $21 million outstanding on our line of credit.

Since June 27, 2004, we have been in breach of the following financial covenants under our current credit facility: leverage ratio; fixed charge coverage ratio; pro-forma leverage ratio and minimum consolidated EBITDA. The breach of these financial covenants is an event of default under our current credit facility. As a result of the breach, our lenders have the right to call both the term loan and any outstanding line of credit borrowings and terminate any further obligations to make loans to us and to issue, extend or renew any additional letters of credit.

On September 24, 2004, we executed a Forbearance Agreement and Amendment No. 3 to our current credit facility (the “Forbearance Agreement”) with the current bank group. Under the Forbearance Agreement, the bank group agreed, subject to certain conditions, to forbear until November 15, 2004 from exercising their rights and remedies arising as a result of our breach of the financial covenants under our current credit facility. We incurred fees of approximately $50,000 to execute the Forbearance Agreement.

We have received a commitment letter from a new bank group and are currently in the process of negotiating a new credit facility with the new bank group. If executed, the new credit facility would replace our current credit facility. We expect to close on the new credit facility in November 2004.

If we are unable to execute a new credit facility by November 15, 2004, our current lenders have the right to call the term loan and any outstanding line of credit borrowings. We do not have the current resources to satisfy a call of our credit facility by our current lenders and would need alternative sources of funding to satisfy such a call. Alternative sources of funding available to satisfy our obligation under our current credit facility include but are not limited to: entering into a sale and leaseback arrangement of multiple restaurant land and buildings; entering into a new credit facility with a different lending group; or issuing additional equity and/or debt securities. We believe that each of these financing arrangements could satisfy the entire obligation due to our existing lenders.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. We expect our capital requirements in fiscal 2004 to be less than $13 million. We have reduced our development for fiscal 2004 and 2005 until we have executed proven strategies to consistently improve our comparable restaurant sales trends. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least 2005. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the individual restaurant level. A restaurant is deemed to be impaired if a forecast of its estimated future operating cash flows is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including the restaurant’s discounted estimated future cash flows, expected growth rate of comparable restaurant sales, remaining lease term and other factors.

We recorded asset impairment charges of $10.2 million in the third quarter of fiscal 2004 primarily related to the write-down of equipment and leasehold improvements at eight restaurants in operation and the capitalized developed costs for restaurants which we did not expect to open due to a reduction in our development plans. We took an impairment charge on each of these eight restaurants because our estimate of annual restaurant sales, based upon a range of comparable restaurant sales percentage scenarios, over the remaining lease term for each of these eight restaurants did not generate sufficient positive cash flows to support the carrying value of their associated long-lived assets.

We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants, other than the impaired restaurants, have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

During the second quarter of fiscal 2004, we closed our Lenexa (Kansas City), Kansas Buca di Beppo and entered into lease termination agreements for undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia. The lease termination costs related to these three properties was approximately $1.2 million, which was primarily comprised of the cost associated with termination payments made to each landlord of the restaurant properties.

On November 1, 2004 we closed our Jenkintown (Philadelphia), Pennsylvania Buca di Beppo restaurant. We expect to record lease termination costs during the fourth quarter of fiscal 2004 related to this restaurant closing. We will continue to evaluate the need to close additional restaurants in the future, however, we currently have made no decision to close any additional restaurants.

Impairment of Goodwill

We test impairment of goodwill at our Vinny T’s of Boston reporting unit level. We consider Vinny T’s of Boston to be a reporting unit as it is an operating segment of the Company which constitutes a business operation for which financial information is available and regularly reviewed by senior management. Goodwill is deemed to be impaired if the implied fair value of the reporting unit is less than the carrying value amount of its net assets, including goodwill. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates of new and existing restaurant sales, remaining lease terms, fair value of other similar restaurant concepts and other factors. Although comparable restaurant sales have declined, the reporting unit continues to generate operating profits and positive cash flows. Therefore, we have not taken an impairment of the goodwill related to our purchase of Vinny T’s of Boston. If sales and profitability trends continue to decline in the future, we may be required to record an impairment charge. Our goodwill, all of which is related to our purchase of Vinny T’s of Boston, was $11.8 million at September 26, 2004.

Self-Insurance

We are self-insured for a significant portion of our current medical, dental, workers’ compensation and general liability insurance programs. In estimating our self-insurance reserves, we utilize estimates of future losses, based upon our historical loss trends and historical industry data. These reserves are monitored and adjusted when warranted by changing circumstances. Based upon adverse claims development during the first half of fiscal 2004, we increased our worker’s compensation and general liability reserves during the second quarter of fiscal 2004. Should an additional change in claims occur compared to our current estimates, our reserves could be either increased or decreased based upon that data. Any increases or decreases in insurance reserves would be offset by a corresponding increase or decrease in insurance expense.

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

Provision for Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. In the first three quarters of fiscal 2004, we recorded a full valuation allowance against the benefit from income taxes due to continued uncertainty regarding whether we will be able to recover our deferred tax assets.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46 (revised)”), which revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 (revised) requires an enterprise to consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. We do not expect FIN 46 (revised) to have an impact on our consolidated financial position, results of operations or cash flows.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the third quarter ended September 26, 2004 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•	Our comparable restaurant sales percentage could fluctuate as a result of general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales growth pattern.

•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs, marketing expenses, property taxes, common area maintenance expenses, utility costs, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.

•	Our ability to generate interest income could be adversely affected by the rate of return on our investments and the amount we are able to invest.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements through fiscal 2005 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual impact of our Buca Small initiative could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•	Additional factors that could cause actual results to differ include: risks associated with our failures to execute a new credit facility with a new bank group by November 15, 2004; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with terrorism and our country’s war on terrorism, risks associated with actual or alleged food-born illness, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit and term debt facility that bears interest at the lower of the lending bank’s reference rate plus 2.5% or Eurodollar rate plus 4.0%. At September 26, 2004, we had $29.6 million in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $296,000.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 2.5%, which is only slightly more than our average price increase of approximately 2% in fiscal 2004, 2% in fiscal 2003 and 1% in fiscal 2002. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a defendant in litigation arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operations concerns. We do not believe that any of these various legal actions will have a material effect on our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy-out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initial bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with the this program during the third quarter of fiscal 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
Four-week period ended July 24, 2004	21,435	$7.50	—	$487,000
Four-week period ended August 21, 2004	—	—	—	$490,000
Five-week period ended September 26, 2004	7,815	$10.24	—	$516,000

Total	29,160	$8.23	—

Item 3. Defaults upon Senior Securities

Since June 27, 2004, we have been in breach of the following financial covenants under our current credit facility: leverage ratio; fixed charge coverage ratio; pro-forma leverage ratio and minimum consolidated EBITDA. The breach of these financial covenants is an event of default under our current credit facility. As a result of the breach, our lenders have the right to call both the term loan and any outstanding line of credit borrowings and terminate any further obligations to make loans to us and to issue, extend or renew any additional letters of credit.

On September 24, 2004, we executed a Forbearance Agreement and Amendment No. 3 to our current credit facility (the “Forbearance Agreement”) with our current bank group. Under the Forbearance Agreement, the bank group agreed, subject to certain conditions, to forbear until November 15, 2004 from exercising their rights and remedies arising as a result of our breach of the financial covenants under our current credit facility. We incurred fees of approximately $50,000 to execute the Forbearance Agreement. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the potential impact of our breach of the financial covenants.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference
4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference
4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference
4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Forbearance Agreement and Amendment No. 3 to the Revolving Credit and Term Loan Agreement, dated as of September 24, 2004, between the Registrant and Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A., and U.S. Bank National Association (7)	Incorporated By Reference
10.2	Employment Agreement, dated as of October 14, 2004, by and between Buca, Inc. and Wallace B. Doolin (8)	Incorporated By Reference
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of Buca, Inc. and Affiliated Companies, as amended (9)	Incorporated By Reference
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: November 5, 2004	by:	/s/ Peter J. Mihajlov
Peter J. Mihajlov
Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2004	by:	/s/ Greg A. Gadel
Greg A. Gadel
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference
3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference
4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference
4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference
4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference
10.1	Forbearance Agreement and Amendment No. 3 to the Revolving Credit and Term Loan Agreement, dated as of September 24, 2004, between the Registrant and Fleet National Bank, SunTrust Bank, Wells Fargo Bank, N.A., and U.S. Bank National Association (7)	Incorporated By Reference
10.2	Employment Agreement, dated as of October 14, 2004, by and between Buca, Inc. and Wallace B. Doolin (8)	Incorporated By Reference
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of Buca, Inc. and Affiliated Companies, as amended (9)	Incorporated By Reference
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.