Form 10-K
period 2004-12-26
BUCA INC /MN
filed 2005-07-25
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 25, 2004 was $97,653,328 and as of June 24, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $85,624,215 based on the closing sale price for BUCA, Inc.’s common stock on those dates. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. These numbers are provided only for the purpose of this report on Form 10-K and do not represent an admission by either the registrant or any such person as to the status of such person.

As of July 20, 2005 the registrant had 20,216,396 shares of common stock outstanding.

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

PART I

Item 1.    Business

Overview

BUCA, Inc. owns and operates 107 full service restaurants under the names Buca di Beppo and Vinny T’s of Boston. The majority of our revenues are generated from the sale of food and beverages. Our Buca di Beppo restaurants offer high quality, Southern Italian cuisine served in small and large family-style portions meant for sharing in a fun and energetic atmosphere that reflects the decor and ambiance of post-World War II Italian/American restaurants.

Our Vinny T’s of Boston restaurants are based upon re-creations of the high quality neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and South Philadelphia in the 1940s. The menu includes both individual and family-sized portions.

We design each of our restaurants to be a fun, lively destination. Each Buca di Beppo and Vinny T’s of Boston restaurant in a market is unique, which reinforces our image as a collection of neighborhood restaurants. Our food, decor and family-style servings all promote a fun, celebratory and socially interactive dining experience that emulates a traditional Italian/American meal. Our objective is to become the favorite Italian restaurant concept in each of our markets. Historically, we pursued a rapid expansion strategy. In fiscal 2004, we slowed our new restaurant development plans and implemented strategies to improve our comparable restaurant sales.

We have recently announced a number of senior executive appointments. In November 2004, Wallace B. Doolin joined our company as Chairman, President and CEO. Mr. Doolin has more than 30 years of restaurant industry experience, most recently with LaMadeleine French Bakery and Café. In February 2005, we appointed Modesto Alcala as our Chief Operating Officer. Mr. Alacala most recently served as President and Chief Operating Officer for Copeland’s Famous New Orleans Restaurants and Bistros. In March 2005, Kaye O’Leary joined our company as Chief Financial Officer and Cynthia Rodahl joined our company as Chief Family Resources Officer. Ms. O’Leary was Vice President of Finance for Navitaire, Inc. and has over 20 years of financial experience. Ms. Rodahl was previously Vice President of Human Resources and Safety for Transport Corporation of America and has over 23 years of corporate human resources experience. In April 2005, we appointed Richard Erstad as our General Counsel and Secretary. Mr. Erstad had been an attorney at Faegre & Benson LLP for nearly nine years, representing us on a variety of matters. Previously, in January 2004, we appointed Stephen Hickey as our Chief Marketing Officer. Mr. Hickey has more than 36 years of marketing and consulting experience, including Hardee’s Food Systems, Applebee’s, Wendy’s International, Inc. and TGI Friday’s. See “Item 10. Directors and Executive Officers of the Registrant” for a more detailed description of the experience of these executive officers.

In February 2005, we announced that we were conducting a review of our accounting policies related to leases, leasehold improvements, rent commencement, deferred rent and other items and that we would be restating our historical financial statements for the fiscal years ended 2000 through 2003 and for the first three quarters of fiscal 2004. Also in February 2005, we announced that the Securities and Exchange Commission (the “SEC”) had informed us that it had issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We believe that the investigation may have been initiated by the resignation of Joseph P. Micatrotto, our former Chairman and Chief Executive Officer. The SEC has advised us that this is a non-public fact finding inquiry and that the investigation does not mean that the SEC has concluded that we have violated any securities laws. See “Item 3. Legal Proceedings” for a more detailed description of the SEC’s investigation.

In March 2005, in connection with the on-going year-end review of accounting policies and practices, we terminated the employment of our Interim Chief Financial Officer and our Chief Information Officer. Acting

through our audit committee with the assistance of independent counsel, we then commenced an internal investigation of matters relating to the termination of these two executive officers. Since that time we have completed a comprehensive review of the application of our accounting policies in connection with our implementation of procedures in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the SEC rules promulgated thereunder, the external year-end audit of the financial statements and internal controls over financial reporting and our recently completed internal investigation. As a result of the investigation and review of accounting policies, we determined that it was necessary to restate additional financial statement items for the fiscal years ended 2000 through 2003 and the first three quarters of fiscal 2004. The restatements are explained in greater detail in Note 2 to the consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Prior Financial Information”.

In addition, based on our internal investigation, we concluded that there was evidence that one or more of our former officers may have breached their fiduciary duties to the company. The officers and employees about whom the investigation had concerns are no longer with the company. See “Item 3. Legal Proceedings” for a summary of legal proceedings we have commenced against certain of our former executive officers.

Our Menu

We believe that the authenticity, quality and consistency of our food are the most important components of our long-term success. In contrast to the levity of our decor and ambiance, we take menu development and food preparation very seriously. Each of our Buca di Beppo and Vinny T’s of Boston menus is based on authentic family recipes enjoyed for generations in the villages of Southern Italy and then adapted to American ingredients. We make occasional trips to Italy and Sicily to find new recipes for our menus that are then extensively tested and refined before introduction in our restaurants.

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

We also offer Daily Specials centered on our popular Southern Italian cooking. We believe that our Daily Specials play a vital role in keeping the menu fresh and allow us to test prospective menu items. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the Southern Italian kitchen.

During fiscal 2004, in an effort to increase our guest counts by attracting smaller parties and allowing our guests to try a wider variety of our menu items, we introduced smaller portion sizes for a majority of entrees on our menu. This concept, which we call Buca Small, has been implemented at all of our Buca di Beppo restaurants and accounted for about 35% of our total food sales in fiscal 2004.

Vinny T’s of Boston’s offers a diverse menu featuring a wide variety of appetizers, soups and salads, pastas, meats, seafood, parmigianas, pizzas, chicken and veal, and desserts. Menu items include Fried Mozzarella, Warm Tomato Salad, Homemade Lasagna, Grilled Pork Chops with Peppers, Linguini with Clam Sauce, Veal Parmigiana, Pepperoni Pizza, Chicken Piccata, and Cannoli. The menu features individual and family style portions.

All of our menu items can be enjoyed either in the restaurant or as take-out. In fiscal 2004, take-out sales represented approximately 7% of our total sales. We believe that take-out represents a continued opportunity to build our sales. However, we expect that as our take-out sales increase, our alcohol sales will likely decrease as a percentage of total sales as off site sales of alcohol and liquor are generally not allowed at our restaurants.

Our menu pricing is consistent within a market, but may differ slightly market-to-market. The average check per Buca di Beppo guest in fiscal 2004 was approximately $19.64 (including beverages), a decrease from fiscal 2003. In fiscal 2004, alcoholic beverages, primarily table wine, accounted for approximately 20% of sales at our Buca di Beppo restaurants.

At Vinny T’s of Boston, our average check per guest in fiscal 2004 was approximately $17.12 (including beverages), which is lower that the average check for our Buca di Beppo restaurants because Vinny T’s serves lunch at all of its locations. In fiscal 2004, alcoholic beverages, accounted for approximately 18% of restaurant sales at our Vinny T’s of Boston restaurants.

Operations

Our ability to effectively manage restaurants in a diverse geographic area will continue to be critical to our success. For our Buca di Beppo restaurants, we currently have 10 Senior, Divisional and Regional Vice Presidents reporting to our Chief Operating Officer. For our Vinny T’s of Boston restaurants, we currently have one Senior Vice President of Operations reporting to our Chief Executive Officer. Each of these Vice Presidents is expected to effectively manage up to 12 restaurants and supervise and assist each restaurant manager, or “Paisano Partner”, within his or her territory with the goal of achieving a targeted return on investment through the successful implementation and operation of our Buca di Beppo and Vinny T’s of Boston concepts.

The typical Buca di Beppo restaurant management team consists of a Paisano Partner, a Kitchen Manager, an Assistant General Manager and an Assistant Kitchen Manager. The typical Vinny T’s of Boston restaurant consists of a Paisano Partner, a Kitchen Manager, two Assistant Kitchen Managers, and two Assistant General Managers.

A majority of the managers at Buca di Beppo and Vinny T’s of Boston restaurants participate in the Paisano Partner Program. Under the Paisano Partner Program, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. The Paisano Partner also receives stock options and is required to purchase between $10,000 and $20,000 of our common stock at the time of employment in the position. During fiscal 2004, we also implemented a Phantom Stock Plan, which gives our Paisano Partners and certain additional restaurant management personnel the right to receive cash payments during 2006 based on the value of our common stock. See Note 9 to the financial statements for additional detail on the Phantom Stock Plan. Kitchen Managers also receive stock options. Each member of our restaurant management team is cross-trained in all operational areas.

The majority of our Buca di Beppo restaurants are open seven days a week, typically opening at 5 p.m. during the week and noon on the weekends and closing at 10 p.m. on weekdays and 11 p.m. on weekends. All Vinny T’s of Boston restaurants are open for lunch and dinner seven days a week from 11:30 a.m. to 10 p.m. on weekdays and 11:30 a.m. to 11 p.m. on weekends.

Recruiting and Training

We actively recruit, hire, and promote qualified individuals who demonstrate a commitment to guest service. It is our policy to promote from within, whenever possible. Our competitive compensation plan for restaurant management features a base salary and competitive benefits package, including a 401(k) plan. We also offer a management incentive plan that rewards restaurant management teams for achieving financial objectives.

Our comprehensive hiring and training process features a series of interviews and tests, including a recently implemented, computerized program that strengthens our ability to test, select, train, and support personnel at all levels of the organization. We expect this system to enhance the quality and consistency of our training programs, and to simultaneously reduce the overall cost of those programs.

All new restaurant employees receive extensive training to enable them to excel in their respective positions. Those programs include on-the-job training and, for certain positions, classroom instruction. Each employee’s progress is measured through a validation process at pre-determined stages within the training period.

Each new member of the restaurant management team participates in a six-week training program that includes kitchen training and a minimum of one week at BUCA University (“BUCA U”), our corporate training center in the Paisano Support Center in Minneapolis. The BUCA U program includes interactive classroom instruction led by members of the corporate management team; hands-on training in our Maple Grove, Minnesota restaurant; dinner at the original restaurant in downtown Minneapolis; and a quality-review session in one of the Twin Cities’ Buca di Beppo restaurants.

Additional training tools are available, including comprehensive Employee Training Manuals featuring our procedures, standards, controls, and food line management systems. Our Food Culture Manual is designed to complement training received at all levels. Most training materials for in-store personnel are available in both English and Spanish.

Marketing

Our marketing funds are allocated between the Buca di Beppo and Vinny T’s brands approximately in proportion to their respective revenue contributions. We use a majority of these funds on newspaper and targeted direct mail. In fiscal 2004, we hired two new advertising agencies (one for each brand) and engaged a field marketing agency, a public relations agency and several specialized marketing groups for our marketing programs in fiscal 2004 and 2005. One important marketing initiative during fiscal 2004 was the introduction of eClub, an Internet-based program that is designed to increase customer loyalty and drive repeat business for both brands. We also began promoting our central reservation system and the use of our toll-free reservation number, 1-866-EAT-BUCA, to enhance use of reservations. We also encourage our Paisano Partners to involve themselves in the community to maximize the return on local advertising, public and community relations.

Our marketing strategy is based upon accomplishing several key marketing objectives. With regard to the Buca di Beppo brand, our primary goals are to improve overall brand awareness, gain acceptance from new users, improve average frequency of visit, and enhance the image of Buca di Beppo as a premier Italian dining destination. We are a multi-market chain operating in about 42 markets. In order to increase awareness and brand acceptance, we employ a range of national and local media, including USA Today (national edition), major market newspapers, neighborhood papers, targeted direct mail, eClub and other local marketing support such as radio and public relations programs. Our messages focus heavily on the quality of our food, which was perceived to be near the top of our industry, according to an April 2004 study completed by an independent research firm retained and paid for by us. During fiscal 2004, we introduced Buca Small, which is a smaller and less expensive version of our flagship family style dining. We believe that Buca Small has allowed our guests to experience more variety from our menu during their visits, enhancing the guest experience and increasing guest counts and average frequency of visit.

For our Vinny T’s of Boston brand, which is heavily concentrated in the Boston area, we are focusing on improving the perception of Vinny T’s as the choice for the highest quality food. We are also focusing on the fact that we have a large variety of menu selections, including traditional Italian items, as well as steaks, chops and seafood. To do so, we employ newspaper, direct mail, radio, eClub and local store marketing. Since Vinny T’s is a regional chain, we do not engage in any national advertising for this brand.

Purchasing

We strive to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. To this end, we continually research and evaluate various ingredients and products in an effort to maintain the highest quality and to be responsive to changing consumer tastes. Our food and beverage department and the centralized purchasing staff specify the products to be used at our restaurants, designate the vendors and provide suppliers with detailed ingredient specifications. To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management team determines the quantity of food and supplies required. To obtain the lowest possible prices for the required high quality and consistent raw ingredients, each restaurant orders items primarily from our national food distributor, SYSCO Corporation, on terms negotiated by our centralized purchasing staff. Our contract with SYSCO expires in 2006. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

New Restaurant Site Selection and Development

From fiscal 2000 to 2003, we pursued a rapid expansion strategy, opening 17 Buca di Beppo restaurants in each of fiscal 2000 and 2001, and 14 in each of fiscal 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we slowed our development, opening three restaurants and closing two, and have focused on the development and implementation of appropriate strategies to improve our comparable restaurant sales trends. In January 2005, we opened one Buca di Beppo restaurant in California. We have also decided not to develop two potential locations where leases had been executed and do not expect to open any additional restaurants for the remainder of fiscal 2005 or in fiscal 2006.

We anticipate over the next several years that the majority of our new restaurants will be in existing markets. Opening restaurants in existing markets enables us to increase our operational, marketing and recruiting efficiencies.

Our site selection process is critical to our success and we anticipate devoting substantial effort to evaluating each potential site. Our real estate advisory committee reviews each new location. The real estate advisory committee consists of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Marketing Officer, General Counsel, regional management for the area involved, and two of our non-employee directors. The selection process includes identifying target markets that meet our demographic requirements and targeted minimum return on assets. Our leases are typically 10 years in length with four five-year option periods. We also look to receive tenant allowance from our landlords to offset our development costs. In the past, we have purchased land as we found suitable locations. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

We are flexible in the types of locations where we can develop a restaurant. We have locations in both urban and suburban locations, including regional shopping malls, in-line shopping centers, retail and entertainment centers, office buildings and freestanding buildings in commercial and residential neighborhoods. In fiscal 2004, our new Buca di Beppo or Vinny T’s of Boston leased restaurants required, on average, a total cash investment of approximately $2.3 million.

Information Technology

We utilize a centralized network to collect information, maintain technical controls and support all our restaurants. A call center located at our Paisano Support Center answers the telephone and takes reservations during the day for 96 Buca di Beppo restaurants. All of our restaurants use personal computer systems integrated with management systems to monitor restaurant sales, product costs and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system, which includes a sophisticated theoretical food cost program and a labor scheduling and tracking program. Physical inventories of food and beverage items are taken on a weekly basis. Daily, weekly and monthly financial information is provided to management for analysis and comparison to our budget and to historical information. We closely monitor restaurant sales, cost of sales, labor and other restaurant trends on a daily, weekly and monthly basis.

Employees

As of December 26, 2004, we had approximately 7,000 employees, which included 131 administrative and executive personnel, and 499 restaurant management personnel; the remainder being hourly restaurant personnel.

None of our employees is covered by collective bargaining agreements and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive, and we strive to create a working environment which reflects our principles and values of justice, hospitality and excellence.

Intellectual Property

We have registered with the United States Patent and Trademark Office the service marks “BUCA,” “BEPPO,” “BUCA DI BEPPO,” “BUCA DI BEPPO” (stylized), “BUCA DI BEPPO” & design, “VINNY TESTA’S,” “VINNY TESTA’S” & design, “VINNY T’S OF BOSTON,” Mama BUCA I design, Mama BUCA II design, Pouring Chianti Bottle design, Cherubs and Bowl design, Curtain design and Smoking Cherub design. We also have a pending trademark application with the United States Patent and Trademark Office for “BUCA TO GO.” In addition, we have trademark registrations for “BUCA” and “BUCA DI BEPPO” in the following countries: Benelux, Denmark, Finland, Germany, Iceland, Ireland, Norway, Sweden, and the United Kingdom. We believe that our trademarks, service marks, trade dress and other proprietary rights have significant value and are important to the marketing of our restaurant concepts. We have in the past protected our proprietary rights and expect to continue to vigorously protect those rights in the future. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation and/or infringement of these rights or the use by others of restaurant features based upon, or otherwise similar to, our overall concepts. It may be difficult for us to prevent others from copying discrete elements of our concepts and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations may claim that our name is confusingly similar to their names and may try to prevent us from using our marks in those locales.

Our History

The Buca di Beppo concept was created in Minneapolis in 1993 and originally operated by a company owned by Philip A. Roberts, Don W. Hays and Peter J. Mihajlov. On December 31, 1994, Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area, acquired this company. Messrs. Roberts and Mihajlov are the principal shareholders of Parasole. From January 1995 through September 1996, we operated as a wholly owned subsidiary of Parasole. On September 30, 1996, we were spun-off from Parasole through a share dividend of our common stock pro rata among the Parasole shareholders to create a better vehicle for obtaining financing for our expansion plans. In 1999, we had our initial public offering of stock and became a public company. In January 2002, we purchased the assets of the nine Vinny T’s of Boston restaurants, formerly known as Vinny Testa’s Italian-American restaurant. The Vinny T’s of Boston concept was established in Boston in 1993.

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

Each of our restaurants is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including: minimum age of patrons and employees; hours of operation; advertising; wholesale purchasing; inventory control and handling; and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.

We are subject to “dram-shop” statutes in the states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

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

Available Information

Our Internet website is: http://www.bucainc.com. We have made available, free of charge, through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The information contained on our website is not a part of this annual report.

Risk Factors

We May Be Unable to Return to Profitability or Raise Additional Capital

Although we have been profitable in the past, we lost $23.5 million in fiscal 2003 and $37.6 million in fiscal 2004. We cannot predict whether we will be able to achieve revenue growth, generate positive cash flows or return to profitability in the future. We have entered into long-term leases for many of our restaurants, which limits our ability to either close individual restaurant locations or improve their operating cash flow. Our current credit facility also limits our ability to build new restaurants, which has contributed to our decision to slow down our future development plans and develop a revised plan to improve our core business through improving our comparable restaurant sales and margins. Failure to achieve these objectives may cause our stock price to decline and make it difficult to raise additional capital.

Restrictive Covenants in Our Credit Facility Could Have a Material Adverse Affect on Our Business

Our credit facility contains restrictive covenants and requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lenders, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit facility could result in acceleration of our indebtedness. As of the end of fiscal 2004, we were in violation of certain covenants under the credit facility, which were subsequently waived by the lenders. Our inability in the future to comply with the covenant requirements under the credit facility and to obtain a waiver of such violations could impair our liquidity and limit our ability to operate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our credit facility and the covenant requirements.

We May Be Unable to Achieve and Maintain Favorable Comparable Restaurant Sales Results

Improvements in comparable restaurant sales are a key measure of financial health for our overall company as well as for our individual restaurants. We have experienced a decline in comparable restaurant sales in each year since fiscal 2001 for our Buca di Beppo restaurants and since fiscal 2002 for our Vinny T’s of Boston restaurants. Although we have seen improvements in comparable restaurant sales for both brands in the fourth quarter of fiscal 2004 as compared to the same period last year, there can be no assurance that we will continue to see improvements in comparable restaurant sales in the future. If we are unable to achieve and maintain positive comparable restaurant sales, we may incur asset impairment charges for restaurants that have operating losses and/or negative cash flows and we may close those restaurants, which could result in significant exit costs, including lease termination costs. See Note 3 to our consolidated financial statements for a discussion of the asset impairment charges that we have taken in fiscal 2002, 2003 and 2004, and for a discussion of the lease termination costs that we incurred in fiscal 2004.

An Unfavorable Finding in the Ongoing SEC Investigation Could Have a Material Adverse Effect on Us

As previously disclosed, we are the subject of an ongoing SEC investigation. We have cooperated with this investigation both before and after issuance of the formal order of investigation in February 2005. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We are cooperating and assisting with the SEC’s investigation in order to bring the inquiry to a conclusion as promptly as possible. We are unable to predict the ultimate focus or outcome of the investigation, or when it will be completed. Any unfavorable finding from the SEC as a result of the investigation could have a material adverse effect on our reputation, business, results of operations, financial position and cash flows. See “Item 3. Legal Proceedings” for a discussion of the SEC’s investigation.

The Costs of Recent Internal Investigations, the SEC Investigation and Changing Corporate Governance Will Result in Significant Additional Expenses

The costs of completing our recent internal investigations, including related expenses such as penalties paid to certain of our investors under the terms of our Securities Purchase Agreement, dated as of February 24, 2004, the costs of the on-going SEC investigation and the costs of compliance with more stringent corporate governance standards is expected to be significant and material to our business. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to cooperate with the SEC investigation and to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased coverage at substantially higher cost than in the past. Because of our recent investigations, we can make no assurance that director and officer liability insurance will be available to us at any cost.

Further Instances of Breakdowns in Our Internal Controls Over Financial Reporting Could Have an Adverse Effect on Us

We maintain a system of internal controls over financial reporting that is reviewed and monitored by our management and our audit committee and tested by an independent internal audit consulting firm. As of the end of fiscal 2004, our management has identified certain material weaknesses in our system of internal controls. These material weaknesses are discussed in detail in “Item 9A. Controls and Procedures.”

While significant changes in executive personnel were made during fiscal 2004 and in the first quarter of fiscal 2005, our company has suffered in the past from an inappropriate tone set by former senior executives and a lack of a demonstrable commitment by former senior executives to set high standards of ethics, integrity, accounting and corporate governance. Our board of directors and current management believe that these inappropriate attitudes and deeds of former senior executives led to an environment where strong systems of internal controls and disclosure controls and procedures were not supported.

We have taken remedial measures to correct such control deficiencies. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

We May be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We may need substantial capital to finance our operations, which require funds for capital expenditures, pre-opening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows. Moreover, if we issue additional equity securities, the holdings of existing shareholders may be diluted.

Although we expect that borrowings under our credit facility, combined with other resources, will be sufficient to fund our capital requirements at least through fiscal 2005, this may not be the case. Our credit facility limits our capital expenditures in future years, including a maximum of $13 million in fiscal 2005, subject to the satisfaction of certain bank covenants. We may be required to seek additional capital earlier than anticipated if:

•	future actual cash flows from operations fail to meet our expectations;

•	costs and capital expenditures for new restaurant development exceed anticipated amounts;

•	landlord contributions, loans and other incentives are lower than expected

•	the costs of our internal investigation, the SEC investigation, the derivative lawsuit and other related litigation exceed anticipated amounts;

•	we are required to reduce prices to respond to competitive pressures; or

•	we are unable to achieve the required bank covenants.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our historical and anticipated capital needs.

Competition May Adversely Affect Our Operations and Financial Results

The restaurant business is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population, and traffic patterns. We compete within each market with locally owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than we do. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. If we are unable to effectively compete within the restaurant industry, our operations and financial results could be adversely affected. See “Item 1. Business—Competition” for a discussion of the competition we face.

Complaints, Litigation, Governmental Investigations and the Related Adverse Publicity May Materially Adversely Affect Us

We are from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. These claims may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of California Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement has not yet been approved by the court. The proposed settlement structure is expected to result in a liability which we currently estimate to be between $1.5 and $2.0 million. The actual amount under the proposed settlement structure will be dependent on how many members of the putative class file timely claims, assuming judicial approval. During the fourth quarter of fiscal 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action. This expense amount is included in general and administrative expense. While we know of no other similar lawsuits threatened against us in any other jurisdiction, we can make no assurance that similar lawsuits will not be filed against us in the future. Any such lawsuits that are filed against us could have a material adverse effect on our business, results of operations, and financial condition.

Our company, as nominal defendant, our five directors, and three of our former officers have been named as defendants in purported derivative actions that were filed in April 2005 in the Hennepin County District Court, State of Minnesota. The actions have been consolidated under the title In re Buca, Inc. Shareholder Derivative Litigation. A consolidated complaint has been filed by two shareholders who allege that the individual defendants breached their fiduciary duties by ignoring, and failing to correct, problems with the company’s financial accounting and internal controls. The plaintiffs seek compensatory damages from the individual defendants for losses allegedly sustained by the company, which include the costs of internal investigations and an SEC investigation. The plaintiffs also seek unspecified equitable relief and an award of attorneys’ fees and costs of litigation.

The defendants have not yet responded to the consolidated complaint. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

See also “—An Unfavorable Finding in the Ongoing SEC Investigation Could Have a Material Adverse Effect on Us” above for a description of an on-going SEC investigation.

Multi-unit restaurant businesses can also be adversely affected by publicity resulting from poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend heavily on the brands Buca di Beppo and Vinny T’s of Boston for all of our revenues, unfavorable publicity relating to one or more Buca di Beppo or Vinny T’s of Boston restaurants could have a material adverse effect on our business, results of operations, and financial condition.

Our Senior Management Team Has a Limited History of Working Together

Our success depends, in large part, upon the services of our senior management team. All of our senior management team, including our Chief Executive Officer and Chief Financial Officer, has been in place for less than 18 months with all but two in place for less than six months. Although experienced in the restaurant industry, these executives do not have previous experience with us and we cannot assure you that they will fully integrate themselves into our business or that they will manage effectively our growth. Our failure to assimilate these new executives, the failure of these new executives to perform effectively, or the loss of any of these new executives, could adversely affect our business, financial condition, and results of operations. We do not carry key person life insurance on any of our executive officers.

Fluctuations in Our Operating Results May Result in Decreases in Our Stock Price

Our operating results will fluctuate significantly because of several factors, including increases or decreases in comparable restaurant sales, the timing of new restaurant openings and related expenses, profitability of new restaurants, timing of unexpected charges, general economic conditions, seasonality of restaurant sales, consumer confidence in the economy, changes in consumer preferences, impairment of restaurant assets, changes in interest rates, competitive factors and weather conditions. As a result, our operating results may fall below the expectations of public market analysts and investors. In that event, the price of our common stock would likely decrease. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our historical operating results.

Inflation Could Materially Adversely Affect Our Operating Results

The majority of our operating expenses have increased due to inflation. We have tried to offset these increases in operating expenses by increasing menu prices or by implementing other cost-reduction procedures that has limited the overall impact from inflation. Because we are in a competitive industry, we may be limited in the amount of menu prices we can increase. If we are unable to offset increases in operating expenses due to inflation, it could be materially adversely affect or business, financial condition, operating results or cash flows.

Increased Food Costs Could Materially Adversely Affect Our Operating Results

Our operating results depend in part on our ability to anticipate and react to changes in food costs. We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food. Our contract with SYSCO expires in 2006. Although we believe that alternative distribution sources are available, any increase in distribution prices, inability to negotiate a new distribution contract or failure to perform by SYSCO could cause our food costs to increase. Further, various factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could materially adversely affect our business, financial condition, operating results or cash flows.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Results

Our restaurants feature Italian cuisine served primarily in small and large family-style portions. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Our business may also be affected by changes in consumer tastes and the impact on consumer eating habits of new information regarding diet, nutrition and health. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows.

Our Restaurant Operations are Influenced by Weather Conditions

Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how we may perform in the future.

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

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. A material increase in the minimum wage and other statutory benefits could adversely affect our operating results.

In addition, the Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to reconfigure our restaurants to provide service to, or make reasonable accommodations for, disabled persons. Such modifications could require us to spend substantial amounts of money.

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

We Could Face Potential Labor Shortages and Increases in Labor Costs

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff, necessary to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition, operating results or cash flows. Competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence, or health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs and reduce our operating margins.

Increased Energy Costs and Power Outages May Adversely Affect Our Operating Results

Our success depends in part on our ability to absorb increases in utility costs. Various regions of the United States in which we operate multiple restaurants, particularly California, have experienced significant and temporary increases in utility prices. We have in the past closed restaurants on a temporary basis due to the inability to receive electrical power. If these increases should recur, it may adversely affect our operating results.

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

The terrorist attacks on the United States had a significant impact on the portion of our business that is celebratory in nature and adversely affected our restaurant sales and profitability. With the threats of additional terrorists attacks and continuing uncertainty created by the war on terrorism, there could be a potential downturn in the economy and a decrease in consumer spending. These factors, as well as the effects of adverse publicity to our business, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

During fiscal 2004, we opened a total of three new restaurants and closed a total of two. This reflects a reduction in our expansion activities relative to our history. While we expect to add only one new restaurant in 2005 and no new restaurants in 2006, we do expect to resume growth by adding new restaurants in fiscal 2007 and beyond. To grow successfully through new store additions, we must open new Buca di Beppo and Vinny T’s of Boston restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. Our ability to expand successfully will depend on a number of factors, some of which are not entirely within our control, including the:

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

In addition, we may enter new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets. Furthermore, a sustained history of significant operating losses at a restaurant could result in a charge for impairment of assets. See Note 1 to our consolidated financial statements for a discussion of the asset impairment criteria and Note 3 to our consolidated financial statements for a discussion of the asset impairment charges that we have taken in fiscal 2002, 2003 and 2004.

Item 2.    Properties

We lease the land and building at 47 of our Buca di Beppo restaurant locations and all 11 of our Vinny T’s of Boston restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 39 restaurant locations and own the land and building at 10 locations. Current restaurant leases have expiration dates ranging from 2006 to 2023, excluding options to renew for additional periods of time.

We currently own and operate 96 Buca di Beppo restaurants and 11 Vinny T’s of Boston restaurants located in 44 markets in 30 states and the District of Columbia.

Market	Number of Buca di Beppo Restaurants	Number of Vinny T’s of Boston Restaurants
Phoenix, Arizona	4
Los Angeles, California	12
Sacramento, California	2
San Diego, California	3
San Francisco, California	4
Denver, Colorado	3
Colorado Springs, Colorado	1
Manchester, Connecticut		1
Daytona Beach, Florida	1
Jacksonville, Florida	1
Miami, Florida	4
Orlando, Florida	2
Naples, Florida	1
Tampa Bay, Florida	2
Atlanta, Georgia	1
Honolulu, Hawaii	1
Chicago, Illinois	5
Indianapolis, Indiana	3
Des Moines, Iowa	1
Kansas City, Missouri	1
Louisville, Kentucky	1
Portland, Maine		1
Boston, Massachusetts		8
Detroit, Michigan	3
Minneapolis/St. Paul, Minnesota	5
Omaha, Nebraska	1
Las Vegas, Nevada	2
Cherry Hill, New Jersey	1
Albuquerque, New Mexico	1
Buffalo, New York	1
Albany, New York	1
Charlotte, North Carolina	1
Cincinnati, Ohio	1
Cleveland, Ohio	3
Columbus, Ohio	2
Philadelphia, Pennsylvania	5	1
Pittsburgh, Pennsylvania	2
Nashville, Tennessee	1
Austin, Texas	1
Dallas, Texas	3
Houston, Texas	2
Salt Lake City, Utah	2
Seattle, Washington	2
Milwaukee, Wisconsin	1
Washington, D.C./Maryland	2

We lease and maintain our executive offices at 1300 Nicollet Mall, Suite 5003, Minneapolis, Minnesota, 55403. Subject to normal expansion, we believe that our facilities are adequate to meet our present and reasonably foreseeable needs.

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

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement has not yet been approved by the court. The proposed settlement structure is expected to result in an estimated liability between $1.5 and $2.0 million. The actual amount under the proposed settlement structure will be dependent on how many members of the putative class file timely claims, assuming judicial approval. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action. This expense amount is included in general and administrative expense in the accompanying financial statements.

In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We are cooperating and assisting with the SEC’s investigation in order to bring the inquiry to a conclusion as promptly as possible.

Our company, as nominal defendant, our five directors, and three of our former officers have been named as defendants in purported derivative actions that were filed in April 2005 in the Hennepin County District Court, State of Minnesota. The actions have been consolidated under the title In re Buca, Inc. Shareholder Derivative Litigation. A consolidated complaint has been filed by two shareholders who allege that the individual defendants breached their fiduciary duties by ignoring, and failing to correct, problems with the company’s financial accounting and internal controls. The plaintiffs seek compensatory damages from the individual defendants for losses allegedly sustained by the company, which include the costs of internal investigations and an SEC investigation. The plaintiffs also seek unspecified equitable relief and an award of attorneys’ fees and costs of litigation.

The defendants have not yet responded to the consolidated complaint. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. In the complaint, we allege that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies in which Gadel and Motschenbacher had undisclosed, material financial interests, (2) causing us to overpay for goods and services provided by vendors in which Gadel and Motschenbacher had undisclosed, material financial interests, (3) soliciting and receiving undisclosed kickbacks from a vendor, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We seek damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. Because the action was only recently commenced, Gadel and Motschenbacher have not yet responded to the complaint.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of the date of this Annual Report on Form 10-K, our common stock trades on the Nasdaq National Market System under the symbol “BUCAE.” We announced on March 31, 2005 that we had received notice from the Nasdaq Stock Market that we were not in compliance with the Nasdaq requirements for continued listing as a result of our failure to file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 in a timely fashion, and that our securities were therefore subject to potential delisting from The Nasdaq National Market. As permitted by Nasdaq rules, we made a timely request for a hearing before the Nasdaq Listing Qualifications Panel where we requested an extension to file both our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2005. On May 5, 2005, we received a letter from the Nasdaq Listing Qualifications Panel stating that the panel had granted our request for continued listing of our securities on The Nasdaq National Market provided that we meet certain conditions, including the filing on or before July 29, 2005 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2005. The fifth character “E” will remain appended to our symbol until we are in full compliance with Nasdaq’s filing and continued listing requirements.

As of July 15, 2005, there were approximately 618 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported by the Nasdaq Stock Market.

Period	High	Low
2003 First Quarter	$8.54	$4.83
2003 Second Quarter	7.00	5.43
2003 Third Quarter	7.38	5.01
2003 Fourth Quarter	6.70	5.19
2004 First Quarter	7.78	5.80
2004 Second Quarter	6.57	4.70
2004 Third Quarter	5.34	4.30
2004 Fourth Quarter	7.44	3.91
2005 First Quarter	7.40	5.92
2005 Second Quarter	6.56	4.07

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

Our Paisano Partner program requires our Paisano Partners to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initial bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with this program during the fourth quarter of fiscal 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
Four-week period ended October 31, 2004	—	—	—	$1,820,075	*
Four-week period ended November 28, 2004	3,246	$6.16	—	$1,800,080	*
Five-week period ended December 26, 2004	2,222	4.50	—	$1,810,078	*

Total	5,468	$5.49	—	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the Paisano Partners Program.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share, per share and operating data)

The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 26, 2004 are derived from our consolidated financial statements. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K. As further discussed in Note 2 of the consolidated financial statements, our consolidated financial statements for fiscal 2000, 2001, 2002 and 2003 and for each of the first three quarters of fiscal 2004 have been restated. The audited consolidated financial statements and their notes for each of the three fiscal years in the period ended December 26, 2004, and our independent registered public accounting firm’s report on those years, are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 26, 2004	December 28, 2003 (restated) (1)	December 29, 2002 (restated) (1)	December 30, 2001 (restated) (1)	December 31, 2000 (restated) (1)
Restaurant sales	$258,408	$249,625	$233,388	$171,286	$127,767
Restaurant costs:
Product	65,879	62,595	58,820	44,234	34,016
Labor	86,440	81,332	72,440	51,896	39,428
Direct and occupancy	77,835	69,666	58,310	42,279	26,164
Depreciation and amortization	14,843	16,003	13,714	10,002	6,490

Total restaurant costs	244,997	229,596	203,284	147,411	106,098
General and administrative expenses	21,264	18,997	17,017	12,790	8,661
Pre-opening costs	1,651	3,022	3,492	4,460	5,878
Loss on impairment of long-lived assets (2)	10,737	17,753	382	2,147	—
Loss on impairment of goodwill (3)	11,591	—	—	—	—
Lease termination charges	1,939	—	—	—	—

Operating (loss) income	(33,771)	(19,743)	9,213	4,478	7,130
Interest income	71	95	188	645	604
Interest expense	(2,210)	(2,362)	(1,357)	(270)	(480)
Loss on early extinguishment of debt	(1,677)	—	(394)	—	—

(Loss) income before income taxes	(37,587)	(22,010)	7,650	4,853	7,254
Provision for income taxes	—	(1,539)	(2,779)	(1,769)	(2,479)

Net (loss) income	$(37,587)	$(23,549)	$4,871	$3,084	$4,775

Net (loss) income per share—basic	$(1.92)	$(1.41)	$0.30	$0.19	$0.36

Weighted average common shares outstanding—basic	19,608,465	16,738,032	16,498,204	15,910,473	13,124,182

Net (loss) income per share—diluted	$(1.92)	$(1.41)	$0.29	$0.19	$0.35

Weighted average common shares outstanding—diluted	19,608,465	16,738,032	16,879,655	16,456,433	13,575,762

	Fiscal Years Ended
	December 26, 2004	December 28, 2003 (restated) (1)	December 29, 2002 (restated) (1)	December 30, 2001 (restated) (1)	December 31, 2000 (restated) (1)
Comparable restaurant sales increase (decrease):
Buca di Beppo (4)	(1.4)%	(6.8)%	(2.5)%	(4.1)%	9.8%
Vinny T’s of Boston (4)(5)	(2.0)%	(7.6)%	(10.3)%	—	—
Total restaurants	(1.5)%	(6.9)%	(3.7)%	(4.1)%	9.8%
Average weekly restaurant sales:
Buca di Beppo	$45,597	$46,972	$50,778	$52,798	$54,005
Vinny T’s of Boston (4)(5)	$57,406	$59,382	$63,881	$62,830	—
Total restaurants	$46,744	$48,134	$52,138	$54,019	$54,005
Restaurants open at end of period:
Buca di Beppo	95	95	82	68	51
Vinny T’s of Boston (5)	11	10	9	—	—
Total restaurants	106	105	91	68	51

	As of
	December 26, 2004	December 28, 2003 (restated) (1)	December 29, 2002 (restated) (1)	December 30, 2001 (restated) (1)	December 31, 2000 (restated) (1)
Consolidated Balance Sheet Data
Cash and cash equivalents	$4,314	$3,014	$3,408	$12,444	$9,249
Total assets	$183,245	$208,122	$217,930	$169,970	$127,176
Total debt and capital leases, including current portion	$22,933	$39,136	$29,890	$468	$1,806
Shareholders’ equity	$103,077	$122,833	$145,259	$137,129	$99,619

(1)	Results have been restated. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and Note 2 of the consolidated financial statements for more information on the restatement.
(2)	Losses on impairment of long-lived assets primarily include asset impairment charges taken for both open and unopened restaurants. The asset impairment of fixed and other long-term assets for certain open restaurants was taken because the sum of expected undiscounted cash flows of such restaurants did not support the net book value of the related restaurant assets. The write-off of capitalized development costs for certain unopened restaurants was taken because of a reduction in our development plans.
(3)	Loss on impairment of goodwill in fiscal 2004 related to the goodwill resulting from the acquisition of nine Vinny T’s of Boston restaurants in January 2002. Management determined that the goodwill amount recorded in connection with the purchase was unrecoverable based on its estimate of the fair value of these restaurants.
(4)	The calculation of comparable restaurant sales includes restaurants open for a full 18 months.
(5)	We acquired Vinny T’s of Boston on January 14, 2002. Comparable restaurant sales and average weekly sales are calculated from that date forward.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investigations

An investigation by our audit committee undertaken with the assistance of independent counsel in the second quarter of fiscal 2004 revealed that our former Chairman and Chief Executive Officer, Joe Micatrotto, had used company funds for purposes that were either personal in nature, not properly authorized, or insufficiently documented as proper business expenditures. After the investigation was concluded, we sought and received Mr. Micatrotto’s resignation and entered into a Separation Agreement and an Agreement for Waiver and Release of KEYSOP Benefits with Mr. Micatrotto, pursuant to which Mr. Micatrotto agreed, among other things, to make certain cash payments to us and to waive all rights to receive any payments under our Key Employee Share Option Plan, including both vested and unvested benefits. These agreements resulted in a total recoupment to us of approximately $900,000. The audit committee investigation also indicated that certain other former executive officers incurred travel, entertainment, and other expenses of a lesser amount that were questionable, not properly authorized, or insufficiently documented as business expenses. We have taken steps to ensure compliance with our expense report documentation guidelines and added new requirements, where appropriate.

In February 2005, we announced that the SEC had informed us that it had issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We believe that the investigation may have been initiated by Mr. Micatrotto’s resignation and we understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.”

In March 2005, we announced that we had terminated the employment of our Vice President, Controller, and Interim Chief Financial Officer, Daniel J. Skrypek, and our Senior Vice President and Chief Information Officer, John J. Motschenbacher. Acting through our audit committee with the assistance of independent counsel, we then commenced an internal investigation of matters relating to the termination of these two executive officers. As part of its investigation, independent counsel to the audit committee, with the assistance of forensic accountants, examined, among other things, manual journal entries in our accounting records, capitalization of fixed assets in connection with new restaurants being developed in prior years, and potential related party transactions with certain vendors.

The results of the internal investigation led to the need to make further corrections to our financial statements, including corrections related to the classification of certain consulting fees, certain contributions by vendors to our annual Paisano Partner Conference and certain management expenses, as detailed in the section entitled “Restatement of Prior Financial Information” below. The officers and employees about whom the investigation had concerns are no longer with the company. See “Item 3. Legal Proceedings” for a summary of legal proceedings we have commenced against certain of our former executive officers. We are also cooperating with the SEC and other governmental authorities regarding the matters relating to our internal investigations and our legal proceedings against these former executive officers.

Restatement of Prior Financial Information

The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Any reference to a “Note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated. All applicable disclosures in the following discussion have been modified to reflect the restatement, as described below (the “Restatement”).

We do not intend to amend our previously filed Annual Reports on Form 10-K for prior fiscal years or previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement. We will, however, update comparable period information for the Restatement as we file Quarterly Reports on Form 10-Q for the periods ending in fiscal 2005.

In February 2005, we announced that we were conducting a review of our accounting policies related to leases, leasehold improvements, rent commencement, deferred rent and other items and that we would be restating our historical financial statements for the fiscal years ended 2000 through 2003 and for the first three quarters of fiscal 2004. Since that time, we have completed a comprehensive review of the application of our accounting policies in connection with our implementation of procedures in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the SEC rules promulgated thereunder and our recently completed internal investigation described above. As a result, we determined that it was necessary to restate additional financial statement items for the fiscal years ended 2000 through 2003 and the first three quarters of fiscal 2004. The consolidated financial statements, independent registered public accounting firm’s reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

In the Restatement, we have:

•	corrected the accounting for real estate leases for our restaurants,

•	corrected errors in the accounting for certain equity transactions,

•	corrected errors in the capitalization of certain property, equipment and leasehold improvement transactions,

•	removed the value of employee meals from our sales,

•	corrected our insurance reserves, and

•	corrected other accounting errors related to the accrual of certain costs and expenses and certain entries related to goodwill.

The Restatement (reduced) increased income (loss) before income taxes for the fiscal years 2000 through 2003 and the first nine months of 2004 by $19.8 million, consisting of $5.1 million related to the accounting of real estate leases, $11.9 million related to errors in the capitalization of certain property, equipment and leasehold improvement transactions, $1.8 million related to increasing our insurance reserves, $0.5 million related to the correction of the accounting for certain equity transactions and $0.5 million related to correction of other errors in the accounting for certain transactions, none of which are individually significant. After tax, the Restatement reduced net income (loss) by a cumulative $20.1 million for the fiscal years 2000 through 2003 and the first nine months of 2004. The impact of the Restatement for these periods is shown in the table below. Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” in the consolidated financial statements. In addition, the quarterly impact of the Restatement for fiscal 2003 and 2004 is presented in Note 14, “Selected Quarterly Data” in the consolidated financial statements.

Earnings Adjustments Related to the Restatement

(dollars in thousands)

	First Nine Months of 2004	Fiscal Year Ended,
		December, 29, 2003	December 28, 2002	December 27, 2001	December 26, 2000
Employee meals removed from revenue	$(5,040)	$(7,418)	$(6,871)	$(4,349)	$(2,023)

Lease accounting	339	850	1,083	1,178	1,633
Equity transactions	—	390	84	42	15
Property, equipment and leasehold improvement transactions	(800)	3,828	2,796	3,934	2,106
Employee meals removed from expense	(5,040)	(7,418)	(6,871)	(4,349)	(2,023)
Insurance reserves	—	500	700	500	100
Other	(24)	101	232	148	98

Costs and expenses (decrease) increase	(5,525)	(1,749)	(1,976)	1,453	1,929

Total pretax earnings (decrease) increase	485	(5,669)	(4,895)	(5,802)	(3,952)
Tax effect of restatement	—	(5,580)	1,770	2,068	1,443

Total net earnings (decrease) increase	$485	$(11,249)	$(3,125)	$(3,734)	$(2,509)

A reduction of $2.3 million was made to the beginning balance of our retained earnings as of December 28, 1999 for cumulative adjustments in periods prior to fiscal 2000. The $2.3 million cumulative adjustments represented $3.9 million of cumulative adjustments on a pre-tax basis and consisted of $2.8 million for lease accounting, $0.9 million for property, equipment and leasehold transactions and $0.2 million related to accruals of certain costs and expenses.

The primary impact of the Restatement on our consolidated balance sheet as of December 28, 2003 was on prepaid expenses, property, equipment and leasehold improvements, other assets, accrued expenses and additional paid-in capital. The impact of the Restatement on our consolidated balance sheet as of December 28, 2003 is shown in the tables accompanying Note 2, “Restatement of Financial Statements”.

The Restatement had no impact on historical cash balances or total net cash flows for the years ended December 28, 2003 and December 29, 2002.

The discussion that follows gives effect to the Restatement discussed above.

Overview

At December 26, 2004, we owned and operated 95 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, restaurants that offer high quality, Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and North End of Boston in the 1940’s.

During fiscal 2004, we opened two new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant. In January 2005, we opened one new Buca di Beppo restaurant in Carlsbad (San Diego), California. During fiscal 2004, we also closed two restaurants. From fiscal 2000 to 2003, we had pursued a rapid expansion strategy, opening 17 restaurants in each of fiscal 2000 and 2001 and 14 in each of fiscal 2002 and 2003. In addition to these new store openings, in January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. Recent restaurant development activity is much slower than our history. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve comparable restaurant sales.

The two restaurants we closed during fiscal 2004 were both Buca di Beppo restaurants. One was located in Lenexa, Kansas and was closed during the second quarter of fiscal 2004 and the second was in Jenkintown (near Philadelphia) Pennsylvania and was closed in the fourth quarter of 2004. Costs related to the closing of these restaurants totaled approximately $1.1 million which were primarily related to the cost of terminating the leases. We will continue to review all of our restaurant locations for potential impairment and potential closure; however, we currently have made no decision to close any additional restaurants.

We implemented our Buca Small initiative in all of our Buca di Beppo restaurants during the first quarter of 2004. Buca Small allows diners to choose smaller portion sizes for a majority of the items available on our Buca di Beppo menu. This initiative was designed to attract smaller parties and allow our guests to sample a wider variety of menu items. Promotion of the Buca Small menu began in the second quarter of fiscal 2004 primarily through the use of print media and direct mail advertisements.

The Buca Small menu initiative is a continuing step in our efforts to evolve our menu in order to broaden our base of users and increase their frequency of visits by attracting smaller groups of guests into our Buca di Beppo restaurants. We believe that the Buca Small menu, improved marketing efforts and focused management efforts will strengthen our ability to achieve our ultimate long-term goal of increasing our comparable restaurant sales through increased guest counts.

In addition to our Buca Small menu initiative, we slightly modified our menu and implemented a price increase of approximately 1.5% at both our Buca di Beppo and Vinny T’s of Boston restaurants in the third quarter of fiscal 2004. The primary reason for these price increases were to offset rising operational costs, particularly in product and occupancy expenses.

Results of Operations

Our consolidated operating results for the 52-week periods ended December 26, 2004, December 28, 2003 and December 29, 2002 expressed as a percentage of restaurant net sales were approximately as follows:

	Fiscal Year Ended
	December 30, 2004	December 29, 2003	December 28, 2002
Restaurant sales (in thousands)	$258,408	$249,625	$233,388
Restaurant costs:
Product	25.5%	25.1%	25.2%
Labor	33.5%	32.6%	31.0%
Direct and occupancy	30.1%	27.9%	25.0%
Depreciation and amortization	5.7%	6.4%	5.9%

Total restaurant costs	94.8%	92.0%	87.1%
General and administrative expenses	8.2%	7.6%	7.3%
Pre-opening costs	0.6%	1.2%	1.5%
Loss on impairment of long-lived assets	4.0%	7.1%	0.2%
Loss on impairment of goodwill	4.5%	0.0%	0.0%
Lease termination charges	0.8%	0.0%	0.0%

Operating (loss) income	(12.9)%	(7.9)%	3.9%
Interest income	0.0%	0.0%	0.0%
Interest expense	0.9%	0.9%	0.6%
Loss on early extinguishment of debt	0.6%	0.0%	0.2%

(Loss) income before income taxes	(14.4)%	(8.8)%	3.3%
Provision for income taxes	0.0%	(0.6)%	(1.2)%

Net (loss) income	(14.4)%	(9.4)%	2.1%

52 Week Fiscal Year Ended December 26, 2004 Compared to 52 Week Fiscal Year Ended December 28, 2003

Restaurant sales.    Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $8.8 million, or 3.5%, to $258.4 million in fiscal 2004 from $249.6 million in fiscal 2003. The increase in restaurant sales was primarily the result of realizing a full year of sales on the 13 new Buca di Beppo restaurants and one Vinny T’s of Boston restaurant that opened during fiscal 2003. The increase in sales was also affected by the opening of two new Buca di Beppo restaurants and one new Vinny T’s of Boston restaurant, offset by the closing of two Buca di Beppo restaurants during fiscal 2004. Our calculation of comparable restaurant sales includes restaurants open for 18 full months. Comparable restaurant sales decreased by approximately 1.4% for Buca di Beppo and 2.0% for Vinny T’s of Boston in fiscal 2004. Our Buca di Beppo average weekly sales decreased to $45,597 in fiscal 2004, or by approximately 2.9% from fiscal 2003. Our Vinny T’s of Boston average weekly sales decreased to $57,406 in fiscal 2004, or by approximately 3.3% from fiscal 2003. Both of these decreases in comparable restaurant sales and average weekly sales were due to a decrease in guest counts.

Product.    Product costs increased by approximately $3.3 million, or 5.2%, to $65.9 million in fiscal 2004 from $62.6 million in fiscal 2003. Product costs increased as a percentage of restaurant sales to approximately 25.5% in fiscal 2004 as compared to 25.1% in fiscal 2003. This increase as a percentage of sales was primarily the result of relative increases in spending on meat, dairy and seafood during fiscal 2004. We expect product costs to increase as a percentage of sales in fiscal 2005 from fiscal 2004.

Labor.    Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $5.1 million, or 6.3%, to $86.4 million in fiscal 2004 from $81.3 million in fiscal 2003, and increased as a percentage of sales to approximately 33.5% in fiscal 2004 as compared to 32.6% in fiscal 2003. The primary reasons for the increase in labor costs as a percentage of sales in fiscal 2004 were the increase in minimum wage in the states of California, Washington and Hawaii, as well as a change in employee work breaks within the state of California. Our hourly labor increased 0.3%, management payroll increased 0.3%, and payroll taxes and benefits increased 0.2%, as a percentage of sales in fiscal 2004 as compared to fiscal 2003. We expect labor costs to continue to increase as a percentage of sales in fiscal 2005 as compared to fiscal 2004, primarily due to additional states implementing minimum wage increases.

Direct and occupancy.    Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy expenses increased by approximately $8.1 million, or 11.4%, to $77.8 million in fiscal 2004 from $69.7 million in fiscal 2003. Direct and occupancy expenses increased as a percentage of sales to approximately 30.1% in fiscal 2004 as compared to 27.9% in fiscal 2003. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to the decrease in comparable restaurant sales and increased insurance, property tax and utility costs. We anticipate direct and occupancy costs to increase slightly as a percentage of sales in fiscal 2005 as compared with fiscal 2004.

Depreciation and amortization.    Total depreciation and amortization include depreciation on capital expenditures for restaurants and corporate support. Total depreciation and amortization decreased by approximately $1.1 million, or 7.1%, to $14.8 million in fiscal 2004 from $16.0 million in fiscal 2003. Depreciation and amortization decreased as a percentage of sales to approximately 5.7% in fiscal 2004 as compared to 6.4% in fiscal 2003. This decrease was primarily related to a $9.8 million write-down of the restaurant assets of nine Buca di Beppo restaurants currently in operation. The approximate $9.8 million loss on impairment of long-lived assets taken in fiscal 2004 for our restaurants currently in operation will decrease the amount of depreciation and amortization expense for those restaurants in future years. We expect depreciation and amortization to decrease as a percentage of sales in fiscal 2005 from fiscal 2004.

General and administrative.    General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses increased by approximately $2.3 million, or 11.0%, to $21.3 million in fiscal 2004 from $19.0 million in fiscal 2003. General and administrative expenses increased as a percentage of sales to approximately 8.2% in fiscal 2004 as compared to 7.7% in fiscal 2003. The increase in general and administrative costs as a percentage of sales were primarily a result of the $1.8 million reserve established with respect to the purported California class action lawsuit, increased legal, accounting and consulting fees primarily related to the internal investigation undertaken in fiscal 2004 and Sarbanes-Oxley compliance. We expect general and administrative expenses to increase as a percentage of sales from fiscal 2004 to fiscal 2005 primarily because of continued legal, accounting and consulting fees related to the internal investigation undertaken in fiscal 2005.

Pre-opening costs.    Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Pre-opening costs decreased approximately $1.4 million, or 46.7%, to $1.7 million in fiscal 2004 from $3.0 million in fiscal 2003. Pre-opening costs decreased as a percentage of sales to approximately 0.6% in fiscal 2004 as compared to 1.2% in fiscal 2003. The decrease in pre-opening costs as a percentage of sales was primarily due to a decrease in the number of new restaurants opened in fiscal 2004. We expect that total pre-opening costs will decrease in fiscal 2005 as we expect to open only one new restaurant compared to three new restaurants in fiscal 2004.

Loss on impairment of long-lived assets.    Loss on impairment of long-lived assets primarily relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. Loss on impairment of long-lived assets was $10.7 million in fiscal 2004 as compared to $17.8 million in fiscal 2003. The loss on impairment of long-lived assets in fiscal 2004 primarily related to a $9.8 million write-down of nine Buca di Beppo restaurants currently in operation and a $0.5 million impairment taken on capitalized development costs for restaurants which we do not expect to open. The majority of the remaining fiscal 2004 impairment amount related to $0.1 million in new capital expenditures on restaurants previously declared as impaired and $0.3 million for other impaired assets. The impairment of long-lived assets at restaurants in operation was required because management determined that the value of future undiscounted cash flows did not support the carrying value of assets. The impairment of assets for unopened restaurants was due to a reduction in our development plans. See Note 3 to the consolidated financial statements for further information regarding our losses on impairment of long-lived assets.

Lease termination charges.    Lease termination charges of approximately $1.9 million were incurred in fiscal 2004 as compared to none in fiscal 2003. The fiscal 2004 expense related to costs incurred in closing two of our restaurants during the year plus the expenses incurred in terminating leases for three other restaurant sites not yet opened. The restaurants closed were located in Jenkintown, Pennsylvania, and Lenexa, Kansas. Charges related to closing these two restaurants totaled $1.1 million. The remaining $0.8 million lease termination expense was attributable to the costs incurred in the cancellation of leases for three unopened locations in Charlotte, North Carolina, Lexington, Massachusetts, and Springfield, Missouri. The fair value of these charges has been estimated in accordance with the accounting standards as documented in Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” To do this, we estimated the present value of the future minimum lease obligations, net of sublease income.

Loss on impairment of goodwill.    During fiscal 2004, we incurred a charge of approximately $11.6 million as a result of our determination that our goodwill asset was not recoverable. The goodwill related to our purchase of nine Vinny T’s of Boston restaurants in January 2002. Our impairment test for this asset was based upon the historical cash flow and an independent valuation, which formed the basis of our estimates of the fair value of these restaurants. The goodwill related to Vinny T’s was deemed to be impaired based on the fact that our estimate of the fair value of these restaurants was less than the carrying amount of their net assets, including goodwill. The result was that goodwill was determined to be not recoverable, and we wrote off the entire amount.

Interest income.    Interest income consists of the interest payments on loans we receive from our Paisano Partners in accordance with our Paisano Partner program and the interest income we receive on invested assets. Interest income decreased by approximately $24,000, or 25.3%, to $71,000 in fiscal 2004 from $95,000 in fiscal 2003.

Interest expense.    Interest expense includes the cost of interest on debt. Interest expense decreased by approximately $200,000, or 8.3%, to $2.2 million in fiscal 2004 from $2.4 million in fiscal 2003. We expect interest expense to increase in fiscal 2005 from fiscal 2004 due to an increase in the rate of interest on our new amended credit facility.

Early extinguishment of debt.    The early extinguishment of debt is related to the write-off of deferred loan and lease acquisition costs relating to discharged or refinanced debt. Expenses related to the early extinguishment of debt totaled approximately $1.7 million in fiscal 2004. The $1.7 million charge from early extinguishment of debt in 2004 related to (a) a charge of $524,000 in the first quarter of fiscal 2004 in connection with a write-down of deferred loan acquisition costs on our credit facility due to the early pay down of $8.5 million on our term loan and other financing related expenses, and (b) a second charge of $1.3 million in the fourth quarter of fiscal 2004 in connection with the complete payoff of the same credit facility after we entered into a new credit agreement. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

Provision for income taxes.    We recorded no provision for income taxes in fiscal 2004. We incurred a provision for income taxes of approximately $1.5 million in fiscal 2003. In 2003, we concluded that a valuation allowance was necessary to reduce our net deferred tax asset to zero as it was deemed more likely than not that it would not be realized in the future. In fiscal 2004, we continued to record a tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

52 Week Fiscal Year Ended December 28, 2003 Compared to 52 Week Fiscal Year Ended December 29, 2002

Restaurant sales.    Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $16.2 million, or 7.0%, to $249.6 million in fiscal 2003 from $233.4 million in fiscal 2002. The increase in restaurant sales was a result of 13 new Buca di Beppo restaurants and one Vinny T’s of Boston restaurant opened in fiscal 2003 and a full year of sales on 14 new Buca di Beppo restaurants opened in fiscal 2002. Our calculation of comparable restaurant sales includes restaurants open for 18 full fiscal months. Our comparable restaurant sales decreased by approximately 6.8% for Buca di Beppo and approximately 7.6% for Vinny T’s of Boston in fiscal 2003. Our Buca di Beppo average weekly sales declined to approximately $46,972 in fiscal 2003, or 7.5% from fiscal 2002. Our Vinny T’s of Boston average weekly sales declined to approximately $59,382 in fiscal 2003, or 7.0% from fiscal 2002. Both of these reductions in comparable restaurant sales and average weekly sales were due to a reduction in guest counts. We increased prices approximately 1.5% at Buca di Beppo on the first day of fiscal 2003 and approximately 2.5% at Vinny T’s of Boston in March 2003.

Product.    Product costs increased by approximately $3.8 million, or 6.4%, to $62.6 million in fiscal 2003 from $58.8 million in fiscal 2002. Product costs decreased as a percentage of restaurant sales to approximately 25.1% in fiscal 2003 as compared to 25.2% in fiscal 2002. This reduction as a percentage of restaurant sales was primarily the result of stronger purchasing contracts for a number of key products, change in accounting for contributions from our product vendors for our Paisano management conference, and a 1.5% price increase implemented at Buca di Beppo and a 2.5% price increase implemented at our Vinny T’s of Boston restaurants in fiscal 2003.

Labor.    Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $8.9 million, or 12.3%, to $81.3 million in fiscal

2003 from $72.4 million in fiscal 2002, and increased as a percentage of restaurant sales to approximately 32.6% in fiscal 2003 as compared to 31.0% in fiscal 2002. The primary reason for the increase in labor costs as a percentage of restaurant sales in fiscal 2003 was the decline in average weekly sales at both Buca di Beppo and Vinny T’s of Boston. Our hourly labor increased 0.8%, management payroll increased 0.2%, and payroll taxes and benefits increased 0.4%, as a percentage of sales in fiscal 2003 as compared to fiscal 2002.

Direct and occupancy.    Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy expenses increased by approximately $11.3 million, or 19.4%, to $69.6 million in fiscal 2003 from $58.3 million in fiscal 2002. Direct and occupancy expenses increased as a percentage of restaurant sales to approximately 28.0% in fiscal 2003 as compared to 25.0% in fiscal 2002. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of restaurant sales were directly related to the decline in average weekly sales and rising insurance, property tax and utility costs.

Depreciation and amortization.    Total depreciation and amortization expenses include depreciation on capital expenditures for restaurants and corporate support. Total depreciation and amortization expenses increased by approximately $2.3 million, or 16.7%, to $16.0 million in fiscal 2003 from $13.7 million in fiscal 2002. Depreciation and amortization increased as a percentage of restaurant sales to approximately 6.4% in fiscal 2003 as compared to 5.9% in fiscal 2002. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants.

General and administrative.    General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses increased by approximately $2.0 million, or 14.6%, to $19.0 million in fiscal 2003 from $17.0 million in fiscal 2002. General and administrative expenses increased as a percentage of restaurant sales to approximately 7.6% in fiscal 2003 as compared to 7.3% in fiscal 2002. The increase in general and administrative costs as a percentage of restaurant sales was due to the decline in average weekly sales and a $1.1 million increase related to a change in accounting for vendor contributions related to our annual Paisano Partners conference. In years previous to fiscal 2003, we had recorded vendor contributions to our Paisano management conference as a reduction in general and administrative costs. In fiscal 2003, we began to record these contributions as a reduction in the related product or direct and occupancy cost. The change was made in accordance with Emerging Issues Task Force (EITF) No. 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. See Note 1 to the consolidated financial statements for a discussion of the method of accounting for vendor contributions.

Pre-opening costs.    Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Pre-opening costs decreased by approximately $0.5 million, or 13.5%, to $3.0 million in fiscal 2003 from $3.5 million in fiscal 2002. Pre-opening costs decreased as a percentage of restaurant sales to approximately 1.2% in fiscal 2003 as compared to 1.5% in fiscal 2002. The decrease in pre-opening costs as a percentage of restaurant sales was due to management’s efforts to reduce these costs and to increase sales on a larger base of restaurants.

Loss on impairment of long-lived assets.    Loss on impairment of long-lived assets was $17.8 million in fiscal 2003. The loss on impairment of long-lived assets in fiscal 2003 primarily related to a $16.3 million write-down of nine Buca di Beppo restaurants currently in operation as well as a $1.5 million impairment taken on capitalized development costs for restaurants which we do not expect to open. The impairment of long-lived assets at restaurants in operation was required because management determined that the value of future undiscounted cash flows did not support the carrying value of assets. The impairment of assets for unopened restaurants was due to a reduction in our development plans. See Note 3 to the consolidated financial statements for further information regarding our losses on impairment of long-lived assets. The loss on impairment of long-lived assets in fiscal 2002 related to capitalized development costs for restaurants that we do not expect to open.

Interest income.    Interest income consists of interest payments on loans we received from our Paisano Partners in accordance with our Paisano Partner program, and revenue on invested assets. Interest income decreased by approximately $93,000 to $95,000 in fiscal 2003 from $188,000 in fiscal 2002.

Interest expense.    Interest expense includes the cost of interest on debt. Interest expense increased by approximately $1.0 million to $2.4 million in fiscal 2003 from $1.4 million in fiscal 2002. The increase in interest expense related to increased borrowings and a higher interest rate on our term loan and line of credit facilities.

Early extinguishment of debt.    There was no early extinguishment of debt charge in fiscal 2003. Early extinguishment of debt charges of $394,000 taken in fiscal 2002 related to deferred loan acquisition costs on our credit facility that was replaced in October 2002.

Provision for income taxes.    We recorded an approximate $1.5 million income tax provision in fiscal 2003. We incurred a provision for income taxes of approximately $2.8 million in fiscal 2002. Because of the decline in our profitability in fiscal 2003, we recorded a tax valuation allowance against our long-term deferred tax assets in fiscal 2003. The provision for income taxes in fiscal 2002 and fiscal 2003 both represented our best estimate of our ultimate income tax effects related to each fiscal year.

Liquidity and Capital Resources

As of December 26, 2004, we held cash and cash equivalents of approximately $4.3 million as compared to approximately $3.0 million as of December 28, 2003.

Net cash provided by operating activities was approximately $11.7 million in fiscal 2004, $13.6 million in fiscal 2003, and $27.6 million in fiscal 2002. Our net cash provided by operating activities is primarily generated by our restaurant operating activities. In fiscal 2004, cash provided by operating activities was lower due to lower operating results at our restaurants as well as increased costs at our Paisano Support Center.

Net cash used in investing activities was $9.8 million in fiscal 2004, $23.7 million in fiscal 2003 and $65.8 million in fiscal 2002. The cash was used primarily for building new restaurants in all three years and acquiring Vinny T’s in fiscal 2002.

We use cash for property and equipment primarily to fund the development and construction of new restaurants. Capital expenditures were $11.7 million in fiscal 2004, $27.7 million in fiscal 2003, and $44.3 million in fiscal 2002. During fiscal 2004, we opened two new Buca di Beppo restaurants, one Vinny T’s restaurant and closed two Buca di Beppo restaurants. In fiscal 2003, we opened 13 Buca di Beppo restaurants and one Vinny T’s of Boston restaurant as compared to 14 new Buca di Beppo restaurants in fiscal 2002. In January 2002, we purchased nine Vinny T’s of Boston restaurants for approximately $21 million. In fiscal 2004, our new Buca di Beppo or Vinny T’s of Boston leased restaurants required, on average, a total cash investment of approximately $2.1 million, excluding pre-opening costs of approximately $230,000. Since fiscal 1999, we have been building restaurants based upon our prototype designs. We have estimated that these designs require between $2.0 million and $2.5 million in total cash investment per restaurant. This investment represents an incremental $500,000 increase over the historical cash investment for remodeled restaurants. We are currently evaluating new prototypes.

As of December 26, 2004, we had invested a total of $581,000 in the development of a training facility in Sermenino, Italy. In the fourth quarter of fiscal 2004, we wrote down the book value of the property to the estimated fair value and eventual sale price of the property of $380,247. We sold the property in February 2005.

In January 2004, our board of directors and management reached a decision to cancel the development of a number of restaurant sites. At three of these sites, we had already executed operating lease agreements and had been making monthly lease payments of approximately $40,000. These leases were established during fiscal

2002 and 2003 and have initial non-cancelable terms of 10 to 20 years. During fiscal 2004, we had charges totaling $1.9 million to exit such leases. The fair value of these charges has been estimated in accordance with the accounting standards as documented in Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This required that we negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties.

In fiscal 2003, we received $3.6 million from the sale of property and equipment. The majority of these funds were related to the $3.3 million sale and leaseback of our St. Paul restaurant in June 2003. The net book value at the time of the sale was $1.2 million, thus creating a $2.1 million deferred gain on the sale and leaseback of the restaurant. This deferred gain will be recognized over the remainder of the 20-year initial operating lease term. We have and may continue to explore financing opportunities of our purchases of land or buildings through sale-leaseback transactions, however, the current credit facility restricts our ability to complete certain types of sale-leaseback transactions without the consent of our lenders. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Net cash used by financing activities was $0.6 million in fiscal 2004, and net cash provided by financing activities was $9.7 million in fiscal 2003 and $29.2 million in fiscal 2002. Financing activities in fiscal 2004 consisted of borrowings on our line of credit, payments of our term loan and a private placement of equity. On February 26, 2004, we completed the sale of 3.3 million shares in a private placement of our stock at a price of $5.50 per share for total gross proceeds of $18.2 million. After deducting equity transaction costs of approximately $1 million, we received net proceeds from the equity sale of approximately $17.4 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes. We filed a registration statement with the SEC on Form S-3 on March 19, 2004 to facilitate resale of these shares. The SEC declared the registration statement effective on May 14, 2004. Financing activities in fiscal 2003 consisted primarily of borrowings on our line of credit and payments of our term loan. The net proceeds from our debt borrowings were primarily used to fund the development of 13 new Buca di Beppo and one new Vinny T’s of Boston restaurant. Financing activities in fiscal 2002 consisted of borrowings and payments on credit facilities completed in January and October of that year. The proceeds from those two credit facilities were primarily used to purchase Vinny T’s of Boston in January 2002 and fund the development of 14 new Buca di Beppo restaurants

In October 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we were not in default under the terms of the loan agreement at the time. The credit facility was amended in November 2003 and February 2004. As of June 27, 2004, we were in breach of certain financial covenants of the credit facility. In September 2004, we executed a Forbearance Agreement and Amendment No. 3 to our credit facility (the “Forbearance Agreement”). Under the Forbearance Agreement, the bank group agreed, subject to certain conditions, to forbear until November 15, 2004 from exercising their right and remedies arising as a result of our breach of the financial covenants. We incurred fees of $50,000 related to the Forbearance Agreement in the third quarter of 2004.

In November 2004, we terminated Amendment No. 3 of the credit facility and entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit subfacility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008. At closing, we paid our new lenders closing fees totaling $500,000. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we are required to pay principal of $312,500 on January 1, 2005 and the first day of April, July, October and January of each year thereafter, through and including October 1, 2008.

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement that is not otherwise waived or cured. As of December 26, 2004, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the waiver, we paid our new lenders waiver fees totaling $400,000 and the interest rate on the term loan B portion of the credit facility was increased.

The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 0.25 percentage points and the amended interest rate on the term loan B facility is Wells Fargo’s reference rate plus 6.75 percentage points. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales or properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of July 21, 2005, we had outstanding borrowings of approximately $5.4 million under our revolving credit facility, $4.1 million under the term loan A facility and $15 million under the term loan B facility and our availability under the revolving credit facility was approximately $1.9 million. We used such borrowings, together with available cash, to repay the outstanding indebtedness owed under our prior credit facility and to pay certain expenses of the transaction.

The events leading to our internal investigation and our subsequent failure to timely file our periodic reports with the SEC necessitated that we suspend trading under our Registration Statement on Form S-3. This suspension and subsequent ineligibility to use Form S-3 has subjected us to monthly penalties that must be paid to certain of our investors under the terms of our Securities Purchase Agreement, dated as of February 24, 2004. The payments amount to $127,000 per month and will continue until such time as a resale registration statement relating to the securities has been declared effective by the SEC.

Our capital requirements, including development costs related to the opening of additional restaurants, have been significant. Our current credit agreement limits the amount of capital that we are able to invest on an annual basis to $13 million and requires us to maintain minimum fixed charge coverage ratios. We have decreased our development of new restaurants until we can implement appropriate strategies to consistently improve our comparable restaurant sales. In the future, we may need substantial capital to finance capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least fiscal 2006. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	$20,865	$1,313	$2,648	$16,434	$472
Capital Lease Obligations	82	55	27	—	—
Operating Lease Obligations	345,031	17,974	36,882	37,458	252,717

Total	$365,978	$19,342	$39,557	$53,892	$253,189

Purchase Obligations

We have entered into an agreement with Heinz North America for the purchase of tomato products. In exchange for a fixed price commitment, we are obligated to utilize Heinz North America for a minimum of 85% of our annual tomato products business. This contract expires on July 31, 2008.

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

We have entered into a contract with Edward Don for the purchase of certain restaurant equipment and supplies. In exchange for a fixed markup commitment, Edward Don will retain certain product inventory levels for distribution. We have no minimum purchase requirements. This agreement expires on September 30, 2007.

We have entered into an agreement with Solana Beach Baking Company for the purchase of bread products in exchange for a fixed price commitment. We have no minimum purchase requirements. This contract expires on December 1, 2006.

We have entered a contract with Cert-Fresh Foods, Inc. for the purchase of shrimp. In exchange for a fixed price commitment, we are obligated to purchase a minimum quantity of shrimp. This contract expires on December 31, 2005.

We have entered into an agreement with Qwest Communication to provide certain telephone and communication services. The agreement expires on October 15, 2007. We are required to spend a minimum of $50,000 per month for services provided by Qwest.

We have entered into an agreement with a credit card service provider to provide discounted settlement services for credit/debit card transactions. The agreement expires on February 23, 2007.

See “Item 11. Executive Compensation—Employment Agreements—Current Named Executive Officers” for descriptions of our employment agreements with our current named executive officers.

Since January 2002, we have maintained a Key Employee Stock Ownership Plan (KEYSOP) which allowed certain employees the option to purchase mutual fund investments on a tax advantaged basis. In October 2004, the Board of Directors took certain actions to terminate the KEYSOP plan. We had $1,014,000 at December 26, 2004 and $1,854,000 at December 28, 2003 in invested assets to hedge current and future obligations under the KEYSOP. We have recorded a related liability of $387,000 at December 26, 2004 and $837,000 at December 28, 2003 for unvested obligations due to KEYSOP participants. In addition, receivables have been recorded in other assets for the unvested amounts due from KEYSOP participants totaling $387,000 at December 26, 2004 and $837,000 at December 28, 2003.

Other than described above, we have on-going purchases of products and services that are primarily short term in nature.

For further discussion regarding our contractual obligations described above, see Notes 5, 6, 9 and 10 to our Consolidated Financial Statements.

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

Land, Buildings, Leasehold Improvements and Equipment

Land, buildings, leasehold improvements, tenant improvements and equipment are recorded at original cost less accumulated depreciation and amortization. These assets are depreciated on a straight-line basis over the lesser of their estimated useful lives or associated lease term, ranging from three to 25 years. Land is not depreciated because we believe that it retains its historical value. Our estimate of the useful life of equipment (three to 10 years) and buildings (25 years) is based upon the historical life of similar assets in our industry. Leasehold improvements are generally depreciated over the term of the lease, including option periods, because we believe a majority of these assets will exist as long as we are tenants of the various properties. Our judgments and estimates regarding the estimated useful lives and fair market value of these assets may produce materially different amounts of depreciation and amortization expense if different assumptions were used. As discussed below, these judgments may also impact the need and amount to recognize as an impairment charge on the carrying amount of these assets.

Accounting for Leases

In accordance with SFAS No. 13 “Accounting for Leases”, we recognize lease expense for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is expected and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectibility is considered certain, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.

Impairment or Disposal of Long-Lived Assets and Exit Costs

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

In fiscal 2002, 2003, and 2004, we recorded asset impairment charges related to the write-down of restaurants in operations because the value of estimated future cash flows for those restaurants did not support the carrying value of their respective restaurant assets or because the capitalized developed costs became impaired for restaurants which we did not expect to open because of a reduction in our development plans.

We recorded fixed asset impairment charges of approximately $10.7 million in fiscal 2004, which primarily related to the write-down of equipment and leasehold improvements at nine restaurants in operation, and approximately $17.8 million in fiscal 2003, which primarily related to a write-down of nine other restaurants in operation. We took an impairment charge on each of these nine restaurants because our estimate of annual restaurant sales, based upon a range of comparable restaurant sales percentage scenarios, over the remaining lease term for each of these nine restaurants did not generate sufficient positive cash flows to support the carrying value of their associated long-lived assets.

We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

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

On November 1, 2004 we closed our Jenkintown (Philadelphia), Pennsylvania Buca di Beppo restaurant. We recorded lease termination costs of approximately $500,000 during the fourth quarter of fiscal 2004 related to this restaurant closing. We will continue to evaluate the need to close additional restaurants in the future; however, we currently have made no decision to close any additional restaurants.

Impairment of Goodwill

We test impairment of goodwill at the reporting unit level. Goodwill is deemed to be impaired if the implied fair value of the reporting unit is less than the carrying value of its net assets, including goodwill. If goodwill is determined to be impaired, the loss is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates of new and existing restaurant sales, remaining lease terms, fair value of other similar restaurant concepts and other factors.

During fiscal 2004, we incurred a charge of approximately $11.6 million as a result of our determination that our goodwill assets were not recoverable. These goodwill assets relate to our purchase of nine Vinny T’s of Boston restaurants in January 2002. Our impairment test for this asset was based upon the historical cash flow and an independent valuation, which formed the basis of our estimates of the fair value of these restaurants. The goodwill related to Vinny T’s was deemed to be impaired based on the fact that our estimate of the fair value of these restaurants was less than the carrying amount of its net assets, including goodwill. The result was that goodwill was determined to be not recoverable, and we wrote off the entire amount.

Self-Insurance

We are self-insured for a significant portion of our current medical, dental, workers’ compensation and general liability insurance programs. In estimating our self-insurance reserves, we utilize estimates of future losses, based upon our historical loss trends and historical industry data and actuarial estimates of settlement costs for incurred claims. These reserves are monitored and adjusted when warranted by changing circumstances. Based upon a change in methodology, we increased our workers’ compensation and general liability reserves during the second quarter of fiscal 2004. Should an additional change in claims occur compared to our current estimates, our reserves could be either increased or decreased based upon that data. Any increases or decreases in insurance reserves would be offset by a corresponding increase or decrease in insurance expense.

Provision for Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. In fiscal 2003, we recorded a full valuation allowance against the benefit from income taxes due to continued uncertainty regarding whether we will be able to recover our deferred tax assets due to our recent operating losses.

Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on prospects for estimated future profitability. We evaluate each restaurant’s performance every quarter. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve an unprofitable restaurant. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, we may close the restaurant.

The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments upon exiting the property. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established.

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our assessment of our ability to successfully negotiate early terminations of our lease agreements with our landlords or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.

Loss Contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range. During the fourth quarter of fiscal 2004, we established a reserve of approximately $1.8 million in connection with our agreement in principle to settle a potential class action lawsuit. See “Item 3 Legal Proceedings” for a discussion of the potential class action lawsuit.

The assessment of loss contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46 (revised)”), which revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 (revised) requires an enterprise to consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. We have adopted FIN 46 (revised) and it has had no impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued its final statement SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 1, subject to the level of options granted.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt FAS 153 for nonmonetary asset exchanges occurring in the second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. We are currently reviewing and analyzing the impact of FIN 47 on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit subfacility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 0.25 percentage points and the interest rate on the term loan B facility is Wells Fargo’s reference rate plus 6.75 percentage points. As of June 24, 2005, we had approximately $24.4 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $244,000.

We have no derivative financial instruments or derivative commodity instruments.

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

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of BUCA, Inc. are included in this report, beginning at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 26, 2004 to reasonably ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2004 based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, management also considered the results of the audit committee investigation undertaken in connection with the termination of the employment of our former Vice President, Controller, and Interim Chief Financial Officer and our former Senior Vice President and Chief Information Officer.

As a result of the evaluation, our management identified several matters that we consider to be material weaknesses as of December 26, 2004. The material weaknesses identified by management are as follows:

Deficiencies Related to the Design and Operation of Company-Level Controls as a Result of Tone Set by Senior Management.    Our company lacked an appropriate tone and demonstrable commitment by former senior executives to set high standards of ethics, integrity, accounting and corporate governance. These conditions resulted in a control environment that permitted the following deficiencies:

•	inadequate policies and procedures to prevent senior executives from overriding existing controls and accounting systems,

•	inadequate procedures for proper corporate authorizations for certain expenditures and transactions, inadequate approval procedures and poor documentation,

•	lack of safeguarding of the Company’s assets,

•	inadequate related party and vendor procedures governing relationships, transactions and related disclosures,

•	accounting practices that were not in accordance with GAAP,

•	lack of company policy to update accounting personnel position descriptions for proper qualifications based upon position responsibilities, and

•	lack of company policy to review training requirements for accounting personnel on a periodic basis.

Our current management believes that an environment supporting strong systems of internal controls and disclosure controls and procedures was not established nor were such policies and procedures communicated to employees. Additionally, the assessment of financial reporting risks and monitoring of internal control did not operate effectively. Our current management believes that this situation represents a material weakness and has led to the other material weaknesses reported by the company as well as the need to restate our financial statements.

Deficiencies Related to Design and Operation of Accounting Procedures and Application of GAAP.    During management’s review of our internal controls, we determined that certain of our accounting control procedures, policies and documentation were not sufficient to ensure that our financial statements were presented in accordance with GAAP. Deficiencies related to the following were identified:

•	lack of formal application of accounting policies and procedures,

•	lack of capitalization policy for fixed assets,

•	insufficient documentation to enable proper identification of certain of our disposed fixed assets,

•	lack of adequate procedures and oversight for appropriately assessing and applying critical accounting policies, estimates for insurance reserves and income taxes,

•	limited monitoring of changes to GAAP,

•	inadequate approval procedures and documentation, and

•	lack of company policy to ensure significant events and transactions were brought to the attention of the accounting department for their review and, if applicable, the approval of the accounting treatment.

Even in cases where we had adequate policies in place, we had inadequate supervisory oversight to ensure proper application of the policies. In certain cases, employees were not trained to understand and apply the policies appropriately.

The material weaknesses in internal control over financial reporting described in this report resulted in the restatements of our current and previous financial statements. To correct these errors in accounting, we restated our annual and interim financial statements for fiscal years ended 2000 through 2003 and for the first three quarters of fiscal 2004.

Because of the material weaknesses described in this report, our management concluded that, as of December 26, 2004, our internal control over financial reporting was not effective. Our management has discussed these material weaknesses with our audit committee and Deloitte & Touche LLP, our independent registered public accounting firm. Deloitte & Touche LLP has issued an attestation report on our management’s assessment of internal control over financial reporting, which appears below.

Remediation

We, in consultation with our audit committee, have implemented certain remediation measures and are in the process of creating and implementing additional remediation plans for the material weaknesses noted above. The remediation activities include:

Design and Operation of Company-Level Controls as a Result of Tone Set by Senior Management

Completed

•	We have replaced almost all of our senior management team from November 2004 to April 2005, including our chief executive officer, chief financial officer, chief operating officer and chief family resource officer, and have hired our first general counsel. In addition, we terminated our chief information officer. See “Item 10. Directors and Executive Officers of the Registrant” for more information on the experience of our senior management team.

•	We have changed our whistleblower hotline to a new vendor.

To be Completed

•	We will increase the training of employees on our company’s values and the availability of our whistleblower hotline.

•	We will provide periodic training to all of our employees to reinforce compliance with our Code of Business Conduct and Ethics.

•	We will establish procedures to ensure that changes in related party transactions are identified and properly approved and that disclosure of related parties is complete.

•	We will update personnel position descriptions for proper qualifications based on position responsibilities and periodically review training requirements.

Design and Operation of Accounting Procedures and Application of GAAP

Completed

•	We have expanded our quarterly internal certification process.

•	We require that all share-based payment transactions have been properly approved and reviewed for proper accounting treatment.

•	We have adopted a new travel and entertainment policy.

•	We analyze all lease transactions in accordance with SFAS No. 13, Accounting for Leases, using a predefined template with supporting documentation of all lease terms and associated assumptions.

•	The financial close and reporting process has been changed to include eliminating applicable sales entries for complimentary meals to employees.

•	As a part of the new store capital project review, all tenant improvements are reviewed and approved for proper accounting treatment.

•	We have engaged an actuarial firm to assist us in estimating insurance reserves.

•	Our audit committee reviews a list of all critical accounting policies and estimates with supporting schedules.

•	Our management reviews an analysis of significant accounting judgments with our audit committee on a periodic basis.

To be Completed

•	We will use a reporting disclosure GAAP checklist as part of the financial close and reporting process.

•	A designated employee will be responsible for maintaining knowledge of current developments involving GAAP that affect us.

•	We will perform risk assessments of our financial statements, including a more rigorous review with the audit committee to determine appropriate accounting and disclosure controls.

•	We are creating an accounting and control manual.

•	We are establishing formal expense authorization procedures and levels of approval for all operating and capital expenses.

•	We will formalize communication between the operations and accounting departments to ensure internal control policies and responsibilities are known and monitored, and that all transactions and events have been reviewed for proper accounting treatment.

•	We will document our property and equipment capitalization policies and procedures.

•	We are in the process of documenting our capitalization and disposition policies and procedures. In addition, communication and training on how to apply the policies and procedures will be performed.

•	We are in the process of documenting our “asset class classifications” to improve our ability to consistently record assets based on projected asset life expectancy.

Our management believes that the material weaknesses described in this report will be corrected when the above remediation measures are implemented successfully.

Changes in Internal Control Over Financial Reporting

Other than the change in our chief executive officer discussed in the above “Management’s Report on Internal Control Over Financial Reporting,” there have been no changes in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BUCA, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that BUCA, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 26, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Deficiencies Related to Design and Operation of Company-Level Controls as a Result of Tone Set by Senior Management.    The Company lacked an appropriate tone and a demonstrable commitment by former senior executives to set high standards of ethics, integrity, accounting, and corporate governance. These conditions resulted in a control environment that permitted the following deficiencies:

•	inadequate policies and procedures to prevent senior executives from overriding existing controls and accounting systems

•	inadequate procedures for proper corporate authorizations for certain expenditures and transactions, inadequate approval procedures, and poor documentation

•	lack of safeguarding of the Company’s assets

•	inadequate related-party and vendor procedures governing relationships, transactions, and related disclosures

•	accounting practices that were not in accordance with GAAP

•	lack of company policy to update accounting personnel position descriptions for proper qualifications based upon position responsibilities

•	lack of company policy to review training requirements for accounting personnel on a periodic basis

•	systems of internal controls and disclosure controls and procedures were not established nor were such policies and procedures communicated to employees

•	assessment of financial reporting risks and monitoring of internal control did not operate effectively.

Deficiencies Related to Design and Operation of Accounting Procedures and Application of GAAP.    Certain of the Company’s accounting control procedures, policies, and documentation were not sufficient to ensure that its financial statements were presented in accordance with GAAP. The following deficiencies were identified:

•	lack of formal application of accounting policies and procedures

•	lack of capitalization policy for fixed assets

•	insufficient documentation to enable proper identification of certain of our disposed fixed assets

•	lack of adequate procedures and oversight for appropriately assessing and applying critical accounting policies, estimates for insurance reserves and income taxes

•	limited monitoring of changes to GAAP

•	inadequate approval procedures and documentation

•	lack of company policy to ensure significant events and transactions were brought to the attention of the accounting department for their review and, if applicable, the approval of the accounting treatment

•	inadequate supervisory oversight to ensure proper application of the policies

•	employees had not been trained to understand and apply the policies appropriately.

Due to (1) the material adjustments identified in the interim and year-end financial statements resulting in a restatement of the financial statements as described in Note 2 to the consolidated financial statements, (2) the significance of the deficiencies in the company-level controls and the financial closing and reporting process, and (3) the pervasiveness of the deficiencies identified in the company-level controls and financial closing and reporting process, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or deleted.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 26, 2004, of the Company, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2004, of the Company and our report dated July 25, 2005, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
July 25, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers and Directors

Set forth below is certain information concerning our executive officers and directors:

Name	Age	Position with the Company
Wallace B. Doolin	58	Chairman of the Board, President and Chief Executive Officer
Modesto Alcala	42	Chief Operating Officer
Richard G. Erstad	41	General Counsel and Secretary
Stephen B. Hickey	60	Chief Marketing Officer
Kaye R. O’Leary	46	Chief Financial Officer
Cynthia C. Rodahl	51	Chief Family Resource Officer
Sidney J. Feltenstein	64	Director
Peter J. Mihajlov	65	Director
John P. Whaley	52	Director
Paul J. Zepf	40	Director

None of the above executive officers is related to each other or to any of our other directors.

Wallace B. Doolin joined BUCA, Inc. in November 2004 as our Chairman of the Board, President and Chief Executive Officer. Mr. Doolin has more than 35 years of restaurant industry experience. From 2002 to 2004, Mr. Doolin served as Chief Executive Officer of La Madeleine Bakery Café and Bistro, a 64-restaurant chain which he helped reengineer and reposition the brand and prepare for its next stage of growth. Prior to joining La Madeleine, Mr. Doolin served as Chief Executive Officer and President of Carlson Restaurants Worldwide (“CRW”) and TGI Friday’s (“Friday’s”) from 1994 to 2002 and as Senior Vice President and Executive Vice President of CRW and Friday’s from 1989 to 1993. During his more than 13 years with CRW and Friday’s, he oversaw Friday’s growth from 135 U.S. restaurants to more than 700 units in 57 countries. He also was responsible for the acquisition of Pick Up Stix, which brought CRW’s restaurant total to 770. From 1984 to 1986, Mr. Doolin also served as President of Applebee’s. From 1972 to 1989, he held senior leadership positions at W.R. Grace’s Restaurant Division, Flakey Jake’s, Inc., and Steak and Ale Restaurants. Mr. Doolin has received the IFMA Silver Plate and NRN Golden Chain awards. He is a board member emeritus of the National Restaurant Association and past chairman of its Education Foundation. He also is chairman of the ALIMA Fund, a fund for international children through Share Our Strength, a leading children’s anti-hunger organization.

Modesto Alcala joined BUCA, Inc. in February 2005 as our Chief Operating Officer. Mr. Alcala has more than 20 years of multi-unit restaurant experience. From 2004 to 2005, Mr. Alcala served as President and Chief Operating Officer for Copeland’s Famous New Orleans Restaurants and Bistros where he led operations for this full-service casual dinning restaurant group. From 2001 to 2004, he was Vice President of Café Operations for Barnes & Noble, Inc., a 600-unit operation with annual café sales of $300 million. From 1999 to 2001, Mr. Alcala also held management positions with Carlson Restaurants Worldwide, an operator of high volume upscale full-service concepts including Timpano Italian Chop House, Samba Room, and Mignon Steak House.

Richard G. Erstad joined BUCA, Inc. in April 2005 as our General Counsel and Secretary. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions, including representing BUCA, Inc. on a variety of matters. He is a member of the Minnesota Bar.

Stephen B. Hickey joined BUCA, Inc. in January 2004 as our Chief Marketing Officer. Mr. Hickey brings over 36 years of marketing and consulting experience to BUCA, Inc. Mr. Hickey has held senior marketing executive positions with several major quick-service and full-service restaurant chains. He launched his career at McDonald’s in 1975, where he served in several capacities including Staff Director of National Marketing. From 1982 to 1994, he held Vice President of Marketing positions with Hardee’s Food Systems, Applebee’s, Wendy’s, International, Inc. and TGI Friday’s. From 2000 to 2003, Mr. Hickey served as Senior Vice President of Marketing for Creative Consumer Concepts, a kids and family marketing company serving the restaurant industry.

Kaye R. O’Leary joined BUCA, Inc. in March 2005 as our Chief Financial Officer. From 2001 to 2005, Ms. O’Leary was Vice President of Finance for Navitaire, Inc., a wholly owned subsidiary of Accenture Inc., providing outsourced technology solutions to the airline industry. From 2000 to 2001, Ms. O’Leary was Vice President and Chief Financial Officer for Onelink, Inc., a provider of Internet-based business intelligence services to the telecommunications industry. From 1995 to 2000, Ms. O’Leary also served as Vice President, Corporate Business Planning for Carlson Companies, Inc.

Cynthia C. Rodahl joined BUCA, Inc. in March 2005 as our Chief Family Resource Officer. Ms. Rodahl brings more than 23 years of corporate human resources experience to BUCA, Inc. From 2004 to 2005 Ms. Rodahl was Vice President of Human Resources and Safety for Transport Corporation of America. From 1999 to 2004 she served as Vice President of Human Resources for Carlson Marketing Group and Carlson Wagonlit Travel. Prior to that, she held a variety of senior human resources positions, including serving as Vice President of Human Resources, during her 18-year career at the Pillsbury Company.

Sidney J. Feltenstein joined BUCA in September 2003 as a director. Mr. Feltenstein served as Chairman, President and Chief Executive Officer of Yorkshire Global Restaurants, the company that operated the restaurant brands A&W Restaurants and Long John Silver’s, from 1995 to 2002. Mr. Feltenstein has served in a variety of operations and marketing management positions including Chief Marketing Officer for Dunkin Donuts and Executive President of Worldwide Marketing for the Burger King Corporation. He is currently Chairman of Sagittarius Acquisitions II, Inc., a restaurant holding company. Mr. Feltenstein is active on various boards, including the International Franchise Association.

Peter J. Mihajlov co-founded BUCA in 1993 and has served as a director since 1993. Mr. Mihajlov served as our Interim Chief Executive Officer from May to November 2004. Mr. Mihajlov is also a principal of Parasole Restaurant Holdings, Inc., which he co-founded in 1986. Mr. Mihajlov has been in the restaurant industry since 1977, when he co-founded the first of several privately held restaurant companies, which later merged to form Parasole. Prior to that, Mr. Mihajlov served in a variety of marketing and business management positions within The Pillsbury Company over the course of 17 years.

John P. Whaley has served as a director of BUCA since 1996 and as Lead Director since March 2005. He is a partner of Norwest Equity Partners and Norwest Venture Partners and has been a partner or officer of these and affiliated private equity investment funds since 1977. Mr. Whaley is also a director of several privately held companies.

Paul J. Zepf has served as a director of BUCA since 1998 and as Lead Director from July 2003 to March 2005. He is currently a managing director of Lazard Alternative Investments LLC and a managing principal of Corporate Partners LLC. He was previously a managing director of each of Lazard Frères & Co. LLC, Centre Partners Management L.L.C., and Corporate Advisors, L.P., where he had been employed since 1989.

General Information About the Board of Directors

Our Amended and Restated Articles of Incorporation provide that the board of directors be divided into three classes of as nearly equal size as possible. Our board is divided into three classes with staggered three-year terms. Messrs. Doolin and Feltenstein are Class III directors whose terms expire at the annual shareholders’ meeting in 2005. Mr. Whaley is a Class I director whose term expires at the annual shareholders’ meeting in

2006. Messrs. Mihajlov and Zepf are Class II directors whose terms expire at the annual shareholders’ meeting in 2007. Mr. Zepf has informed the board that he may need to resign from the board prior to the expiration of his term due to possible restrictions from his employer.

At each annual meeting of shareholders, the successors to directors whose terms then expire will be elected to serve for a full term of three years. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible. A nominee elected to fill a vacancy in a class will hold office for a term that will coincide with the remaining term of that class. This classification of the board may delay or prevent changes in our control or in our management.

Pursuant to the terms of Mr. Doolin’s employment agreement, we are required to use reasonable efforts within our control to cause Mr. Doolin to continue to be elected as Chairman of the Board as long as he is our Chief Executive Officer.

All of the present directors (except Mr. Feltenstein and Mr. Doolin) were elected to the board of directors by our shareholders.

Board Committees

Our board has three standing committees, the principal functions and composition of which are described below. Each committee operates under a charter, a copy of each is available on our website at www.bucainc.com.

Governance and Nominating Committee

The governance and nominating committee of the board, comprised of Messrs. Feltenstein (Chair), Zepf and Whaley, is responsible for (1) overseeing corporate governance matters; (2) approving director-nominees to be considered for election by shareholders and for election by the board to fill any vacancy or newly created directorship; (3) making recommendations to the board concerning the appropriate size and composition of the board and each board committee, and the establishment of new board committees; (4) developing and administering a board and committee evaluation process; and (5) developing and implementing director orientation and continuing education policies. The governance and nominating committee met one time during fiscal 2004.

All members of the governance and nominating committee satisfy the applicable independence listing standards of the NASDAQ Stock Market and have no relationship with the company that, in the opinion of the board, would interfere with the exercise of independent judgment.

Compensation Committee

The compensation committee of the board, currently comprised of Messrs. Feltenstein (Chair), Whaley and Zepf is responsible for (1) discharging the responsibilities of the board with respect to all forms of compensation of our executive officers and oversight of our employee stock purchase plan and stock incentive plans; and (2) reporting to the shareholders regarding the company’s executive compensation practices and policies.

A director may serve on the compensation committee only if the board determines that he or she:

•	is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended;

•	satisfies the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code; and

•	is “independent” as that term is defined in the applicable listing standards of the NASDAQ Stock Market and has no relationship with the Company that, in the opinion of the Board, would interfere with the exercise of independent judgment.

The compensation committee met three times during fiscal 2004.

Audit Committee

The audit committee of the board, comprised of Messrs. Whaley (Chair), Feltenstein and Zepf, is responsible for overseeing our accounting and financial reporting process and the audits of our financial statements. The audit committee met 26 times during fiscal 2004.

All members of the audit committee are “independent” as that term is defined in the applicable listing standards of the Nasdaq Stock Market, Section 301 of the Sarbanes-Oxley Act of 2002 and the SEC rules adopted pursuant to the Sarbanes-Oxley Act. Our board has determined that at least one member of our audit committee, Mr. Whaley, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Mr. Whaley is independent, as that term is defined under the National Association of Securities Dealers’ listing standards.

The responsibilities of the audit committee are set forth in the audit committee charter, adopted by our audit committee on April 25, 2000, as amended and restated on March 30, 2001 and March 5, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and Nasdaq. Executive officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such reports and written representations from our executive officers and directors, we believe that our executive officers and directors complied with Section 16(a) filing requirements during 2004.

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

We intend to disclose any waiver of our code of business conduct and ethics for our directors or executive officers in future Form 8-K filings within four business days following the date of such waiver. We also intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11.    Executive Compensation

Summary Compensation Table.    The following table contains information concerning compensation for fiscal 2004, fiscal 2003 and fiscal 2002 earned by the named executive officers.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation
Joseph P. Micatrotto (1)	2004	$204,783		$—		$11,701	(2)(3)	—	$9,000	(4)
Former Chairman, President and Chief Executive Officer	2003 2002	498,578 400,000		30,000 —		169,180 139,469	(2)(5) (2)(6)	150,000 —	1,332 151,742	(4) (4)(7)
Peter J. Mihajlov (8)	2004	245,534		—		—		35,000	—
Former Interim Chief Executive Officer
Wallace B. Doolin (9)	2004	40,398		20,192		58,854	(10)	750,000	—
Chairman, President and Chief Executive Officer
Greg A. Gadel (11)	2004	261,224		—		33,585	(2)(12)	—	—
Former Executive Vice President and Chief Financial Officer	2003 2002	229,423 199,615	(13)	15,000 50,000	(15)	34,442 9,375	(2)(14) (2)	— 25,000	— —
Joseph J. Kohaut (16)	2004	221,810		—		35,615	(2)(17)	—	—
Former Senior Vice President of Food & Beverage and Purchasing	2003 2002	206,481 179,616	(13)	10,000 60,000		34,302 9,375	(2)(18) (2)	— 25,000	— —
John J. Motschenbacher (19)	2004	165,885		—		19,677	(2)(20)	—	—
Former Senior Vice President and Chief Information Officer	2003	152,019		—		32,383	(2)(21)	—	—
Stephen B. Hickey (22)	2004	193,901		—		64,414	(2)(23)	100,000	—
Chief Marketing Officer

(1)	Mr. Micatrotto resigned in May 2004.
(2)	Includes the vested portion of the net value (based on the asset value of the mutual fund shares less the exercise price) of outright awards of options to purchase mutual fund shares under our Key Employee Share Option Plan granted by our compensation committee to our executive officers. The awards are subject to investment gain or loss. The net value of awards granted to each named executive officer in fiscal 2002 was as follows: Mr. Micatrotto $652,500; Mr. Gadel: $93,750; Mr. Kohaut: $93,750; and Mr. Motschenbacher: $18,750. The net value of these awards vested or was scheduled to vest as follows:

•	Mr. Micatrotto: $65,250 in 2002; $130,500 in 2003; $163,125 in 2004; $195,750 in 2005 and $97,875 in 2006.

•	Mr. Gadel: $9,375 in 2002; $18,750 in 2003; $23,438 in 2004; $28,125 in 2005 and $14,063 in 2006.

•	Mr. Kohaut: $9,375 in 2002; $18,750 in 2003; $23,438 in 2004; $28,125 in 2005 and $14,063 in 2006.

•	Mr. Motchenbacher: $1,875 in 2002; $3,750 in 2003; $4,687 in 2004; $5,625 in 2005 and $2,813 in 2006.

The net value of awards granted to Mr. Motschenbacher and Mr. Hickey in fiscal 2004 was as follows: Mr. Motschenbacher $75,000 and Mr. Hickey $93,750. The net value of these awards vested or was scheduled to vest as follows:

•	Mr. Motschenbacher: $7,500 in 2004; $15,000 in 2005; $18,750 in 2006; $22,500 in 2007 and $11,250 in 2008.

•	Mr. Hickey: $9,375 in 2004; $18,750 in 2005; $23,438 in 2006; $28,125 in 2007 and $14,063 in 2008.

(3)	Includes housing allowance, car allowance of $6,088 and split-dollar life insurance benefits of $3,800.
(4)	Includes the estimated dollar value of the benefits to Mr. Micatrotto of the split-dollar life insurance premium payments made by the company during each covered fiscal year as follows: 2004: $9,000; 2003: $1,332; 2002: $1,742.
(5)	Includes housing allowance, car allowance, split-dollar life insurance benefits, disability and medical and dental benefits of $38,680.
(6)	Includes housing allowance of $57,546 and car allowance, split-dollar life insurance benefits, disability and medical and dental benefits of $16,673.
(7)	Includes a loan in the amount of $150,000 granted to Mr. Micatrotto in February 2001 and forgiven by BUCA in February 2002.
(8)	Mr. Mihajlov served in this capacity from May 2004 to November 2004.
(9)	Mr. Doolin began serving in these capacities in November 2004.
(10)	Includes relocation allowance of $57,500 and car allowance of $1,354.
(11)	Mr. Gadel resigned from these positions in February 2005.
(12)	Includes car allowance of $10,147.
(13)	Includes $9,600 of base compensation that Mr. Gadel elected to exchange for options to purchase mutual fund shares under our Key Employee Share Option Plan and $2,200 of base compensation that Mr. Kohaut elected to exchange for options to purchase mutual funds shares under our Key Employee Share Option Plan.
(14)	Includes car allowance of $10,800 and disability, medical and dental benefits of $4,892.
(15)	Includes $15,000 of bonus compensation that Mr. Gadel elected to exchange for options to purchase mutual fund shares under our Key Employee Share Option Plan.
(16)	Mr. Kohaut became Chief Operations Officer in January 2003, Senior Vice President of Operations in October 2003, and Senior Vice President of Food & Beverage and Purchasing in April 2004. He resigned from these positions in April 2005.
(17)	Includes car allowance of $12,177.
(18)	Includes car allowance of $10,800 and disability, medical and dental benefits of $4,752.
(19)	Mr. Motschenbacher became Senior Vice President of Information Technology in August 2003 and Senior Vice President and Chief Information Officer in March 2004. Mr. Motschenbacher’s employment with the company was terminated in March 2005.
(20)	Includes car allowance of $12,177.
(21)	Includes car allowance of $19,842 and travel allowance, disability and other benefits of $8,791.
(22)	Mr. Hickey began serving in this capacity in January 2004.
(23)	Includes car allowance of $12,177 and relocation benefits of $42,862.

Stock Option Grants Table.    The following table sets forth certain information concerning all stock options granted during fiscal 2004 to the named executive officers. We did not grant any stock appreciation rights or restricted stock awards during fiscal 2004.

Fiscal 2004 Stock Option Grants Table

Name	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees in 2004	Option Term		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
			Exercise or Base Price ($/Share) (1)	Expiration Date	5% ($)	10% ($)
Joseph P. Micatrotto	—	—	—	—	—	—
Peter J. Mihajlov (3)	35,000	3.5	$6.36	2014	$139,992	$354,767
Wallace B. Doolin (4)	150,000	15.1	3.99	2014	376,393	953,855
	150,000	15.1	4.39	2014	414,127	1,049,479
	150,000	15.1	4.83	2014	455,634	1,154,666
	150,000	15.1	5.31	2014	500,915	1,269,416
	150,000	15.1	5.84	2014	550,912	1,396,118
Greg A. Gadel	—	—	—	—	—	—
Joseph J. Kohaut	—	—	—	—	—	—
John J. Motschenbacher	—	—	—	—	—	—
Stephen B. Hickey (5)	100,000	10.1	6.10	2014	383,626	972,183

(1)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date, or in a combination of cash and shares.
(2)	The hypothetical potential appreciation shown in these columns reflects the required calculations at annual assumed appreciation rates of 5% and 10%, as set by the SEC, and therefore is not intended to represent either historical appreciation or anticipated future appreciation of the common stock.
(3)	Options for the purchase of 35,000 shares vested on December 13, 2004.
(4)	Options for the purchase of an aggregate of 750,000 shares vested on December 26, 2004.
(5)	Options for the purchase of 100,000 shares vest in increments of 20,000 shares on each of February 11, 2005, February 11, 2006, February 11, 2007, February 11, 2008 and February 11, 2009.

Fiscal Year-End Option Value Table.    The following table sets forth certain information concerning options exercised by the named executive officers in fiscal 2004 and unexercised stock options held by the named executive officers as of fiscal 2004 year-end.

Aggregated Option Exercises in Fiscal 2004 and

Fiscal Year-End Option Value Table

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 26, 2004		Value of In-the-Money Options at December 26, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph P. Micatrotto	—	—	—	—	—	—
Peter J. Mihajlov	—	—	63,000	—	$65,150	—
Wallace B. Doolin	—	—	750,000	—	1,911,000	—
Greg A. Gadel	—	—	177,802	7,400	41,100	—
Joseph J. Kohaut	—	—	96,567	25,400	31,466	—
John J. Motschenbacher	—	—	26,967	5,200	11,972	—
Stephen B. Hickey	—	—	—	100,000		$132,000

(1)	Based on the closing sale price of our common stock of $7.42 per share at December 24, 2004, the last trading day of our 2004 fiscal year.

Employment Agreements—Current Named Executive Officers.    We entered into an employment agreement with Wallace B. Doolin on October 14, 2004, having an initial employment term running through December 31, 2007. Unless terminated at least 90 days prior to the end of any term, the employment agreement automatically renews for successive one-year terms. The employment agreement provides for an annualized base salary of $525,000 in 2004 and 2005, and subject to increases for subsequent years. Mr. Doolin also is eligible for annual incentive bonuses up to a maximum of 50% of his base salary upon the company obtaining certain annual performance targets. We also agreed to pay Mr. Doolin 100% of the available pro-rata base cash bonus for the remainder of 2004 and no less than 75% of any available base cash bonus for 2005. In addition, beginning with fiscal 2005, if actual EBITDA (as defined in the employment agreement) exceeds budgeted EBITDA, Mr. Doolin will receive an additional bonus equal to 5% of such excess.

The employment agreement provides that if Mr. Doolin is terminated without cause or, after a change in control, Mr. Doolin resigns because of a substantial reduction or alteration in his duties, base salary or for certain other reasons, Mr. Doolin will receive a severance payment equal to his base salary for the greater of 24 months and the number of months left prior to the end of the current employment term, except that if such termination occurs with less than 12 months remaining in the employment term, Mr. Doolin will receive a severance payment equal to his base salary for the remaining term plus 12 months. Mr. Doolin will receive similar payments if termination occurs because of his death or disability. Any such severance payment would be made on a monthly basis over that number of months used in determining the severance payment. The employment agreement also provides Mr. Doolin with certain benefits, including a relocation allowance of $115,000. The employment agreement contains confidentiality, noncompete and nonsolicitation covenants from Mr. Doolin.

Upon execution of the Employment Agreement, we issued Mr. Doolin an option to purchase an aggregate of 750,000 shares of company common stock, with 150,000 of such shares having an exercise price of $3.99, 150,000 having an exercise price of $4.39, 150,000 having an exercise price of $4.83, 150,000 having an exercise price of $5.31, and 150,000 having an exercise price of $5.84. The option has a term of 10 years and vests with respect to all 750,000 shares as of December 26, 2004.

We entered into an employment agreement with Steve Hickey in January 2004. Under the terms of the agreement, Mr. Hickey is currently serving as our Chief Marketing Officer for a term expiring on December 31, 2005. The agreement provides that Mr. Hickey’s annual salary for the year ended December 27, 2004 will be $200,000. The board of directors will establish Mr. Hickey’s base salary for each subsequent calendar year. Mr. Hickey is eligible to receive a yearly bonus based upon certain performance criteria established by the board. We also have agreed to reimburse Mr. Hickey’s reasonable and necessary business expenses. Mr. Hickey is entitled to the following termination benefits:

•	If we terminate Mr. Hickey’s employment for cause or if Mr. Hickey terminates his employment, he will receive no additional compensation or termination benefits.

•	If Mr. Hickey is terminated because of death or physical or mental disability, he or his estate will be entitled to a termination payment of 12 months’ base salary then in effect, payable in 12 equal monthly installments.

•	If Mr. Hickey terminates his employment upon 30 days’ prior written notice following a change in control of the company, because his duties are substantially reduced or negatively altered without his prior written consent, or if Mr. Hickey’s employment is terminated by us without cause following a change in control or within 180 days prior to a change in control and the termination is related to the change in control, he will be entitled to a termination payment of 12 months’ base salary then in effect, payable in 12 monthly installments. If Mr. Hickey terminates employment as a result of a change in control, but his duties have not been substantially reduced or negatively altered, he will be entitled to a termination payment of 12 months’ base salary then in effect, payable in 12 monthly installments.

•	If Mr. Hickey is terminated by us without cause and not associated with a change in control, he will be entitled to a termination payment of 6 months’ base salary then in effect, payable in 6 monthly installments.

The agreement also contains fringe benefits (including providing Mr. Hickey with health insurance and long-term disability insurance), confidentiality and non-competition provisions.

We entered into an employment agreement with our Chief Operating Officer on February 10, 2005, our Chief Financial Officer on February 24, 2005, our Chief Family Resource Officer on February 21, 2005 and our General Counsel and Secretary on March 30, 2005. Each agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). Each agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. Each agreement will remain in effect until terminated pursuant to the terms of the agreement.

Employment Agreements—Former Named Executive Officers.    We entered into an employment agreement with Joseph P. Micatrotto on July 22, 1996, which was subsequently amended and restated in February 1999 and further amended in September 2000, December 2002 and March 2003. Under the terms of the amended agreement, Mr. Micatrotto served as our Chairman, President and Chief Executive Officer. In addition to the employment agreement, we also entered into a split-dollar insurance agreement with Mr. Micatrotto on January 17, 1997, pursuant to which, subject to the terms and conditions of the agreement, we agreed to pay a portion of the premiums due on the split-dollar insurance policy as an additional employment benefit to Mr. Micatrotto.

Mr. Micatrotto resigned each of his offices and positions with us and our affiliates as of May 10, 2004. We entered into a Separation Agreement with Mr. Micatrotto dated as of June 9, 2004 whereby Mr. Micatrotto, among other things, released us, all of our affiliates, predecessors, successors, parents, subsidiaries, employees, officers, directors, agents, insurers, representatives, counsel, shareholders, and all other persons, entities and corporations affiliated or related with any of them from all liability for damages or claims or demands of any kind, whether known or unknown, including but not limited to all claims for damages, losses, costs, earnings, benefits, expenses or attorneys’ fees arising out of any acts, decisions or omissions occurring prior to June 9, 2004, including, but not limited to, Mr. Micatrotto’s employment with the parties and his resignation from such employment. We unconditionally released and discharged Mr. Micatrotto, his agents, insurers and representatives, from any and all claims, demands, actions, liability, damages or rights of any kind arising out of or resulting from any matter, fact or thing occurring prior to June 9, 2004, including, without limitation, Mr. Micatrotto’s employment with us and Mr. Micatrotto’s resignation from employment with us, provided, however, that the release does not apply with respect to our rights under terms of the Separation Agreement itself or certain benefit plans referenced in the Separation Agreement or to any act, decision or undertaking of Mr. Micatrotto which was not disclosed to our board of directors prior to June 9, 2004. We also entered into an Agreement for Waiver and Release of KEYSOP Benefits (the “Waiver”) with Mr. Micatrotto on June 4, 2005 pursuant to which Mr. Micatrotto waived all rights to receive payments under the KEYSOP plan. The Waiver, together with Mr. Micatrotto’s payment to us of $582,031 under the Separation Agreement, resulted in a total recoupment to us of approximately $900,000.

We entered into an employment agreement with Greg A. Gadel in December 2002. Under the terms of the agreement, Mr. Gadel served as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer until his resignation in February 2005. The agreement provided certain salary, bonus, expense reimbursement and termination benefits. The agreement also contained fringe benefits (including providing Mr. Gadel with health insurance and long-term disability insurance), confidentiality and non-competition provisions.

We entered into an employment agreement with Joseph J. Kohaut in December 2002. Under the terms of the agreement, Mr. Kohaut served as our Senior Vice President of Food & Beverage and Purchasing. Mr. Kohaut and the Company entered into a Separation Agreement, dated as of April 20, 2005, pursuant to which, among other things, Mr. Kohaut executed the General Release discussed below and we have agreed to pay Mr. Kohaut a separation payment equal to the sum of $75,000, an amount equal to four months of Mr. Kohaut’s base salary, payable in four equal installments, with the first installment to be paid within five business days of the expiration of the 15-day recission period set forth in the Separation Agreement. Concurrently with the execution of the Separation Agreement, Mr. Kohaut also executed a General Release in favor of the Company, its insurers, affiliates, divisions, committees, directors, officers, employees, agents, successors, and assigns (the “Released Parties”). Under the General Release, Mr. Kohaut agreed to release the Released Parties of certain employment related claims and other claims that Mr. Kohaut has or may have against the Released Parties.

We entered into an employment agreement with John Motschenbacher in June 2004. Under the terms of the agreement, Mr. Motschenbacher served as our Senior Vice President and Chief Information Officer until his termination for cause in March 2005. The agreement provided certain salary, bonus, expense reimbursement and termination benefits. The agreement also contained fringe benefits (including providing Mr. Motschenbacher with health insurance and long-term disability insurance), confidentiality and non-competition provisions.

Director Compensation

Directors who are our employees do not receive additional compensation for serving on our board or board committees. Directors who are not our employees receive compensation for board service as follows:

Quarterly Retainer:	A quarterly retainer of $1,000 ($7,500 in case of Lead Director). In fiscal 2005, the board amended the above compensation policy to provide that all new directors will receive a quarterly retainer of $6,000.

Attendance Fees:	A fee of $2,000 for each board meeting attended, if the duration of the meeting is more than two hours. Each non-employee director will receive a fee of $500 for attending each board meeting with a duration of less than two hours

A fee of $2,000 for each board committee meeting attended if (1) such board committee meeting is not held on the same day as a board meeting and (2) the duration of the committee meeting is two hours or longer. Each non-employee director will receive a fee of $500 ($1,000 for the chair of a committee who presides over a committee meeting) for attending each committee meeting with a duration of less than two hours.

Stock Options:	An annual grant of stock options to purchase shares (number determined annually by the board) of our common stock. In fiscal 2004, the board granted options to purchase 35,000 shares of our common stock to Mr. Mihajlov, our former Interim Chief Executive Officer, and options to purchase 5,000 shares of our common stock to each of Messrs. Whaley, Zepf and Feltenstein.

In fiscal 2005, the board amended the above compensation policy to provide that each new non-employee director first elected to the board will receive a one-time grant of stock options to purchase 20,000 shares of our common stock. Annual grants of stock options to purchase shares of our common stock will be determined annually by the board.

Board Meetings During Fiscal 2004

The board of directors met 17 times during fiscal 2004. The SEC rules require disclosure of those directors who attended fewer than 75% of the aggregate total of meetings of the board and board committees on which the director served during the last fiscal year. No director attended fewer than 75% of the aggregate total of these meetings.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors, Executive Officers and Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of June 24, 2005 by:

•	each shareholder known by us to beneficially own more than five percent of our common stock,

•	each of our directors,

•	our current and former executive officers named in the Summary Compensation Table above, and

•	all of our current directors and executive officers as a group.

Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by the person.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
State of Wisconsin Investment Board (2)	3,100,000	15.3%
Heartland Advisors, Inc. (3)	2,201,365	10.9%
Goldman Sachs Assets Management, L.P. (4)	1,760,806	8.7%
Rutabaga Capital Management LLC (5)	1,574,700	7.8%
Dimensional Fund Advisors, Inc. (6)	1,446,284	7.2%
Norwest Equity Partners V, L.P. (7)	1,289,568	6.4%
Fuller and Thaler Behavioral Finance Fund, Ltd. (8)	1,175,300	5.8%
Prentice Capital Management, LP (9)	1,141,771	5.7%
S.A.C. Capital Advisors, LLC (10)	1,102,982	5.5%
Sidney J. Feltenstein (11)	40,000	*
Peter J. Mihajlov (12)	234,194	1.0%
John P. Whaley (7)	1,289,568	6.4%
Paul J. Zepf (13)	58,707	*
Wallace B. Doolin (14)	750,000	3.6%
Stephen B. Hickey (15)	22,000	*
Joseph P. Micatrotto	17,870	*
Greg A. Gadel	20,750	*
Joseph J. Kohaut (16)	74,217	*
John J. Motschenbacher	—	—
All current directors and executive officers as a group (10 persons).	2,374,469	11.2%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes shares of common stock issuable pursuant to the exercise of stock options that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 20,211,913 shares of common stock outstanding as of June 24, 2005.
(2)	Based on a Schedule 13G filed with the SEC on February 8, 2005. The address of State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.
(3)

Based on a Schedule 13G filed with the SEC on January 14, 2005. These securities may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 by (1) Heartland Advisors, Inc. by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time; and (2) William J. Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc. Heartland Advisors, Inc. has shared voting power with respect to 1,850,750 shares of common stock and shared investment power with respect to 2,201,365 shares of common stock. Each of Heartland Advisors, Inc. and Mr. Nasgovitz specifically disclaims beneficial ownership of any shares reported on the schedule. The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202.

(4)	Based on a Schedule 13G filed with the SEC on February 7, 2005. Goldman Sachs Asset Management, L.P. (GSAM LP), an investment advisor, has sole voting power with respect to 1,394,889 shares of common stock and sole investment power with respect to 1,760,806 shares of common stock. GSAM disclaims beneficial ownership of any securities managed, on GSAM LP’s behalf, by third parties. The address of GSAM LP is 32 Old Slip, New York, New York 10005.
(5)	Based on Form 13F-HR filed with the SEC on May 11, 2005 for period ended March 31, 2005. The address of Rutabaga Capital Management is 64 Broad Street, Boston, MA 02109.
(6)	Based on a Schedule 13G filed with the SEC on February 9, 2005. Dimensional Fund Advisors Inc. (Dimensional), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “funds.” In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the company that are owned by the funds and may be deemed to be the beneficial owner of the shares of the company held by the funds. However, all securities reported on the schedule are owned by the funds. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(7)	Includes (1) options for the purchase of 35,665 shares of common stock exercisable within 60 days granted to Mr. John P. Whaley; (2) 14,565 shares of common stock held by Whaley Family LP; (3) 413,232 shares of common stock beneficially owned by Norwest Equity Partners V, L.P. Mr. Whaley is a managing administrative partner of Itasca Partners V, LLP, the general partner of Norwest Equity Partners V, L.P. By virtue of his position with Itasca Partners V, LLP, Mr. Whaley may be deemed to beneficially own the securities held by Norwest Equity Partners V, L.P. Mr. Whaley disclaims beneficial ownership of such securities, except to his indirect pecuniary interest therein; (4) 273,000 shares of common stock beneficially owned by Norwest Equity Partners, VI, LP. Mr. Whaley is the managing administrative partner of Itasca LBO Partners VI, LLP, the general partner of Norwest Equity Partners VI, LP. By virtue of his position with Itasca LBO Partners VI, LLP, Mr. Whaley may be deemed to beneficially own the securities held by Norwest Equity Partners VI, LP. Mr. Whaley disclaims beneficial ownership of such securities, except to the extent of his indirect pecuniary interest therein; and (5) 546,000 shares of common stock beneficially owned by Norwest Equity Partners, VII, LP. Mr. Whaley is the managing administrative partner of Itasca LBO Partners VII, LLP, the general partner of Norwest Equity Partners VII, LP. By virtue of his position with Itasca LBO Partners VII, LLP, Mr. Whaley may be deemed to beneficially own the securities held by Norwest Equity Partners VII, LP. Mr. Whaley disclaims beneficial ownership of such securities, except to the extent of his indirect pecuniary interest therein. The address of Norwest Equity Partners V, L.P. is 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.
(8)	Based on a Schedule 13G filed with the SEC on February 11, 2005. Fuller & Thaler Asset Management, Inc. has sole voting power with respect to 995,000 shares of common stock and sole investment power with respect to 1,175,300 shares of common stock. Fuller & Thaler Asset Management, Inc. is deemed to be the beneficial owner of the number of securities reflected above pursuant to separate arrangements whereby it acts as investment adviser to certain persons. Each person for whom Fuller & Thaler Asset Management acts as investment adviser has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock purchased or held pursuant to such arrangements. The address of Fuller & Thaler Asset Management, Inc. is 411 Borel Avenue, Suite 402, San Mateo, California 94402.
(9)	Based on Schedule 13G filed with the SEC on May 12, 2005. Prentice Capital Management, LP has shared voting power and shared investment power with respect to 1,141,771 shares of common stock. Prentice

Capital Management, LP serves as principal investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP and Prentice Capital Offshore, Ltd.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the shares reported. Mr. Zimmerman is the managing member of (a) Prentice Management GP, LLC, the general partner of Prentice Capital Management, LP and (b) Prentice Capital GP, LLC, the general partner of certain investment funds. As such, he may be deemed to control Prentice Capital Management and certain of the investment funds and therefore may be deemed to be the beneficial owner of the securities reported above. The address of Prentice Capital management, LP is 623 Fifth Avenue, 32nd Floor, New York, NY 10022.

(10)	Based on Schedule 13G filed with the SEC on March 18, 2005 on behalf of S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, S.A.C. Capital Associates, LLC and Steven A. Cohen. S.A.C. Capital Advisors, LLC has shared voting power and shared investment power with respect to 1,102,982 shares of common stock. SAC Capital Advisors, SAC Capital Management, and Mr. Cohen do not directly own any shares. Pursuant to investment agreements, each of SAC Capital Advisors and SAC Capital Management share all investment and voting power with respect to the securities held by SAC Capital Associates. Mr. Cohen controls each of SAC Capital Advisors and SAC Capital Management. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen may be deemed to own beneficially 1,102,982 shares. Each of SAC Capital Advisors, SAC Capital Management, and Mr. Cohen disclaim beneficial ownership of any of the securities covered by this statement. The address of the principal business office of (i) S.A.C. Capital Advisors, LLC and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902 (ii) S.A.C. Capital Management, LLC is 540 Madison Avenue, New York, NY 10022, and (iii) S.A.C. Capital Associates, LLC is P.O. Box 58, Victoria House, The Valley Anguilla, British West Indies.
(11)	Includes options for the purchase of 20,000 shares of common stock exercisable within 60 days granted to Mr. Feltenstein.
(12)	Includes (1) 4,166 shares owned by the Mihajlov Family Limited Partnership; (2) 64,166 shares owned by Mr. Mihajlov’s wife; (3) 102,862 shares held by Peter J. Mihajlov Trust; and (4) options for the purchase of 63,000 shares of common stock exercisable within 60 days granted to Mr. Mihajlov.
(13)	Includes options for the purchase of 35,833 shares of common stock exercisable within 60 days granted to Mr. Zepf. Mr. Zepf disclaims beneficial ownership of any of the options to purchase 5,833 shares of common stock. The options are beneficially owned by Centre Partners Management LLC.
(14)	Includes options for the purchase of 750,000 shares of common stock exercisable within 60 days granted to Mr. Doolin.
(15)	Includes 1,000 shares owned by Mr. Hickey’s wife and options for the purchase of 20,000 shares of common stock exercisable within 60 days granted to Mr. Hickey.
(16)	Includes options for the purchase of 71,567 shares of common stock exercisable within 60 days granted to Mr. Kohaut.

Equity Compensation Plan Information

The following table provides information as of December 26, 2004 for our compensation plans under which equity securities may be issued:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,573,974	(1)	$9.01	448,446	(2)
Equity Compensation Plans Not Approved by Security Holders	296,600		12.50	3,400
Total	2,870,574		9.66	451,846

(1)	Includes 2,570,643 shares of common stock subject to issued but unexercised options under our 1996 Stock Incentive Plan and 3,331 shares of common stock subject to issued but unexercised options under our Stock Option Plan for Non-Employee Directors.
(2)	Includes 151,218 shares of common stock available for issuance under our 1996 Stock Incentive Plan and 297,228 shares of common stock available for issuance under our Employee Stock Purchase Plan.

Equity Compensation Plan Not Approved By Security Holders

2000 Stock Incentive Plan

Our board of directors adopted a 2000 Stock Incentive Plan on April 25, 2000. The plan will remain in effect until all stock subject to it has been distributed, until all awards have expired or lapsed, or until April 25, 2010. We have reserved 300,000 shares of our common stock for awards under the plan. The 2000 Stock Incentive Plan contains similar terms as our 1996 Stock Incentive Plan, except that our officers and directors are not eligible to receive awards under the plan. Our board of directors may terminate the plan at any time, subject to the conditions stated in the plan. The plan is not subject to the Employee Retirement Income Security Act of 1974 and is not a “qualified plan” under Section 401(a) of the Internal Revenue Code of 1986.

Plan Administration

A committee of members of our board of directors administers the 2000 Stock Incentive Plan. The committee has the authority, subject to the terms of the plan, to adopt, revise and waive rules relating to the plan. The committee is also responsible for determining when and to whom awards will be granted, the form of each award, the amount of each award and any other terms of an award, consistent with the plan.

Members of the committee are designated by our board of directors and serve on the committee for an indefinite term, at the discretion of the board. The compensation committee of our board of directors currently serves as the committee that administers the plan. The committee may delegate its responsibilities under the plan to members of our management, or to others, with respect to the grants of awards to employees who are not deemed to be executive officers of our company under relevant federal securities laws.

Eligibility

All employees of the company and its “affiliates,” as defined in the plan (except the company’s officers and directors), are eligible to receive awards under the plan. The committee may grant awards other than incentive stock options to individuals or entities that are not our employees, but who provide services to our company or its affiliates as consultants or independent contractors. The selection of those to whom awards under the plan are made is within the sole discretion of the committee.

Types of Awards Under the Plan

The types of awards that may be granted under the plan include incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards. The following is a brief description of the material characteristics of each type of award.

Incentive and Non-Statutory Stock Options.    Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of an option is determined by the committee and set forth in an option agreement. The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of our common stock on the date the option is granted. Stock options may be granted and exercised at such times as the committee may determine, which is reflected in the exercise schedule set forth in an option agreement. Unless federal tax laws are modified:

•	no incentive stock option may be granted more than 10 years;

•	an incentive stock option may not be exercised more than 10 years after the date it was granted; and

•	the aggregate fair market value of shares of our common stock underlying incentive stock options held by any participant under the plan and under any other plan of our company or of our affiliates, that first become exercisable in any calendar year may not exceed $100,000.

Additional restrictions apply to incentive stock options granted to persons who beneficially own 10% or more of the outstanding shares of our common stock. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, in our common stock having a fair market value on the date the option is exercised equal to the option price of the stock being purchased, or a combination of cash and stock, as provided in the option agreement. In addition, the committee may permit recipients of stock options to simultaneously exercise options and sell the common stock purchased upon exercise and to use the sale proceeds to pay the purchase price.

Restricted Stock and Other Stock-Based Awards.    The committee is authorized to grant, either alone or in combination with other types of awards, restricted stock and other stock-based awards. Restricted stock may contain such restrictions, including provisions requiring forfeiture and imposing restrictions on stock transfer, as the committee may determine and set forth in the option agreement.

The committee may provide that, unless forfeited, a recipient of an award of restricted stock will have all rights of a company shareholder, including voting and dividend rights.

Stock Appreciation Rights and Performance Awards.    The recipient of a stock appreciation right receives all or a portion of the amount by which the fair market value of a specified number of shares, as of the date the right is exercised, exceeds a price specified by the committee at the time the right is granted, as set forth in the recipient’s agreement. The price specified by the committee must be at least 100% of the fair market value of our common stock on the date the right is granted.

Performance awards entitle the recipient to payment in amounts determined by the committee, and set forth in the recipient’s agreement, based upon the achievement of specified performance targets during a specified term. Payments for stock appreciation rights and performance awards may be paid in cash, shares of our common stock, or a combination of cash and shares, as determined by the committee.

Acceleration of Awards, Lapse of Restrictions, Forfeiture

The committee may provide in the applicable agreement for the lapse of restrictions on restricted stock or other awards, accelerated vesting of stock options, stock appreciation rights and other awards, or acceleration of the term with respect to which the achievement of performance targets for performance awards is determined in the following circumstances:

•	a change in control of the company;

•	other fundamental changes in the corporate structure of the company;

•	death, disability, or qualified retirement; or

•	such other events as the committee may determine.

Adjustments, Modifications, Termination

The plan gives the committee discretion to adjust the kind and number of shares available for awards or subject to outstanding awards, the exercise price of outstanding stock options and performance targets for, and payments under, outstanding performance awards upon mergers, recapitalizations, stock dividends, stock splits, or similar changes affecting us. Adjustments in performance targets and payments on performance shares are also permitted upon the occurrence of such other events as may be specified by the committee.

The plan also gives our board of directors the right to terminate, suspend, or modify the plan. Amendments to the plan are subject to shareholder approval, however, if needed to comply with Rule 16b-3 under the Securities Exchange Act or federal tax laws relating to incentive stock options.

Under the plan, the committee may generally cancel outstanding stock options and stock appreciation rights in exchange for cash payments to the recipients upon dissolutions, liquidations, mergers, statutory share exchanges, or similar events involving us.

Item 13.    Certain Relationships and Related Transactions

Payments to Joseph Micatrotto, Jr.    Joseph Micatrotto, Jr., son of our former Chairman, President and Chief Executive Officer, Joseph P. Micatrotto, is a Paisano Partner. During fiscal 2004, we paid him a salary and bonus of $98,553.

Grant of Options under Our Key Employee Share Option Plan to Executive Officers.    In January 2002, we established a Key Employee Share Option Plan that (1) allows our compensation committee to award special compensation to key employees in the form of outright awards of options to purchase mutual fund shares; and (2) allows key employees to exchange future base and/or bonus compensation for options to purchase mutual fund shares. The mutual fund shares do not include BUCA stock. The awards are subject to investment gain or loss.

During fiscal 2002, our compensation committee made outright awards of options under our Key Employee Share Option Plan to our executive officers as follows (the value of each award is based on the asset value of the mutual fund shares less the exercise price on the date of the option grants): Mr. Micatrotto: $652,500; Mr. Gadel $93,750; Mr. Kohaut $93,750; and Mr. Motschenbacher $18,750. The net value of the outright awards vested or was scheduled to vest as follows:

•	Mr. Micatrotto: $65,250 in 2002; $130,500 in 2003; $163,125 in 2004; $195,750 in 2005 and $97,875 in 2006.

•	Mr. Gadel: $9,375 in 2002; $18,750 in 2003; $23,438 in 2004; $28,125 in 2005 and $14,063 in 2006.

•	Mr. Kohaut: $9,375 in 2002; $18,750 in 2003; $23,438 in 2004; $28,125 in 2005 and $14,063 in 2006.

•	Mr. Motschenbacher: $1,875 in 2002; $3,750 in 2003; $4,687 in 2004; $5,625 in 2005 and $2,813 in 2006.

During fiscal 2003, our compensation committee did not make any outright awards of options under our Key Employee Share Option Plan to any of our executive officers. During fiscal 2003, Messrs. Gadel and Kohaut elected to exchange base compensation for options under our Key Employee Share Option Plan as follows (all of the options granted in exchange for base compensation vested on the date of the option grants):

•	Mr. Gadel deferred $9,600 of base compensation in exchange for options to purchase $12,800 of mutual fund shares with an exercise price of $3,200 (25% of the value of the mutual fund shares on the date of grants).

•	Mr. Kohaut deferred $2,200 of base compensation in exchange for options to purchase $2,933 of mutual fund shares with an exercise price of $733 (25% of the value of the mutual fund shares on the date of grants).

During fiscal 2004, our compensation committee made outright awards of options under our Key Employee Share Option Plan to Messrs. Motschenbacher and Steven B. Hickey, Chief Marketing Officer. Mr. Hickey became an executive officer in January 2004. The awards were as follows (the value of each award is based on the asset value of the mutual fund shares less the exercise price on the date of the option grants): Mr. Motschenbacher $75,000 and Mr. Hickey $93,750. The net value of the outright awards vested or was scheduled to vest as follows:

•	Mr. Motschenbacher: $7,500 in 2004; $15,000 in 2005; $18,750 in 2006; $22,500 in 2007 and $11,250 in 2008.

•	Mr. Hickey: $9,375 in 2004; $18,750 in 2005; $23,438 in 2006; $28,125 in 2007 and $14,063 in 2008.

Upon Mr. Micatrotto’s resignation, he entered into a Waiver and Release of KEYSOP Benefits, dated as of June 4, 2004, whereby Mr. Micatrotto waived all rights to receive any payments under our KEYSOP Plan, including with respect to both vested and unvested benefits and released the company and the KEYSOP trustee from any claims under the KEYSOP Plan.

Under the terms of the KEYSOP Plan, upon Mr. Motschenbacher’s termination for cause, he was given 90 days to exercise the vested portion of any outstanding options. The time has since passed and the options have lapsed.

In October 2004, our board of directors took certain actions to freeze the assets and stop funding our KEYSOP plan. Participants were given the opportunity to exercise their outstanding vested options, upon termination of the plan any remaining outstanding options will be forfeited.

Item 14.    Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table shows the aggregate fees billed to us by Deloitte & Touche LLP for services rendered during fiscal years ended December 28, 2003 and December 26, 2004:

Description of Fees	Fiscal 2004 Amount		Fiscal 2003 Amount
Audit Fees	$1,025,000	(1)	$232,250	(4)
Audit Related Fees	39,821	(2)	20,320	(5)
Tax Fees	43,670	(3)	72,350	(6)
Other Fees	—		—

Total	$1,108,491		$324,920

(1)	Includes fees for the audits of our fiscal 2004 financial statements and internal controls over financial reporting and reviews of the related quarterly financial statements.
(2)	Includes fees for certain statutory audits in connection with our 401(k) and Employee Stock Ownership Plans and Vinny T’s of Boston accounting matters.
(3)	Includes fees for income tax return preparation, state, federal and international tax planning and state sales tax matters.
(4)	Includes fees for the audit of our fiscal 2003 financial statements and reviews of the related quarterly financial statements.
(5)	Includes fees for certain statutory audits in connection with our 401(k) and Employee Stock Ownership Plans and Vinny T’s of Boston accounting matters.
(6)	Includes fees for tax return preparation, state and federal tax planning and state sales tax matters.

Auditor Independence

The Audit Committee has considered whether, and has determined that, the provision of services by Deloitte & Touche LLP described under “All Other Fees” was compatible with maintaining the independence of Deloitte & Touche LLP as the company’s principal accountants.

In order to ensure that our independent auditors are engaged only to provide audit and non-audit services that are compatible with maintaining their independence, the audit committee requires that all audit and permissible non-audit services provided by our independent auditors be pre-approved by the audit committee or a designated member of the audit committee. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The audit committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor’s independence.

The audit committee pre-approved 100% of the services described in the “Independent Auditors’ Fees” table pursuant to engagements that occurred in fiscal 2004.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003 (as restated).	F-3
Consolidated Statements of Operations for the fiscal years ended December 26, 2004, December 28, 2003 (as restated), and December 29, 2002 (as restated).	F-4
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 26, 2004, December 28, 2003 (as restated) and December 29, 2002 (as restated).	F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2004, December 28, 2003 (as restated) and December 29, 2002 (as restated).	F-6
Notes to Consolidated Financial Statements	F-7

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Amended and Restated By-Laws of the Registrant. (2)
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)
4.1	Specimen of Common Stock certificate. (4)
4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein. (5)
4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein. (6)
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(7)
10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(8)
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *
10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(9)
10.5	Stock Option Plan for Non-Employee Directors. *(10)
10.6	BUCA, Inc. 401(k) Plan. (11)
10.7	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (12)
10.8	Split-Dollar Insurance Agreement, dated as of January 17, 1997, by and between the Registrant and Joseph P. Micatrotto. *(13)
10.9	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto. *(14)
10.10	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto. *(15)
10.11	Amendment No. 2 to Amended and Restated Employment Agreement dated as of December 9, 2002 between the Registrant and Joseph P. Micatrotto. *(16)
10.12	Amendment No. 3 to Amended and Restated Employment Agreement dated as of March 24, 2003 between the Registrant and Joseph P. Micatrotto. *(17)

10.13	Agreement for Waiver and Release of KEYSOP Benefits dated as of June 4, 2004 between the Registrant and Joseph P. Micatrotto. *(18)
10.14	Separation Agreement dated as of June 9, 2004 between the Registrant and Joseph P. Micatrotto. *(19)
10.15	Employment Agreement, dated as of December 9, 2002 by and between the Registrant and Greg A. Gadel. *(20)
10.16	Employment Agreement, dated as of December 9, 2002 by and between the Registrant and Joseph J. Kohaut. *(21)
10.17	Employment Agreement, dated as of January 5, 2004, by and between the Registrant and Steven B. Hickey. *(22)
10.18	Employment Agreement, dated as of October 14, 2004, by and between the Registrant and Wallace B. Doolin. *(23)
10.19	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Modesto Alcala. *(24)
10.20	Employment Agreement, dated as of June 15, 2004, by and between the Registrant and John J. Motschenbacher. *
10.21	Employment Agreement, dated as of February 24, 2005, by and between the Registrant and Kaye R. O’Leary. *(25)
10.22	Employment Agreement, dated as of March 30, 2005, by and between the Registrant and Richard G. Erstad. *(26)
10.23	Employment Agreement, dated as of February 21, 2005, by and between the Registrant and Cynthia C. Rodahl. *(27)
10.24	Separation Agreement, dated as of June 9, 2004, by and between the Registrant and Joseph P. Micatrotto. *(28)
10.25	Agreement for Waiver and Release of KEYSOP Benefits, dated as of June 4, 2004, by and between the Registrant and Joseph P. Micatrotto. *(29)
10.26	Separation Agreement, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. *(30)
10.27	General Release, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. *(31)
10.28	Amended and Restated BUCA Key Employee Share Option Plan (as amended as of January 13, 2003). *(32)
10.29	Form of Option Agreement for the BUCA Key Employee Share Option Plan (based on outright awards). *(33)
10.30	Form of Option Agreement for the BUCA Key Employee Share Option Plan (based on deferred compensation). *(34)
10.31	BUCA, Inc. Employee Stock Purchase Plan. (35)
10.32	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (36)
10.33	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (37)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(12)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(13)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the period ended December 28, 2003.
(14)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(15)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(16)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(17)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(20)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(21)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.

(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.
(28)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(30)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(31)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(32)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(33)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004.
(34)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004.
(35)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(36)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(37)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2005.

BUCA, INC.

By	/s/ WALLACE B. DOOLIN
Wallace B. Doolin Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 25, 2005.

/s/ WALLACE B. DOOLIN Wallace B. Doolin Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ KAYE R. O’LEARY Kaye R. O’Leary Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PAUL J. ZEPF Paul J. Zepf, Director

/s/ PETER J. MIHAJLOV Peter J. Mihajlov, Director

/s/ SIDNEY J. FELTENSTEIN Sidney J. Feltenstein, Director

/s/ JOHN P. WHALEY John P. Whaley, Director

BUCA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003 (as restated).	F-3
Consolidated Statements of Operations for the fiscal years ended December 26, 2004, December 28, 2003 (as restated), and December 29, 2002 (as restated).	F-4
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 26, 2004, December 28, 2003 (as restated) and December 29, 2002 (as restated).	F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2004, December 28, 2003 (as restated) and December 29, 2002 (as restated).	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BUCA, Inc. and subsidiaries (the “Company”) as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BUCA, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying 2003 and 2002 financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

July 25, 2005

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 26, 2004	December 28, 2003 (as restated—see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,314	$3,014
Accounts receivable	2,796	3,537
Inventories	7,379	7,625
Prepaid expenses and other	4,486	3,199

Total current assets	18,975	17,375

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	157,921	171,220
OTHER ASSETS	6,349	7,936
GOODWILL	—	11,591

	$183,245	$208,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,840	$14,399
Accrued gift cards and certificates	4,747	2,768
Accrued payroll and benefits	7,542	6,377
Accrued sales, property and income tax	3,590	1,148
Other accrued expenses	6,167	2,374
Line of credit borrowings	1,986	17,000
Current maturities of long-term debt and capitalized leases	1,368	5,115

Total current liabilities	39,240	49,181
LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	19,579	17,021
DEFERRED RENT	18,236	16,257
OTHER LIABILITIES	3,113	2,830

Total liabilities	80,168	85,289

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding Common stock, $.01 par value per share, 30,000,000 authorized; 20,165,975 and 16,804,921 shares issued and outstanding, respectively	202	168
Additional paid-in capital	169,112	151,538
Accumulated deficit	(65,122)	(27,535)

	104,192	124,171
Notes receivable from employee shareholders	(1,115)	(1,338)

Total shareholders’ equity	103,077	122,833

	$183,245	$208,122

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Fiscal Years Ended
	December 26, 2004	December 28, 2003 (as restated—see Note 2)	December 29, 2002 (as restated—see Note 2)
Restaurant sales	$258,408	$249,625	$233,388
Restaurant costs:
Product	65,879	62,595	58,820
Labor	86,440	81,332	72,440
Direct and occupancy	77,835	69,666	58,310
Depreciation and amortization	14,843	16,003	13,714

Total restaurant costs	244,997	229,596	203,284
General and administrative expenses	21,264	18,997	17,017
Pre-opening costs	1,651	3,022	3,492
Loss on impairment of long-lived assets	10,737	17,753	382
Loss on impairment of goodwill	11,591	—	—
Lease termination charges	1,939	—	—

Operating (loss) income	(33,771)	(19,743)	9,213
Interest income	71	95	188
Interest expense	(2,210)	(2,362)	(1,357)
Loss on early extinguishment of debt	(1,677)	—	(394)

(Loss) income before income taxes	(37,587)	(22,010)	7,650
Provision for income taxes	—	(1,539)	(2,779)

Net (loss) income	$(37,587)	$(23,549)	$4,871

Net (loss) income per common share—basic:
Net (loss) income per common share	$(1.92)	$(1.41)	$0.30

Weighted average common shares outstanding	19,608,465	16,738,032	16,498,204

Net (loss) income per common share—diluted:
Net (loss) income per common share	$(1.92)	$(1.41)	$0.29

Weighted average common shares outstanding	19,608,465	16,738,032	16,879,655

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended December 26, 2004, December 28, 2003 and December 29, 2002

(in thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 30, 2001 (as previously reported)	16,288	$163	$146,674	$(311)	$(934)	$145,592
Prior period adjustments (see Note 2)	0	0	83	(8,546)	0	(8,463)

Balance at December 30, 2001 (as restated—see Note 2)	16,288	$163	$146,757	(8,857)	(934)	137,129
Exercise of common stock options	220	2	1,650	—	—	1,652
Issuance of common stock	85	1	642	—	(643)	—
Repurchase of common stock from shareholders	(17)	—	(180)	—	180	—
Collections on notes receivable due from shareholders for purchase of common stock	—	—	—	—	279	279
Common stock issued under employee stock purchase plan	40	—	403	—	—	403
Stock option expense	—	—	53	—	—	53
Tax benefit of employee stock option exercises	—	—	872	—	—	872
Net income (as restated—see Note 2)	—	—	—	4,871	—	4,871

Balance at December 29, 2002 (as restated—see Note 2)	16,616	166	150,197	(3,986)	(1,118)	145,259
Exercise of common stock options	33	—	192	—	—	192
Issuance of common stock	134	1	819	—	(820)	—
Repurchase of common stock from shareholders	(46)	—	(390)	—	480	90
Collections on notes receivable due from shareholders for purchase of common stock	—	—	—	—	120	120
Common stock issued under employee stock purchase plan	68	1	426	—	—	427
Stock option expense	—	—	275	—	—	275
Tax benefit of employee stock option exercises	—	—	19	—	—	19
Net loss (as restated—see Note 2)	—	—	—	(23,549)	—	(23,549)

Balance at December 28, 2003 (as restated—see Note 2)	16,805	168	151,538	(27,535)	(1,338)	122,833
Exercise of common stock options	8	—	51	—	—	51
Issuance of common stock	3,382	34	17,575	—	(420)	17,189
Repurchase of common stock from shareholders	(63)	(1)	(331)	—	480	148
Collections on notes receivable due from shareholders for purchase of common stock	—	—	—	—	163	163
Common stock issued under employee stock purchase plan	51	1	230	—	—	231
Stock option expense	—	—	49	—	—	49
Net loss	—	—	—	(37,587)	—	(37,587)

Balance at December 26, 2004	20,183	$202	$169,112	$(65,122)	$(1,115)	$103,077

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	December 26, 2004	December 28, 2003 (as restated—see Note 2)	December 29, 2002 (as restated—see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,587)	$(23,549)	$4,871
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,843	16,003	13,714
Loss on impairment of long-lived assets	10,737	17,753	382
Loss on impairment of goodwill	11,591	—	—
Early extinguishment of debt	1,676	—	394
Deferred income taxes	—	3,700	(748)
Deferred rent	660	471	816
Tenant allowance proceeds	1,319	1,286	2,914
Other non-cash expense	197	390	84
Change in assets and liabilities:
Accounts receivable	741	(864)	(523)
Inventories	246	(982)	(1,108)
Prepaid expenses and other	(1,287)	(1,526)	(154)
Accounts payable	(559)	942	2,837
Accrued expenses	8,824	58	3,379
Other	336	(598)	166

Net cash provided by operating activities	11,737	13,084	27,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,727)	(27,196)	(43,710)
Proceeds from sale of property and equipment	—	3,642	—
Decrease/(increase) in other assets	1,891	362	(588)
Purchase of restaurant concept	—	—	(20,951)

Net cash used in investing activities	(9,836)	(23,192)	(65,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	38,486	45,000	20,000
Payments for line of credit borrowings	(53,500)	(32,000)	(16,000)
Proceeds from issuance of long-term debt	11,625	106	45,275
Principal payments on long-term debt	(12,814)	(3,859)	(20,365)
Financing costs	(1,981)	(266)	(2,024)
Collection on notes receivable from shareholders	163	180	279
Net proceeds from issuance of common stock	17,420	553	2,024

Net cash (used in) provided by financing activities	(601)	9,714	29,189

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,300	(394)	(9,036)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,014	3,408	12,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,314	$3,014	$3,408

See notes to consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended December 29, 2002,

December 28, 2003, and December 26, 2004

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At December 26, 2004, our 95 Buca di Beppo and 11 Vinny T’s of Boston restaurants are located in 30 states and the District of Columbia.

Segment Reporting—Our restaurants operate as similar concepts, are managed by individual restaurant, evaluated by the same management team, marketed to similar customers, and have comparable economic characteristics. Because we manage both restaurant concepts in a similar manner and allocate resources to each concept based upon their relative size to the entire organization, we have aggregated our operating segments into one reportable segment.

Fiscal Periods—The fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 were 52-week periods.

Principles of Consolidation—The consolidated financial statements include the accounts of BUCA, Inc. and its Subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash Equivalents—We consider all unrestricted demand deposits and all unrestricted highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At December 26, 2004 and December 28, 2003, we had no cash equivalents.

Fair Value of Financial Instruments—At December 26, 2004 and December 28, 2003, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt approximates its carrying value based upon current rates available to us.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation. Inventories consisted of the following as of December 26, 2004 and December 28, 2003 (in thousands):

	2004	2003
Food	$1,386	$1,161
Beverage	1,361	1,380
Supplies	4,592	4,659

	$7,339	$7,200

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Other Assets—Other assets, net of accumulated amortization, consisted of the following as of December 26, 2004 and December 28, 2003 (in thousands):

	2004	2003
Liquor licenses	$1,803	$1,901
Loan costs, net	1,615	1,759
KEYSOP investment account (Note 9)	1,014	1,854
Escrow deposits	526	487
Trademarks	874	874
Other	558	1,486

	$6,390	$8,361

Accumulated amortization for other assets was $542,000 at December 26, 2004 and $713,000 at December 28, 2003. Trademarks are a non-amortizing intangible asset with an indefinite life.

In fiscal 2002 we ceased to record amortization expense for intangible assets that do not have finite lives, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. We review our goodwill, liquor license, trademark and other long-term intangible asset carrying values for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value amount of the asset may not be recoverable (see “—Recoverability of Goodwill” below). In fiscal 2003, in conjunction with our annual evaluation of the recoverability of long-lived assets, we determined that $233,000 of liquor licenses was impaired. We amortize our loan costs over the period of the respective agreement.

In fiscal 2002, we determined that $300,000 of the development costs of our Buca di Beppo cookbook we were carrying would not be recovered due to reduced sales of the cookbooks. The $300,000 impairment charge was taken to general and administrative expense in fiscal 2002.

Recoverability of Long-Lived Assets—We review our long-lived assets, such as fixed assets and amortizable intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate undiscounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Recoverability of Goodwill—Our primary method in estimating the fair value of our Vinny T’s of Boston reporting unit includes forecasting the discounted future cash flows of estimated restaurant sales. We also use the values of the remaining lease terms of our Vinny T’s of Boston restaurants, fair values of similar restaurant concepts, expected growth rates of new and existing restaurant sales and other factors to estimate the fair value of the reporting unit. We use these multiple valuation methods to develop a fair value estimate as discussed in

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

paragraphs 23-25 of SFAS 142. Vinny T’s of Boston constitutes one reporting unit of the company because it represents a separate business and senior management on a regular basis reviews the financial performance of the entire unit. Because of our treatment of Vinny T’s of Boston as one reporting unit, we have reviewed the valuation of goodwill based upon the fair value of the entire concept against its carrying value. As discussed in Note 1 to the Consolidated Financial Statements, Segment Reporting, because (1) Vinny T’s of Boston is similar in nature to the Buca di Beppo restaurant reporting unit, (2) Vinny T’s of Boston is managed in a similar manner and (3) we allocate resources based upon its relative size to the overall organization, we have aggregated both reporting units into a single reportable segment for financial statement presentation purposes in accordance with paragraph 17 of SFAS 131. We assess the recoverability of goodwill that is related to our purchase of Vinny T’s of Boston on an annual basis or whenever events or changes in circumstance indicate the carrying value may not be recoverable. We test impairment at the Vinny T’s of Boston reporting unit level. Goodwill is deemed to be impaired if the fair value of the reporting unit is less than the carrying amount of its net assets, including goodwill. If goodwill is determined to be impaired, the loss is measured as the difference by which the carrying amount of the reporting unit exceeds its fair value. Fair value is an estimate based on the best information available, including estimated future discounted cash flows, expected growth rates of new and existing restaurant sales, remaining lease terms, fair value of similar restaurant concepts and other factors. If these assumptions change in the future, we may be required to take an asset impairment charge related to our goodwill. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates. We tested our goodwill for impairment at December 26, 2004 and determined that the concept was impaired and consequently incurred a charge of approximately $11.6 million.

Revenue Recognition—Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards (also known as stored value cards) are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, the liability for such cards are included in “other accrued expenses” on our accompanying consolidated balance sheets.

Operating Lease Costs—For our leased restaurant locations, we account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS No. 13.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the entire lease term, including cancelable option periods where failure to exercise such options would result in economic penalty. The initial rent term includes the “build-out”, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises. We may also expend cash for structural components of the building that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space, the lease agreement and in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” during the construction period, the amounts paid for structural components will be recorded as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pre-opening Costs—Pre-opening costs are expensed as incurred.

Other Accrued Expenses—Accrued expenses consisted of the following as of December 26, 2004 and December 28, 2003 (in thousands):

Fiscal year	2004	2003
Accrued legal settlement	$1,971	—
Accrued utilities	581	$611
Accrued construction	555	—
Accrued common area maintenance and percentage rent	233	92
Accrued credit card fees	359	349
Accrued interest	193	156
Other accrued expenses	2,275	1,166

Total other accrued expenses	$6,167	$2,374

Self-Insurance—We are self-insured for a portion of our current medical, dental, workers’ compensation, and general liability insurance programs. In estimating our self-insurance reserves, we utilize estimates of future losses, based upon our historical loss trends and historical industry data and actuarial estimates of settlement costs for incurred claims. These reserves are monitored and adjusted when warranted by changing circumstances.

Other Liabilities—Other liabilities consisted of the following as of December 26, 2004 and December 28, 2003 (in thousands):

	2004	2003
KEYSOP employee obligations (Note 9)	$387	$837
Deferred gain on sale and leaseback of property (1)	2,726	1,993

	$3,113	$2,830

(1)	In June 2003, we received $3,283,000 in net proceeds from the sale and leaseback transaction of the land and building at our St. Paul, Minnesota restaurant. The net book value at the time of the sale was $1,234,000, thus creating a $2,049,000 deferred gain on the sale and leaseback of the restaurant. This deferred gain is being recognized over the remainder of the 20-year initial operating lease term.

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were approximately $8,217,000, $5,669,000 and $5,446,000 for fiscal years 2004, 2003 and 2002, respectively.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock Compensation—We have chosen to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net income (loss) would have been decreased to the following pro forma amounts for the fiscal years ended December 29, 2002, December 28, 2003 and December 26, 2004 (in thousands, except for per share data):

	2004	2003	2002
Net (loss) income as reported	$(37,587)	$(23,549)	$4,871
Plus: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Less: Total stock-based employee compensation awards determined under fair value based method for all awards, net of related tax effects	(1,958)	(3,371)	(2,265)

Pro forma net income (loss)	$(39,545)	$(26,920)	$2,606

Net income (loss) per common share, basic:
As reported	$(1.92)	$(1.41)	$0.30
Pro forma	(2.02)	(1.61)	0.16
Net income (loss) per common share, diluted:
As reported	$(1.92)	$(1.41)	$0.29
Pro forma	(2.02)	(1.61)	0.15

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

	2004	2003	2002
Dividend yields	None	None	None
Expected volatility	60.0%	60.2%	64.6%
Expected life of option	7 Years	7 Years	7 years
Risk-free interest rate	3.87%	3.52%	4.30%

Net Income Per Share—Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. See Note 8 for a detailed computation.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46 (revised)”), which revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 (revised) requires an enterprise to consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. We have adopted FIN 46 (revised) during fiscal 2004 and it has had no impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued its final statement SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 1, subject to the level of options granted.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt FAS 153 for nonmonetary asset exchanges occurring in the second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate. We are currently reviewing and analyzing the impact of adopting FIN 47 will have on our consolidated financial statements.

2.    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 28, 2003, we identified errors in our accounting for leases, which included errors in the accounting for leasehold improvements, rent commencement dates, lease incentives and certain other leasing matters, and other accounting errors that were identified in connection with our recently completed internal investigation that affected our historical financial statements. As a result, we determined that it was necessary to restate the 2002 and 2003 financial statements (collectively, the “Restatement”). These errors are discussed in the following paragraphs.

Accounting for Real Estate Leases—Historically, when accounting for leases with renewal options, we have depreciated our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial lease term and all option periods for renewal of the lease which, when combined, generally ranged from 20 to 30 years (or over the useful life of the asset, if shorter). At the same time, we had recognized rent expense on a straight-line basis only over the initial term of the lease. We subsequently determined that we should have recognized rent on a straight-line basis over the initial lease term and those cancelable option periods where failure to exercise such options would result in an economic penalty. We also determined that the lease term should commence on the date when we become entitled to the use of the leased property, which precedes the opening date of the restaurant. In addition, we have historically netted tenant improvement allowances against the capitalized cost of leasehold improvements. We have now determined that tenant improvement allowances should have been recorded as a deferred rent credit and amortized over the life of

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the lease as a reduction in rent expense and that allowances received should be included in cash flows from operating activities.

Accounting for Certain Equity Transactions—We have, from time to time, awarded stock option grants to certain consultants as payment for services provided. SFAS 123 requires that the fair value of these options be recorded as an expense in the period during which the services are provided. We have now determined that the fair value of these options had not been recorded as an expense in the appropriate periods. We also determined that we were not correctly accounting for stock repurchases from employees. As part of the Paisano Partner Program (see Note 9), when Paisano Partners terminate employment with us, we have the option, but not the obligation, to buy out a Paisano Partner’s entire equity interest purchased under the Paisano Partner Program at the purchase price paid by the Paisano Partner, which may be paid in the form of a loan. In fiscal 2004, we began to record any reduction in the value of the common stock associated with the loan as a payroll expense. Historically, we had charged the reduction in value of the common stock to paid-in capital.

Accounting for certain property, equipment and leasehold improvement transactions—We have determined that our policies and practices regarding the capitalization of certain expenditures had not been properly applied in the following areas:

•	Pre-Opening Expenses. Historically, we have capitalized as leasehold improvements certain expenditures, such as utility costs, property tax payments and consulting fees, incurred prior to the restaurant opening. We have now determined that we should have recognized these expenditures as pre-opening expenses during the period incurred.

•	Décor Warehouse Expense and Repairs and Maintenance Expenses. Historically, we had capitalized amounts believed to extend the life of assets (such as “betterments”). We have now determined that these amounts should have been treated as décor warehouse expenses or repair and maintenance expenses.

•	Certain Consulting Fees. Historically, we have capitalized as fixed assets or as leasehold improvements certain expenses related to consulting arrangements with individuals for services in connection with the opening of new restaurants and in connection with the maintenance of existing restaurants. We have now determined that we should have recognized these expenditures as pre-opening expenses or as consulting expenses as incurred.

•	Certain Contributions to Annual Paisano Partner Conference. In the past, we have held an annual conference for our Paisano Partners that, consistent with industry practices, has been funded by contributions from our vendors. Historically, we had recorded these contributions as credits to general and administrative expense. We have now determined that these contributions should have been recognized as a reduction in costs for goods or services supplied by the vendor. We have determined that certain contributions, primarily from vendors providing construction services for new restaurants or repairs and maintenance of existing restaurants, had been inappropriately recorded as credits to general and administrative expense.

•	Construction Management Expense. Historically, we have capitalized expenses of our employees who were managing the construction of our new restaurants. We have now determined that certain of the amounts capitalized exceeded the expenses that we actually incurred for the employees.

•	Capitalized Interest. We identified instances where we had capitalized interest on restaurants constructed after the related assets had been placed in service.

•

Insufficient Documentation to Support Fixed Asset Additions and Dispositions.    Historically, we had capitalized the cost of certain technology services, equipment and maintenance services provided to us.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We have now determined that there was insufficient documentation to support the capitalization of consulting labor and maintenance and that these costs should have been recognized as consulting expenses or repairs and maintenance expenses when incurred.

Accounting for Employee Meals—We have provided meals at no charge for our restaurant and corporate office employees and in certain other cases for promotional purposes. Historically, these amounts have been included in restaurant sales, with a corresponding charge to either labor costs, direct and occupancy costs, or general and administrative expenses. We have now determined that these amounts should have been eliminated in the preparation of our consolidated financial statements. We had been properly accounting for the costs of the product and labor required to provide the meals in our restaurant costs. This error in accounting for employee and promotional meals had no impact on our net income (loss).

Accounting for Insurance Reserves—Historically, we did not record insurance reserves based upon an appropriate actuarially determined valuation that considered both known claims and incurred but not reported claims. We have reevaluated our methodology for developing our insurance reserve estimates and determined that our previous method was not accurately stating liabilities for these incurred claims. Thus, we engaged a third party actuary to determine an appropriate reserve and have increased our insurance reserves accordingly.

Accounting for Other Accruals—We also identified a number of other errors in the accounting for certain transactions, none of which are individually significant.

As a result, the accompanying consolidated financial statements for the fiscal years ended December 28, 2003 and December 29, 2002 have been restated from the amounts previously reported to correct the accounting for these errors.

The following table reconciles the change in net (loss) income due to the restatement (in thousands):

	For Fiscal Years Ended
	December 28, 2003	December 29, 2002
Net (loss) income as previously reported	$(12,300)	$7,996

Net impact of employee meals adjustment	0	0
Lease accounting	(850)	(1,083)
Equity transactions	(390)	(84)
Property, equipment and leasehold improvement transactions	(3,828)	(2,796)
Insurance reserves	(500)	(700)
Other	(101)	(232)

Total pretax earnings decrease	(5,669)	(4,895)
Tax effect of Restatement	(5,580)	1,770

Total net earnings decrease	$(11,249)	$(3,125)

Net (loss) income as restated	$(23,549)	$4,871

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the significant effects of the Restatement is as follows (in thousands, except share and per share data):

	For Fiscal Years Ended
	December 28, 2003 (as previously reported)	December 28, 2003 (as restated)	December 29, 2002 (as previously reported)	December 29, 2002 (as restated)
Restaurant sales	$257,043	$249,625	$240,259	$233,388
Costs and expenses	273,384	271,635	227,714	225,738

(Loss) income before income taxes	(16,341)	(22,010)	12,545	7,650
Benefit (provision) for income taxes	4,041	(1,539)	(4,549)	(2,779)

Net (loss) income	(12,300)	$(23,549)	7,996	$4,871

Net (loss) income per common share—basic	$(0.73)	$(1.41)	$0.48	$0.30

Weighted average common shares outstanding	16,738,032	16,738,032	16,498,204	16,498,204

Net (loss) income per common share—diluted	$(0.73)	$(1.41)	$0.47	$0.29

Weighted average common shares outstanding	16,738,032	16,738,032	16,879,655	16,879,655

	As of December 28, 2003
	As Previously Reported	Adjustments	As Restated
Prepaid expenses and other	$4,304	$(1,105)	$3,199
Total current assets	18,055	(680)	17,375
Property, equipment and leasehold improvements, net	177,170	(5,950)	171,220
Other assets	8,375	(439)	7,936
Goodwill	11,759	(168)	11,591
Total assets	215,359	(7,237)	208,122

Accrued expenses, deferred taxes and other	12,695	(28)	12,667
Total current liabilities	49,209	(28)	49,181
Other liabilities	3,932	15,155	19,087

Additional paid-in capital	150,982	556	151,538
Accumulated deficit	(4,615)	(22,920)	(27,535)
Total shareholders’ equity	145,197	(22,364)	122,833
Total liabilities and shareholder’s equity	215,359	(7,237)	208,122

The restatement also resulted in a change in the classification of cash flows related to tenant allowance proceeds recovered by landlords and purchases of property and equipment, which resulted in a decrease in cash provided by operating activities and a decrease in net cash used in investing activities of $1.0 million and $0.2 million for the fiscal years ended December 28, 2003 and December 29, 2002, respectively. The Restatement had no effect on historical cash balances or total cash flows for the years ended December 28, 2003 and December 29, 2002.

The restatement also resulted in an increase in accumulated deficit as of December 30, 2001 from ($0.3 million) to ($8.9 million).

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3.    LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND LEASE TERMINATION CHARGES

We have recorded a loss on the impairment of long-lived assets of approximately $17.8 million in fiscal 2003, and approximately $10.7 million in fiscal 2004. The fiscal 2003 impairment included the write-down of the property, equipment and leasehold improvements of nine restaurants in operation and the write-off of capitalized development costs for restaurants that we did not expect to open because of a reduction in our development plans. The impaired restaurants had developed a history of operating losses or negative cash flows. The impairment was taken because the value of estimated future undiscounted cash flows, including growth rates in comparable restaurant sales, was less than the carrying value of assets. Fiscal 2004 reflected a loss on impairment primarily because of the write-down of an additional nine restaurants in operation and the write-off of capitalized development costs for restaurants that we don’t expect to open because of a reduction in our development plans.

In 2004, our board of directors and management reached a decision to close several of our restaurants and to cancel the development of a number of restaurant sites. During fiscal 2004, we incurred lease termination fees of approximately $1.9 million to exit such leases. The fair value of these charges was estimated in accordance with the requirements of SFAS No. 146 Accounting for Costs Associated with Exit or Dispersal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties.

Accrued exit costs December 28, 2003	$0
Expenses accrued	1,939,000
Payments	(1,350,000)

Balance December 26, 2004	$589,000

4.    PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while repairs and maintenance costs are charged to expense. The cost of property and equipment is depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the lease, including extensions, or their estimated useful lives. Estimated useful lives and the components of property and equipment as of December 26, 2004 and December 28, 2003 (in thousands) are as follows:

	Years	2004	2003
Building and leasehold improvements	5–25	$137,935	$139,743
Furniture, fixtures and equipment	3–10	65,877	66,722
Land		11,406	11,332

		215,218	217,797
Accumulated depreciation		(57,296)	(46,576)

		$157,921	$171,220

We capitalize interest during the construction period prior to the opening of a new restaurant. We capitalized approximately $262,000, $180,000 and $129,000, in fiscal 2002, 2003 and 2004, respectively, of interest expenses to restaurant property and equipment. The capitalized interest is depreciated over the life of the related assets.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5.    CREDIT FACILITY

In October 2002, we closed on a credit facility comprised of a $25 million term loan and a $25 million line of credit facility with the option to borrow an additional $10 million under the line of credit provided we were not in default under the terms of the loan agreement at the time. The credit facility was amended in November 2003 and February 2004. As of June 27, 2004 we were in breach of certain financial covenants of the credit facility. In September 2004, we executed a Forbearance Agreement and Amendment No. 3 to our credit facility (the “Forbearance Agreement”). Under the Forbearance Agreement, the bank group agreed, subject to certain conditions, to forbear until November 15, 2004 from exercising their right and remedies arising as a result of our breach of the financial covenants. We incurred fees of $50,000 related to the Forbearance Agreement which were paid in the third quarter of 2004.

In November 2004, we terminated Amendment No. 3 of the credit facility and entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement or $15 million (including a letter of credit subfacility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008. At closing, we paid our new lenders closing fees, legal fees and title insurance totaling $1.0 million. These fees were capitalized as part of the new loan acquisition costs. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan, we are required to pay principal of $312,500 on January 1, 2005 and the first day of April, July, October and January of each year thereafter, through and including October 1, 2008. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 0.25 percentage points and the amended interest rate on the term loan B facility is Wells Fargo’s reference rate plus 6.75 percentage points. Under the credit facility our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales or properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of December 26, 2004, we had borrowed approximately $2.0 million under our revolving credit facility, $5.0 million under the term loan A facility and $15.0 million under the term loan B facility and our availability under the revolving credit facility was approximately $9.4 million.

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement that is not otherwise waived or cured. As of December 26, 2004, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio under our current credit facility. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the amendment and waiver, the interest rate on the term loan B portion of the credit facility was increased effective February 1, 2005 from Wells Fargo’s reference rate plus 4.75 percentage points to Wells Fargo’s reference rate plus 6.75 percentage points. We also paid a waiver fee of $400,000 to our lenders. We expect to be in compliance with the financial covenants of the credit facility for the next twelve months.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    LONG-TERM DEBT AND CAPITALIZED LEASES

Long-term debt and capital leases consisted of the following as of December 28, 2003 and December 26, 2004 (in thousands):

	2004	2003
Senior term loan payable (Note 5)	$20,000	$21,250
Note payable in monthly installments, including interest at 12.0%, maturing September 2014, collateralized by leasehold improvements	411	434
Note payable in quarterly installments, including interest at 10.0%, maturing October 2011, collateralized by leasehold improvements	219	239
Capitalized lease payable in monthly installments, maturing June 2006, collateralized by equipment	42	69
Capitalized lease payable in monthly installments, maturing May 2006, collateralized by equipment	40	63
Note payable in monthly installments, including interest at 10.0%, maturing March 2014, collateralized by leasehold improvements	235	—
Interest free notes payable in monthly installments, maturing May 2006, collateralized by equipment	—	41
Interest free notes payable in monthly installments, maturing May 2006, collateralized by equipment	—	40

Total	20,947	22,136
Current maturities	1,368	5,115

Total long-term maturities	$19,579	$17,021

The future maturities of long-term debt principal payments, including capital leases, are as follows (in thousands):

2005	$1,368
2006	1,347
2007	1,328
2008	16,337
2009	96
Thereafter	472

$20,948

In fiscal 2002 and fiscal 2004, we recognized early extinguishment of debt charges of $394,000 and $1.7 million, respectively, which included the expensing of deferred financing costs associated with the extinguished debt.

7.    INCOME TAXES

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and applicable statutory tax rates. A valuation allowance was recorded at December 26, 2004 and December 28, 2003 against net deferred tax assets to reduce net deferred tax assets to zero as it was deemed more likely than not that they would not be realized in the future due to recent operating losses.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We have federal general business credits of approximately $3.6 million and net operating loss carry forwards of $19 million that will begin to expire in 2018 and 2023, respectively, if not used. We also have net state operating loss carry forwards of approximately $24 million, which, if not used, will begin to expire in 2014.

The (provision for) benefit from income taxes consisted of the following for the fiscal years ended December 26, 2004, December 28, 2003, and December 29, 2002 (in thousands):

	2004	2003	2002
Current: Federal	$—	$2,055	$(1,480)
State	—	106	(551)
Deferred: Federal	—	(2,864)	(855)
State	—	(836)	107

Provision for income taxes	$—	$(1,539)	$(2,779)

The reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the fiscal years ended December 29, 2002, December 28, 2003 and December 26, 2004 is as follows:

	2004	2003	2002
Federal statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	3.9	5.8	(3.8)
Tip credit—FICA	0	4.7	6.8
Valuation allowance	(37.5)	(53.1)	0
Tax reserves	0	1.7	(4.1)
Other	(0.4)	(0.1)	(1.2)

Provision for income taxes	0%	(7.0)%	(36.3)%

The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows as of December 26, 2004 and December 28, 2003 (in thousands):

	2004	2003
Assets:
Net operating loss carry forwards and other tax credits	$11,415	$5,228
Property and equipment	6,893	4,975
Goodwill	3,513	—
Deferred rent	3,423	3,147
Insurance reserves	1,053	819
Litigation reserve	702	—
Other	392	—
Valuation allowance	(25,632)	(11,696)

	1,759	2,473

Liabilities:
Inventory	1,759	1,782
Goodwill and other	—	691

	1,759	2,473

Net deferred tax asset:	$—	$—

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8.    NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	2004	2003	2002
Net (loss) income	$(37,587)	$(23,549)	$4,871

Basic weighted average common shares outstanding	19,608,465	16,738,032	16,498,204
Effect of dilutive securities:
Stock options			381,451

Diluted weighted average common shares assumed outstanding	19,608,465	16,738,032	16,879,655

Basic net income (loss) per common share	$(1.92)	$(1.41)	$0.30

Diluted net income (loss) per common share	$(1.92)	$(1.41)	$0.29

Diluted loss per common share excludes 712,280 stock options at a weighted average price of $12.49 in fiscal 2002, 2,175,328 stock options at a weighted average price of $10.26 in fiscal 2003 and 2,014,406 stock options at a weighted average price of $12.02 in fiscal 2004 due to their antidilutive effect.

9.    EMPLOYEE BENEFIT PLANS

Our employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in our 401(k) Plan. Under the provisions of the plan, we may, at our discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. We made no contributions to the plan during fiscal 2002, 2003 or 2004.

Our employee stock purchase plan enables eligible employees to purchase our common stock at 85% of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with us for at least one year and to have averaged 20 hours per week during the prior year. Shares were issued as follows:

	2004	2003	2002
Shares purchased	50,746	94,886	40,006
Share high	$5.82	$7.07	$15.14
Share low	$3.60	$4.45	$6.06

Since January 2002, we have maintained a Key Employee Stock Ownership Plan (KEYSOP) that allowed certain employees the option to purchase mutual fund investments on a tax advantaged basis. Options under our KEYSOP may be granted by the Compensation Committee of our Board of Directors to any executive officer or any key employee of the company who occupies a senior management position and whom the Compensation Committee determines to have the capability of making a substantial contribution to our success. In making this selection, the Compensation Committee may consider any factors that it deems relevant, including the employee’s functions, responsibilities, value of services to the company and past and potential contributions to the company’s success and growth.

In October 2004, the Board of Directors took certain actions to freeze the assets and stop funding the KEYSOP plan. We had $1,854,000 at December 28, 2003 and $1,014,000 at December 26, 2004 in invested

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

assets to hedge current and future obligations under the KEYSOP. We recognized a related liability of $542,000 at December 28, 2003 and $442,000 at December 26, 2004 for vested obligations due to KEYSOP participants. We also recorded a long-term liability of $837,000 at December 28, 2003 and $387,000 at December 26, 2004 for the unvested obligation due to KEYSOP participants.

In August 2004, we established a Phantom Stock Plan as a performance incentive program for key restaurant management personnel. The plan give such managers the right to receive a cash payment equal to the value of a specified number of shares provided such manager remains our employee until at least January 1, 2006. After that date, but not later than December 31, 2007, each such manager can request a payment from the company that is equal to the number of shares times the weighted average of the closing prices of our stock during the full calendar month preceding the month in which such payment is requested. We retain the right to offset any amounts due to us from the manager, prior to issuing any payment under the plan. As of December 31, 2004, there were a total of 169 managers enrolled in the program, each of whom had been granted between 250-2500 units (or share equivalents) under the plan, representing a total of 125,900 units or share equivalents. We are recognizing the expense of this plan on a straight-line or monthly basis over 17 months, less an allowance for estimated turnover. As of December 31, 2004, we have recognized and accrued total expense of $185,000 for the plan.

10.    COMMITMENTS AND CONTINGENCIES

Leases—We are obligated under various operating leases for restaurant and storage space and equipment. Generally, the base lease terms are between five and 25 years. Certain of the leases provide for additional rents based on a percentage of annual sales in excess of stipulated minimums. The leases also require us to pay our pro rata share of real estate taxes, operating expenses, and common area costs. In addition, we have received lease incentives in connection with certain leases. We are recognizing the benefits related to the lease incentives on a straight-line basis over the applicable lease term. We have recorded deferred rent related to these lease incentives of $1,104,000 at December 28, 2003 and $1,244,000 at December 26, 2004.

Total rent expense, including base rent and percentage rent, was approximately $13,561,000 in fiscal 2002, $16,182,000 in fiscal 2003 and $17,241,000 in fiscal 2004.

Approximate future minimum lease obligations, and excluding percentage rents, at December 26, 2004 are as follows (in thousands):

2005	$17,974
2006	18,298
2007	18,584
2008	18,693
2009	18,765
Thereafter	252,717

Total future minimum base rents	$345,031

Litigation—In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of California Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

settlement has not yet been approved by the court. The proposed settlement structure is expected to result in an estimated liability between $1.5 and $2.0 million. The actual amount under the proposed settlement structure will be dependent on how many members of the putative class file timely claims, assuming judicial approval. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action. This expense amount is included in general and administrative expense in the accompanying financial statements.

In February 2005, the SEC informed us that it had issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We are cooperating and assisting with the SEC’s investigation in order to bring the inquiry to a conclusion as promptly as possible. Any unfavorable finding from the SEC as a result of the investigation could have a material adverse effect on our company.

Our company, as nominal defendant, our five directors, and three of our former officers have been named as defendants in purported derivative actions that were filed in April 2005 in the Hennepin County District Court, State of Minnesota. The actions have been consolidated under the title In re Buca, Inc. Shareholder Derivative Litigation. A consolidated complaint has been filed by two shareholders who allege that the individual defendants breached their fiduciary duties by ignoring, and failing to correct, problems with the company’s financial accounting and internal controls. The plaintiffs seek compensatory damages from the individual defendants for losses allegedly sustained by the company, which include the costs of internal investigations and an SEC investigation. The plaintiffs also seek unspecified equitable relief and an award of attorneys’ fees and costs of litigation.

The defendants have not yet responded to the consolidated complaint. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are subject to certain legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Employment Agreements—We entered into an employment agreement with our Chairman, President and Chief Executive Officer on October 14, 2004. The agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement expires on December 31, 2007 with renewal provisions.

We entered into an employment agreement with our Chief Operating Officer on February 10, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments.

We entered into an employment agreement with our Chief Financial Officer on February 24, 2005, pursuant to which she assumed her duties as our Chief Financial Officer on March 15, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We entered into an employment agreement with our Chief Family Resource Officer on February 21, 2005, pursuant to which she assumed her duties as Chief Family Resource Officer on March 10, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments.

We entered into an employment agreement with our General Counsel and Secretary on March 30, 2005, pursuant to which he assumed his duties as General Counsel and Secretary on April 18, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments.

We entered into employment agreements with our Senior Vice President of Food & Beverage and Purchasing on December 9, 2002 and with our Chief Marketing Officer on January 5, 2004. Each agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). Each agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreements expire on December 31, 2005.

11.    RELATED-PARTY AND CERTAIN TRANSACTIONS

Management Agreement—In 2000, we entered into a management agreement with a former member of our Board of Directors to provide for certain management and administrative services. Management fees of approximately $131,000 in fiscal 2002 and $48,000 in fiscal 2003 were paid to the former director.

Consulting Fees—The son of a former member of our Board of Directors performs architectural and design-related services for us. We paid to him consulting fees of $164,000 in fiscal 2002, $234,000 in fiscal 2003 and $45,000 in fiscal 2004.

Compensation Expenses—The son of our former Chairman, President and Chief Executive was a Paisano Partner. We paid him a salary and bonus of $82,000 in fiscal 2002, $97,000 in fiscal 2003, and $98,451 in fiscal 2004.

Employee Loan—In March 2001, we entered into a $150,000 unsecured loan with one of our officers. The loan accrued interest at a rate of 8% per annum with a term of two years. The full loan amount and interest were forgiven in February 2002 and recorded as a general and administrative expense.

Wine Vendor Real Estate Investment—We have a vendor relationship in with a vintner in Italy from whom we purchased $1,886,000 of wine during fiscal 2003 and $1,227,000 of wine during fiscal 2004. We also purchased land and property for development in Sermenino, Italy through this vendor as our agent. The land and property were intended to be as used a training facility. As of December 26, 2004, we had invested a total of $581,000 in the development of the property. In February 2005, we sold the property to the wine vendor for $380,247.

12.    SHAREHOLDERS’ EQUITY

Stock Option Plans—Our 1996 Incentive Stock Option Plan (the 1996 Plan) allows our board of directors to grant options to purchase shares of our stock to eligible employees for both incentive and non-statutory stock options. Options granted under the 1996 Plan vest as determined by the board of directors (generally five years)

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and are exercisable for a term not to exceed ten years. The board of directors and shareholders approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan and as a result of these amendments, the aggregate number of shares available for issuance under the 1996 Plan has been increased to 3,450,000. In December 2004, our board of directors accelerated the vesting of outstanding options with an exercise price in excess of $10 per share for the purpose of improving employee retention and morale.

During 2000, we adopted the 2000 Stock Incentive Plan (the 2000 Plan); pursuant to which options to acquire an aggregate of 300,000 shares of our common stock may be granted to eligible employees. Our officers and directors are explicitly excluded from participation in the 2000 Plan.

The weighted average grant date fair value of options granted was $5.12 per share in fiscal 2004, $5.85 per share in fiscal 2003 and $6.86 per share in fiscal 2002. A summary of the status of our stock options is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant
Outstanding, December 30, 2001	1,757,894	$11.13	$4.50-17.55	202,363

Granted	844,650	8.12	6.46-15.81
Exercised	(220,275)	7.45	5.63-13.75
Terminated	(131,300)	11.40	6.46-15.31

Outstanding, December 29, 2002	2,250,969	10.34	4.50-17.55	173,432
Granted	533,649	6.20	5.00-16.88
Exercised	(33,000)	5.11	5.00-6.49
Terminated	(232,926)	9.25	5.63-17.00

Outstanding, December 28, 2003	2,518,692	9.63	4.50-17.55	218,616
Granted	997,000	5.13	3.99-7.27
Exercised	(13,000)	6.38	5.62-6.81
Terminated	(969,438)	10.30	4.50-17.00

Outstanding, December 26, 2004	2,518,254	7.70	$3.99-17.55	205,178

Exercisable, December 26, 2004	1,984,264	$7.76	$3.99-17.55

Information regarding options outstanding and exercisable at December 26, 2004 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 3.99 – 5.25	504,666	9.9	$4.44	454,666	$4.40
5.26 – 6.00	481,707	8.7	5.63	373,207	5.59
6.01 – 6.50	601,000	7.8	6.36	410,000	6.43
6.51 – 11.49	511,931	4.5	9.95	439,941	10.03
11.50 – 17.55	418,950	6.4	13.54	306,450	13.56

$ 3.99 – 17.55	2,518,254	7.6	$7.70	1,984,264	$7.76

Paisano Partner Program—Under our Paisano Partner program, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. The Paisano Partner also receives stock options and is required to purchase between $10,000 and $20,000 of our common stock at the

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

time of employment in the position. The Paisano Partner program strives to motivate our restaurant general managers, whom we refer to as Paisano Partners, to act as partners in the overall success of the company. We have the option, but not the obligation, to buy-out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initiation of bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. We record the equity issuance as an increase to shareholder’s equity. If a Paisano Partner chooses to fund the purchase of the $20,000 equity investment through a loan from us, we record a note receivable from shareholders. Because the loan is made against an equity issuance of our stock, we record the remaining principal due on the loan as a reduction to shareholder’s equity consistent with the guidance in SEC Staff Accounting Bulletin, Topic 4E. When a Paisano Partner makes a loan payment, we record interest income on, and a reduction in the principal balance of, the loan in accordance with the amortization schedule for the loan. All loans to Paisano Partners are made at an 8% fixed interest rate and are primarily collected through automatic payroll deductions. In the case of termination of employment of a Paisano Partner within five years after the purchase date of the equity interest, we either (1) continue to collect payments on the loan in accordance with its terms or (2) exercise our option to buy-out the Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner and reduce our note receivable due from employee shareholders accordingly. The notes receivable balances related to stock purchases by Paisano Partners were approximately $1,115,000 and $1,338,000 as of December 26, 2004 and December 28, 2003, respectively. At December 26, 2004 and December 28, 2003, respectively, 246,270 and 306,286 shares of common stock were issued under this program.

Private Placement of Common Stock—On February 26, 2004, we completed the sale of 3.3 million shares in a private placement of our stock at a price of $5.50 per share for total gross proceeds of $18.2 million. After deducting equity transaction costs of approximately $1 million, we received net proceeds from the equity sale of approximately $17.4 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes. We filed a registration statement with the SEC on Form S-3 on March 19, 2004 to facilitate resale of these shares. The SEC declared the registration statement effective on May 14, 2004.

13. SUPPLEMENTAL	CASH FLOW INFORMATION

The following is supplemental cash flow information for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 (in thousands):

	2004	2003	2002
Cash paid during year for:
Interest, net of amount capitalized of $130,000, $180,000 and $129,000, respectively	$1,624	$2,411	$1,017
Income taxes	0	68	1,213
Non-cash investing and financing activities:
Shareholder receivable from issuance of common stock	420	820	643
Shareholder receivable reduction due to repurchase of common stock	480	420	180

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14.    SELECTED QUARTERLY DATA -Unaudited

The following table reconciles the change in net (loss) income due to the restatement (in thousands):

	For Quarters Ended
	September 26, 2004	June 27, 2004	March 28, 2004	December 28, 2003	September 28, 2003	June 29, 2003	March 30, 2003
Net (loss) income as previously reported	$(14,574)	$(3,907)	$(1,503)	$(11,734)	$(2,091)	$427	$1,098
Net impact of employee meals adjustment	0	0	0	0	0	0	0
Lease accounting	(113)	(113)	(113)	(213)	(212)	(212)	(212)
Equity transactions	—	—	—	(390)	—	—	—
Property, equipment and leasehold improvement transactions	221	336	243	(2,622)	(344)	(469)	(394)
Insurance reserves	—	—	—	(125)	(125)	(125)	(125)
Other	8	8	8	(23)	(25)	(25)	(28)

Total pretax earnings increase (decrease)	116	231	138	(3,373)	(706)	(831)	(759)
Tax effect of restatement	—	—	—	(6,429)	261	307	281

Total net earnings increase (decrease)	$116	$231	$138	$(9,802)	$(445)	$(524)	$(478)

Net (loss) income, as restated	$(14,458)	$(3,676)	$(1,365)	$(21,536)	$(2,536)	$(97)	$620

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents the significant effects of the Restatement on the quarterly consolidated statements of operations (in thousands, except share and per share data):

	Fiscal 2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Restaurant sales	$66,487	$64,689	$65,241	$63,631	$62,531	$60,899	$69,189
Costs and expenses	67,990	66,054	69,148	67,307	77,105	75,357	87,277

(Loss) income before income taxes	(1,503)	(1,365)	(3,907)	(3,676)	(14,574)	(14,458)	(18,088)
Benefit (provision) for income taxes	—	—	—	—	—	—	—

Net (loss) income	$(1,503)	$(1,365)	$(3,907)	$(3,676)	$(14,574)	$(14,458)	$(18,088)

Net (loss) income per common share— basic	$(0.08)	$(0.08)	$(0.19)	$(0.18)	$(0.72)	$(0.72)	$(0.90)
Weighted average common shares outstanding	17,940,135	17,940,135	20,146,232	20,146,232	20,150,065	20,150,065	20,182,706
Net (loss) income per common share— diluted	$(0.08)	$(0.08)	$(0.19)	$(0.18)	$(0.72)	$(0.72)	$(0.90)
Weighted average common shares outstanding	17,940,135	17,940,135	20,146,232	20,146,232	20,150,065	20,150,065	20,182,706

	Fiscal 2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Restaurant sales	$62,345	$60,634	$64,971	$63,203	$62,110	$60,251	$67,617	$65,537
Costs and expenses	60,682	59,730	64,392	63,455	65,185	64,032	83,125	84,418

(Loss) income before income taxes	1,663	904	579	(252)	(3,075)	(3,781)	(15,508)	(18,881)
Benefit (provision) for income taxes	(565)	(284)	(152)	155	984	1,245	3,774	(2,655)

Net (loss) income	$1,098	$620	$427	$(97)	$(2,091)	$(2,536)	$(11,734)	$(21,536)

Net (loss) income per common share—basic	$0.07	$0.04	$0.03	$(0.01)	$(0.12)	$(0.15)	$(0.70)	$(1.28)
Weighted average common shares outstanding	16,649,686	16,649,686	16,720,812	16,720,812	16,760,163	16,760,163	16,798,055	16,798,055
Net (loss) income per common share—diluted	$0.07	$0.04	$0.03	$(0.01)	$(0.12)	$(0.15)	$(0.70)	$(1.28)
Weighted average common shares outstanding	16,655,110	16,655,110	16,655,110	16,655,110	16,760,163	16,760,163	16,798,055	16,798,055

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws of the Registrant. (2)	Incorporated by Reference
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)	Incorporated by Reference
4.1	Specimen of Common Stock certificate. (4)	Incorporated by Reference
4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein. (5)	Incorporated by Reference
4.3	Schedule of Investors who have executed the Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein. (6)	Incorporated by Reference
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. * (7)	Incorporated by Reference
10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. * (8)	Incorporated by Reference
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *	Filed Electronically
10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. * (9).	Incorporated by Reference
10.5	Stock Option Plan for Non-Employee Directors. * (10).	Incorporated by Reference
10.6	BUCA, Inc. 401(k) Plan. (11).	Incorporated by Reference
10.7	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (12).	Incorporated by Reference
10.8	Split-Dollar Insurance Agreement, dated as of January 17, 1997, by and between the Registrant and Joseph P. Micatrotto. * (13)	Incorporated by Reference
10.9	Amended and Restated Employment Agreement dated as of February 17, 1999, between the Registrant and Joseph P. Micatrotto * (14)	Incorporated by Reference
10.10	Amendment No. 1 to Amended and Restated Employment Agreement dated as of September 20, 2000 between the Registrant and Joseph P. Micatrotto. *(15).	Incorporated by Reference
10.11	Amendment No. 2 to Amended and Restated Employment Agreement dated as of December 9, 2002 between the Registrant and Joseph P. Micatrotto. * (16)	Incorporated by Reference
10.12	Amendment No. 3 to Amended and Restated Employment Agreement dated as of March 24, 2003 between the Registrant and Joseph P. Micatrotto. * (17)	Incorporated by Reference
10.13	Agreement for Waiver and Release of KEYSOP Benefits dated as of June 4, 2004 between the Registrant and Joseph P. Micatrotto. * (18)	Incorporated by Reference
10.14	Separation Agreement dated as of June 9, 2004 between the Registrant and Joseph P. Micatrotto. * (19)	Incorporated by Reference
10.15	Employment Agreement, dated as of December 9, 2002 between the Registrant and Greg A. Gadel. * (20).	Incorporated by Reference
10.16	Employment Agreement, dated as of December 9, 2002 between the Registrant and Joseph J. Kohaut. * (21).	Incorporated by Reference
10.17	Employment Agreement, dated as of January 5, 2004 between the Registrant and Steven B. Hickey. * (22).	Incorporated by Reference
10.18	Employment Agreement, dated as of October 14, 2004 between the Registrant and Wallace B. Doolin. * (23).	Incorporated by Reference

Exhibit	Description	Method of Filing
10.19	Employment Agreement, dated as of February 10, 2005 between the Registrant and Modesto Alcala. * (24).	Incorporated by Reference
10.20	Employment Agreement, dated as of June 15, 2004 between the Registrant and John J. Motschenbacher. * .	Filed Electronically
10.21	Employment Agreement, dated as of February 24, 2005, by and between the Registrant and Kaye R. O’Leary. * (25)	Incorporated by Reference
10.23	Employment Agreement, dated as of March 30, 2005, by and between the Registrant and Richard G. Erstad. * (26)	Incorporated by Reference
10.24	Employment Agreement, dated as of February 21, 2005, by and between the Registrant and Cynthia C. Rodahl. * (27)	Incorporated by Reference
10.25	Separation Agreement, dated as of June 9, 2004, by and between the Registrant and Joseph P. Micatrotto. * (28)	Incorporated by Reference
10.26	Agreement for Waiver and Release of KEYSOP Benefits, dated as of June 4, 2004, by and between the Registrant and Joseph P. Micatrotto. * (29)	Incorporated by Reference
10.27	Separation Agreement, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. * (30)	Incorporated by Reference
10.28	General Release, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. * (31)	Incorporated by Reference
10.29	Amended and Restated BUCA Key Employee Share Option Plan (as amended as of January 13, 2003). * (32)	Incorporated by Reference
10.30	Form of Option Agreement for BUCA Key Employee Share Option Plan (based on outright awards). * (33).	Incorporated by Reference
10.31	Form of Option Agreement for BUCA Key Employee Share Option Plan (based on deferred compensation). * (34).	Incorporated by Reference
10.32	BUCA, Inc. Employee Stock Purchase Plan. (35)	Incorporated by Reference
10.33	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (36)	Incorporated by Reference
10.34	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative
	Agent. (37)	Incorporated by Reference
21.1	Subsidiaries of the Registrant.	Filed Electronically
23.1	Consent of Deloitte & Touche LLP.	Filed Electronically
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification by Principal Financial and Accounting Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification by Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(12)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(13)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the period ended December 28, 2003.
(14)	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(15)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2000.
(16)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(17)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(20)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(21)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.
(28)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(30)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(31)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.

(32)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
(33)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004.
(34)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004.
(35)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(36)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(37)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.