Form 10-Q
period 2005-03-27
BUCA INC /MN
filed 2005-07-25
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 27, 2005

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 20,216,396 shares outstanding as of July 20, 2005.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 27, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,614	$4,314
Accounts receivable	3,882	2,796
Inventories	7,050	7,379
Prepaid expenses and other	2,583	4,486

	19,129	18,975

Property, equipment and leasehold improvements, net	153,619	157,921

Other assets	6,188	6,349

	$178,936	$183,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,242	$13,840
Accrued gift cards and certificates	2,204	4,747
Accrued payroll and benefits	7,430	7,542
Accrued sales, property and income tax	3,035	3,590
Other accrued expenses	4,801	6,167
Line of credit borrowings	4,900	1,986
Current maturities of long-term debt and capitalized leases	1,368	1,368

Total current liabilities	36,980	39,240

Long-term liabilities:
Long-term debt and capital leases, less current maturities	19,221	19,579
Deferred rent	18,168	18,236
Other liabilities, net	3,088	3,113

Total liabilities	77,457	80,168

Commitments and contingencies (Note 10)

Shareholders’ equity:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding Common stock, $.01 par value per share, 30,000,000 authorized; 20,211,913 and 16,804,921 shares issued and outstanding, respectively	202	202
Additional paid-in capital	169,075	169,112
Accumulated deficit	(66,747)	(65,122)

	102,530	104,192
Notes receivable from employee shareholders	(1,051)	(1,115)

Total shareholders’ equity	101,479	103,077

	$178,936	$183,245

See notes to condensed consolidated financial statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004 (as restated— see Note 2)
Restaurant sales	$70,453	$64,689
Restaurant costs:
Product	18,158	16,482
Labor	23,254	21,588
Direct and occupancy	19,741	18,452
Depreciation and amortization	3,776	3,725

Total restaurant costs	64,929	60,247
General and administrative expenses	5,473	4,526
Pre-opening costs	244	177
Loss on impairment of long-lived assets	440	—
Lease termination costs	74	—

Operating loss	(707)	(261)
Interest income	24	25
Interest expense	(942)	(605)
Loss on early extinguishment of debt	—	(524)

Loss before income taxes	(1,625)	(1,365)
Income taxes	—	—
Net loss	$(1,625)	$(1,365)

Net loss per share - basic	$(0.08)	$(0.08)
Weighted average common shares outstanding - basic	20,180,235	17,940,135

Net loss per share - diluted	$(0.08)	$(0.08)
Weighted average common shares outstanding - diluted	20,180,235	17,940,135

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004 (as restated—see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,625)	$(1,365)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,776	3,725
Loss on impairment of long-lived assets	440
Loss on early extinguishment of debt		524
Change in assets and liabilities:
Accounts receivable	(1,086)	362
Inventories	330	139
Prepaid expenses and other	1,903	(968)
Accounts payable	(598)	(3,386)
Accrued expenses and other	(4,577)	(1,458)
Other	(131)	92

Net cash used in operating activities	(1,568)	(2,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(262)	(2,402)
Proceeds from sale of property and equipment	349	91
Decrease in other assets	163	(84)

Net cash provided by (used in) investing activities	250	(2,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	4,588	10,500
Principal payments on line of credit borrowings	(1,986)	(14,500)
Proceeds from long-term debt borrowings		250
Principal payments on long-term debt and capital leases	(45)	(9,817)
Financing costs	(3)	(267)
Collection on notes receivable from shareholders	64	53
Net proceeds from issuance of common stock		17,358

Net cash provided by financing activities	2,618	3,577

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,300	(1,153)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314	3,014

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,614	$1,861

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us or our) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At March 27, 2005, we had 107 restaurants located in 30 states and the District of Columbia.

The accompanying consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen weeks ended March 27, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

The balance sheet at December 26, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes for the fiscal year ended December 26, 2004 included in our Annual Report on Form 10-K.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the thirteen weeks ended March 28, 2004, we identified errors in our accounting for leases, which included errors in the accounting for leasehold improvements, rent commencement dates, lease incentives and certain other leasing matters, and other accounting errors that were identified in connection with our recently completed internal investigation that affected our historical financial statements. These errors are discussed in the following paragraphs.

Accounting for Real Estate Leases—Historically, when accounting for leases with renewal options, we have depreciated our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial lease term and all option periods for renewal of the lease which, when combined, generally ranged from 20 to 30 years (or over the useful life of the asset, if shorter). At the same time, we had recognized rent expense on a straight-line basis only over the initial term of the lease. We subsequently determined that we should have recognized rent expense on a straight-line basis over the initial lease term and those cancelable option periods where failure to exercise such options would result in an economic penalty. We also determined that the lease term should commence on the date when we become entitled to the use of the leased property, which precedes the opening date of the restaurant. In addition, we have historically netted tenant improvement allowances against the capitalized cost of leasehold improvements. We have now determined that tenant improvement allowances should have been recorded as a deferred rent credit and amortized over the life of the lease as a reduction in rent expense and that allowances received should be included in cash flows from operating activities.

Accounting for certain property, equipment and leasehold improvement transactions—We determined that our policies and practices regarding the capitalization of certain expenditures had not been properly applied. The resulting adjustments recorded to property, equipment and leasehold improvements in prior periods decreased depreciation expense from that previously reported. In addition, we had improperly applied our policies and practices regarding the capitalization of expenditures in the following areas:

•	Pre-opening Expenses. Historically, we had capitalized as leasehold improvements certain expenditures, such as utility costs, property tax payments and consulting fees, incurred prior to the restaurant opening. We have now determined that we should have recognized these expenditures as pre-opening expenses during the period incurred.

•	Insufficient Documentation to Support Fixed Asset Additions and Dispositions. Historically, we had capitalized the cost of certain technology services, equipment and maintenance services provided to us. We have now determined that there was insufficient documentation to support the capitalization of consulting labor and maintenance and that these costs should have been recognized as consulting expenses or repairs and maintenance expenses when incurred.

Accounting for Employee Meals—We have provided meals at no charge for our restaurant and corporate office employees and in certain other cases for promotional purposes. Historically, these amounts have been included in restaurant sales, with an offsetting charge to either labor costs, direct and occupancy costs, or general and administrative expenses. We have now determined that these amounts should have been eliminated in the preparation of our consolidated financial statements. We had been properly accounting for the costs of the product and labor required to provide the meals in our restaurant costs. This error in accounting for employee and promotional meals had no impact on our net loss.

As a result, the accompanying condensed consolidated financial statements for the thirteen weeks ended March 28, 2004 have been restated from the amounts previously reported.

The following table reconciles the change in net loss due to the restatement (in thousands):

For the Thirteen Weeks Ended March 28, 2004
Net loss as previously reported	$(1,503)

Net impact of employee meals adjustment	0
Lease accounting	(113)
Property, equipment and leasehold improvement transactions	243
Other	8

Total pretax loss decrease	138
Tax effects	—

Total net loss decrease	$138

Net loss, as restated	$(1,365)

A summary of the significant effects of the restatement on the consolidated statements of operations (in thousands, except share and per share data) for the thirteen weeks ended March 28, 2004 is as follows:

	For the Thirteen Weeks Ended March 28, 2004
	(as previously reported)	(as restated)
Restaurant sales	$66,487	$64,689
Costs and expenses	67,990	66,054

Loss before income taxes	(1,503)	(1,365)
Benefit (provision) for income taxes	—	—

Net loss	(1,503)	$(1,365)

Net loss per common share—basic	$(0.08)	$(0.08)

Net loss per common share—diluted	$(0.08)	$(0.08)

The restatement also resulted in a change in the classification of cash flows related to tenant allowance proceeds recovered by landlords and purchases of property and equipment, which resulted in a increase in cash used in operating activities and a decrease in net cash used in investing activities of $0.2 million. The restatement had no effect on historical cash balances or total cash flows for the thirteen weeks ended March 28, 2004.

3. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

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

During the first quarter of fiscal 2005, we recorded an approximate $440,000 loss on the impairment of long-lived assets compared to none in the first quarter of fiscal 2004. The loss on impairment of long-lived assets primarily related to capitalized lease development costs for one restaurant, Long Beach, California, not expected to open due to a reduction in our development plans.

We will continue to review our restaurants for potential asset impairment. We believe that all of our restaurants currently have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

4. LEASE TERMINATION COSTS

For the thirteen weeks ended March 27, 2005, we incurred lease termination costs of approximately $74,000, which was primarily comprised of the cost associated with the early termination of a restaurant lease. For this restaurant location, we have recognized lease termination costs in accordance with Statement of Financial Accounting Standards (SFAS) No, 146, Accounting for Costs Associated with Exit or Disposal Activities

Accrued lease termination costs December 26, 2004	$589,000
Expenses accrued	74,000
Payments	74,000

Balance March 27, 2005	$589,000

5. CREDIT FACILITY

As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge ratio under our current credit facility. In April 2005, we negotiated waivers of those defaults with our lenders and amended those covenants. The interest rate on the term loan B portion of the credit facility was increased from Wells Fargo’s reference rate plus 4.75 percentage points to Wells Fargo’s reference rate plus 6.75 percentage points. We also paid a waiver fee of $400,000.

6. NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net loss per share for the thirteen weeks ended March 27, 2005 and March 28, 2004 equals basic net loss per share because the effect of stock options to the weighted average shares assumed outstanding would be anti-dilutive. The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
Numerator:
Basic and diluted net loss	$(1,625)	$(1,365)

Denominator:
Weighted average shares outstanding – basic and diluted	20,098,145	17,940,135

Basic and diluted net loss per common share	$(0.08)	$(0.08)

Diluted loss per common share excludes 2,062,876 stock options at a weighted average price of $8.45 in the first quarter of fiscal 2005 and 1,498,153 stock options at a weighted average price of $14.80 in the first quarter of fiscal 2004 due to their antidilutive effect.

7. STOCK-BASED COMPENSATION

We have chosen to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net loss would have been increased to the following pro-forma amounts (in thousands, except for per share data):

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004 (restated)
Net loss as reported	$(1,625)	$(1,365)
Plus: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Less: Total stock-based employee compensation awards determined under fair value based method for all awards	(425)	(1,149)

Pro forma net loss	$(2,059)	$(2,514)

Net loss per common share, basic and diluted
As reported	$(0.08)	$(0.08)

Pro forma	$(0.11)	$(0.15)

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 7, subject to the level of options granted.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate. We are currently reviewing and analyzing the impact of adopting FIN 47 will have on our consolidated financial statements.

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirteen weeks ended March 27, 2005 and March 28, 2004 (in thousands):

	March 27, 2005	March 28, 2004
Cash (paid) received during period for:
Interest	$(942)	$(518)
Income taxes	—	120
Non-cash investing and financing activities:
Shareholder receivable reduction due to retirement of stock	86	53

10. COMMITMENTS AND CONTINGENCIES

Litigation - In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of California Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement has not yet been approved by the court. The proposed settlement structure is expected to result in an estimated liability between $1.5 and $2.0 million. The actual amount under the proposed settlement structure will be dependent on how many members of the putative class file timely claims, assuming judicial approval. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action. This expense amount is included in general and administrative expense in the accompanying financial statements.

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

We are subject to certain legal actions arising n the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investigations

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

The officers and employees about whom the investigation had concerns are no longer with the company. See “Part II. Other Information. Item 1. Legal Proceedings” for a summary of legal proceedings we have commenced against certain of our former executive officers. We are also cooperating with the SEC and other governmental authorities regarding the matters relating to our internal investigations and our legal proceedings against these former executive officers. See our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for more information on both of the investigations referred to above.

Restatement of Prior Financial Information

The following discussion should be read in conjunction with our financial statements and the notes related to those condensed consolidated financial statements contained in “Part I. Financial Information, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

In February 2005, we announced that we were conducting a review of our accounting policies related to leases, leasehold improvements, rent commencement, deferred rent and other items and that we would be restating our historical financial statements for the fiscal years ended 2000 through 2003 and for the first three quarters of fiscal 2004. Since that time, we have completed a comprehensive review of the application of our accounting policies in connection with our implementation of procedures in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the SEC rules promulgated thereunder and our recently completed internal investigation described above. As a result, we determined that it was necessary to restate additional financial statement items for the fiscal years ended 2000 through 2003 and the first three quarters of fiscal 2004. The consolidated financial statements, independent registered public accounting firm’s reports and related financial information for the affected periods contained in such reports should no longer be relied upon. For further information on the impact of the restatement on fiscal years ended 2000 through 2003, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2. Restatement of Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. Not all of the restatement adjustments addressed in the Annual Report on Form 10-K for the fiscal year ended December 26, 2004 resulted in restatement adjustments for the thirteen weeks ended March 28, 2004.

For the quarter ended March 28, 2004, the restatement:

•	corrected the accounting for real estate leases for our restaurants,

•	corrected errors in the capitalization of certain property, equipment and leasehold improvement transactions, and

•	removed the value of employee meals from our sales.

The restatement decreased our loss before income taxes for the thirteen weeks ended March 28, 2004 by $0.1 million, primarily as a result of a $0.1 million increase in expense related to the accounting for real estate leases offset by a $0.2 million decrease in expense related to reduction of depreciation and amortization of capitalized leasehold improvements that had been adjusted in prior fiscal years in connection with the Restatement. By eliminating the value of our employee meals from our sales, we also created an offsetting expense entry, and as a result, there was no net impact on our loss before incomes taxes. The impact of the restatement on the consolidated statement of operations for the quarter ended March 28, 2004 is further discussed and shown in the accompanying table appearing in “Note 2. Restatement of Prior Financial Information” appearing in “Part I. Financial Information, Item 1. Financial Statements.”

Earnings Adjustments Related to the Restatement

(in thousands)

For Thirteen Weeks Ended March 28, 2004
Employee meals removed from revenue	$(1,798)

Lease accounting	113
Property, equipment and leasehold improvement transactions	(243)
Employee meals removed from expense	(1,798)

Accrual of costs	(8)

Costs and expenses decrease	(1,936)

Total pretax loss decrease	138
Tax effect of restatement	—

Total net loss decrease	$138

The restatement also resulted in a change in the classification of cash flows related to tenant allowance proceeds recovered by landlords and purchases of property and equipment, which resulted in a increase in cash used in operating activities and a decrease in net cash used in investing activities of $0.2 million. The restatement had no effect on historical cash balances or total cash flows for the quarter ended March 28, 2004.

The discussion that follows gives effect to the restatement discussed above.

Nasdaq Listing

As of the date of this Quarterly Report on Form 10-Q, our common stock trades on the Nasdaq National Market System under the symbol “BUCAE.” We announced on March 31, 2005 that we had received notice from the Nasdaq Stock Market that we were not in compliance with the Nasdaq requirements for continued listing as a result of our failure to file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 in a timely fashion, and that our securities were therefore subject to potential delisting from The Nasdaq National Market. As permitted by Nasdaq rules, we made a timely request for a hearing before the Nasdaq Listing Qualifications Panel where we requested an extension to file both our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2005. On May 5, 2005, we received a letter from the Nasdaq Listing Qualifications Panel stating that the panel had granted our request for continued listing of our securities on The Nasdaq National Market provided that we meet certain conditions, including the filing on or before July 29, 2005 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2005. The fifth character “E” will remain appended to our symbol until we are in full compliance with Nasdaq’s filing and continued listing requirements.

General

At March 27, 2005, we owned and operated 96 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-World War II Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and the North End of Boston in the 1940’s.

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

Results of Operations

Our operating results for the thirteen weeks ended March 27, 2005 and March 28, 2004 expressed as a percentage of restaurant net sales were as follows:

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
Restaurant sales (in thousands)	$70,453	$64,689
Restaurant costs:
Product	25.8%	25.4%
Labor	33.0%	33.4%
Direct and occupancy	28.0%	28.5%
Depreciation and amortization	5.4%	5.8%

Total restaurant costs	92.2%	93.1%
General and administrative expenses	7.8%	7.0%
Pre-opening costs	0.3%	0.3%
Loss on impairment of long-lived assets	0.6%	0.0%
Lease termination costs	0.1%	0.0%

Operating loss	(1.0)%	(0.4)%
Interest income	0.0%	0.0%
Interest expense	(1.3)%	(0.9)%
Loss on early extinguishment of debt	0.0%	(0.8)%
Other expense	0.0%	0.0%

Loss before income taxes	(2.3)%	(2.1)%
Benefit from income taxes	0.0%	0.0%

Net loss	(2.3)%	(2.1)%

Thirteen Weeks Ended March 27, 2005 Compared to the Thirteen Weeks Ended March 28, 2004

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $5.8 million, or 8.9%, to $70.5 million in the first quarter of fiscal 2005 from $64.7 million in the first quarter of fiscal 2004. Comparable restaurant sales increased 5.6%, reflecting a 6.5% increase at Buca di Beppo restaurants and a 2.0% decrease at Vinny T’s of Boston. The increase in comparable restaurant sales at Buca di Beppo was primarily attributable to higher guest counts and a 1.0% price increase implemented in March 2005. Buca di Beppo’s restaurant sales increased approximately 9.1% in the first quarter of fiscal 2005 primarily due to an approximate 1.5% price increase in the third quarter of fiscal 2004, a 6.8% increase in guest count and the addition of one new restaurant. Vinny T’s of Boston’s restaurant sales increased approximately 7.1% in the first quarter of fiscal 2005 primarily due to an approximate 4.5% increase in guest count. We expect that our Buca di Beppo comparable restaurant sales will be positive for the second quarter of fiscal 2005 as compared to the same quarter in fiscal 2004. We expect our Vinny T’s of Boston comparable restaurant sales to be flat to slightly negative for the second quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.

Product. Product costs increased by approximately $1.7 million, or 10.2%, to $18.2 million in the first quarter of fiscal 2005 from $16.5 million in the first quarter of fiscal 2004. Product costs as a percentage of restaurant sales increased by approximately 0.3%, to 25.8% in the first quarter of fiscal 2005 from 25.4% in the first quarter of fiscal 2004. The increase in product costs and product costs as a percentage of sales was primarily related to increased costs in poultry, seafood and wine. We expect product costs and product costs as a percentage of net sales to increase in the second quarter of fiscal 2005 from the second quarter of fiscal 2004.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $1.7 million, or 7.7%, to $23.3 million in the first quarter of fiscal 2005 from $21.6 million in the first quarter of fiscal 2004. Labor costs as a percentage of restaurant net sales decreased by approximately 0.4%, to 33.0% in the first quarter of fiscal 2005 from 33.4% in the first quarter of fiscal 2004. The decrease in labor and benefit costs as a percentage of sales was primarily related to restaurant staffing efficiencies and the increased volume of sales. We expect labor and benefit costs in the second quarter of fiscal 2005 to remain approximately unchanged as a percentage of net sales from the second quarter of fiscal 2004.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy costs increased by approximately $1.3 million, or 6.9%, to $19.7 million in the first quarter of fiscal 2005 from $18.5 million in the first quarter of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales decreased 0.5% to 28.0% in the first quarter of fiscal 2005 from 28.5% in the first quarter of fiscal 2004. The increase in direct and occupancy costs in dollars was primarily related to utility, marketing and store administrative costs offset by a one-time sales tax credit received in the first quarter of fiscal 2004. The decline in direct and occupancy costs as a percentage of sales in the first quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 was due primarily to the higher level of sales in the first quarter of fiscal 2005. We expect operating expenses in the second quarter of fiscal 2005 to decrease as a percentage of sales from the second quarter of fiscal 2004.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate support. Depreciation and amortization increased by approximately $0.1 million, or 2.7%, to $3.8 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.4%, to 5.4% in the first quarter of fiscal 2005 from 5.8% in the first quarter of fiscal 2004. The primary reason for the decrease as a percentage of restaurant sales was the increase in our sales in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. We expect depreciation and amortization to decrease in dollar amount and as a percentage of sales in the second quarter of fiscal 2005.

General and Administrative. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses increased by approximately $1.0 million, or 21.3%, to $5.5 million in the first quarter of fiscal 2005 from $4.5 million in the first quarter of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 0.8% to 7.8% in the first quarter of fiscal 2005 from 7.0% in the first quarter of fiscal 2004. The increase in general and administrative expenses as a percentage of restaurant sales was primarily due to accounting, legal and consulting fees related to the investigation of events that transpired under prior management as well as hiring additional Paisano support center staff. We anticipate general and administrative expenses in the second quarter of fiscal 2005 to increase as a percentage of sales as compared to the second quarter of fiscal 2004.

Pre-opening Costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Pre-opening costs increased approximately $67,000, or 37.9%, to $244,000 in the first quarter of fiscal 2005 from $177,000 in the first quarter of fiscal 2004. Pre-opening costs as a percentage of restaurant sales remained relatively flat at 0.3% for the first quarter of fiscal 2005 and 2004. We opened one Buca di Beppo restaurant during the first quarter of fiscal 2005 as compared to none during the first quarter of fiscal 2004. We expect pre-opening costs to decrease in dollars and as a percentage of sales in the remaining quarters of fiscal 2005 as compared to fiscal 2004. We do not expect to open any additional restaurants in fiscal 2005 or 2006.

Loss on Impairment of Long-Lived Assets. Loss on impairment of long-lived assets primarily relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. During the first quarter of fiscal 2005, we recorded an approximate $440,000 loss on the impairment of long-lived assets. The loss on impairment of long-lived assets in the first quarter of fiscal 2005 primarily related to capitalized lease development costs for one restaurant not expected to open due to a reduction in our development plans. We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

Lease Termination Costs. We incurred lease termination costs of approximately $74,000 during the first quarter of fiscal 2005, which was primarily comprised of the cost associated with the early termination of a restaurant lease. We did not incur any lease termination costs during the first quarter of fiscal 2004.

Interest Income. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. Interest income decreased approximately $1,000, or 4.0%, to $24,000 for the first quarter of fiscal 2005 as compared to $25,000 in the first quarter of fiscal 2004.

Interest Expense. Interest expense includes the cost of interest on debt. Interest expense increased approximately $0.3 million, or 56%, to $0.9 million in the first quarter of fiscal 2005 from approximately $0.6 million in the first quarter of fiscal 2004. The increase in interest expense primarily resulted from higher interest rates on our credit facility in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. We expect interest expense to increase in the second quarter of fiscal 2005 from the second quarter of fiscal 2004 because of the higher interest rates charged on our borrowings and the waiver fees paid to our lenders in the second quarter of fiscal 2005. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

Benefit from Income Taxes. We did not record a benefit from or provision for income taxes in the first quarter of fiscal 2005 and 2004. We did not record a tax benefit or provision as we recorded a tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Liquidity and Capital Resources

As of March 27, 2005, our balance of cash and cash equivalents was approximately $5.6 million, an increase of approximately $1.3 million from the fiscal 2004 year-end balance of approximately $4.3 million. The increase in our cash balance was due to increased borrowings on our line of credit, which more than offset the use of cash in our operations.

Net cash used by operating activities was approximately $1.6 million for the quarter ended March 27, 2005 as compared to $2.3 million for the quarter ended March 28, 2004, representing of a decrease of $0.7 million in the use of cash for operating activities. The reduction in the use of cash in operating activities was due primarily to a smaller net loss from operations.

Net cash provided by investing activities increased $2.7 million to $0.3 million in the first quarter of fiscal 2005 as compared to a use of $2.4 million in the first quarter of fiscal 2004. We use cash primarily to fund the development and construction of new restaurants and capital additions to of existing restaurants. Capital expenditures were $0.3 million in the first quarter of fiscal 2005 as compared to $2.4 in the first quarter of fiscal 2004. The decrease in capital expenditures in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was related to the reduction in the number of new restaurants we opened this year. We opened one Buca di Beppo in the first quarter of 2005; however, the majority of the capital expenditures related to that store opening occurred in fiscal 2004. We opened two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in the first quarter of fiscal 2004 and our capital expenditures in the first quarter of 2004 were largely related to the preparations for those openings. We do not expect to open any additional restaurants during fiscal 2005.

Net cash provided by financing activities decreased by approximately $1.0 million to $2.6 million in the first quarter of fiscal 2005 as compared to $3.6 million in the first quarter of fiscal 2004. Our primary financing activity in the first quarter of 2005 was related to $4.9 million of additional borrowings on our line of credit offset by payments of $2.0 million on our line of credit. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1 million, we received net proceeds from the sale of approximately $17 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes.

In November 2004, we entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement as amended to date provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit subfacility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we are required to pay principal of $312,500 on January 1, 2005 and the first day of April, July, October and January of each year thereafter, through and including October 1, 2008.

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement that is not otherwise waived or cured. As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the waiver, we paid our new lenders waiver fees totaling $400,000 and the interest rate on the term loan B portion of the credit facility was increased.

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

Our capital requirements, including development costs related to the opening of additional restaurants, have been significant. We have reduced our development for fiscal 2005 and 2006 until we have executed proven strategies to consistently improve our comparable restaurant sales. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least the end of fiscal 2005. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Provision for Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. In the first quarter of fiscal 2005, we recorded a full valuation allowance against the deferred tax assets due to continued uncertainty regarding whether we will be able to recover our deferred tax assets due to our recent operating losses.

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

Loss Contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

The assessment of loss contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued its final statement SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 7, subject to the level of options granted.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. We are currently reviewing and analyzing the impact of FIN 47 on our consolidated financial statements.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the first quarter ended March 27, 2005 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales growth pattern.

•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs, marketing expenses, property taxes, common area maintenance expenses, utility costs, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	The actual federal and state income taxes paid could be higher or lower than projected based upon the amount of pre-tax income, changes in income taxes, or other conditions.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements through fiscal 2005 could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual impact of our Buca Small initiative could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•	Additional factors that could cause actual results to differ include: an adverse outcome of the SEC investigation; failure in remediating internal control deficiencies; an adverse outcome of pending legal proceedings; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with terrorism and our country’s war on terrorism, risks associated with actual or alleged food-borne illness, risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 26, 2004. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit subfacility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 0.25 percentage points and the interest rate on the term loan B facility is Wells Fargo’s reference rate plus 6.75 percentage points. As of July 21, 2005, we had approximately $24.5 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $244,000.

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

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of March 27, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In fiscal 2004, we began to remediate identified deficiencies in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for more information about the deficiencies we identified. Remediation completed in the first quarter of fiscal 2005 includes:

•	We replaced our chief financial officer, chief operating officer and chief family resource officer. In addition, we terminated our chief information officer.

•	Our audit committee reviews a list of all critical accounting policies and estimates with supporting schedules.

•	Our management reviews an analysis of significant accounting judgments with our audit committee on a periodic basis.

•	We have expanded our quarterly internal certification process.

•	We require that all share-based payment transactions have been properly approved and reviewed for proper accounting treatment.

•	We analyze all lease transactions in accordance with SFAS No. 13, Accounting for Leases, using a predefined template with supporting documentation of all lease terms and associated assumptions.

•	The financial close and reporting process has been changed to include eliminating applicable sales entries for complimentary meals to employees.

•	As a part of the new store capital project review, all tenant improvements are reviewed and approved for proper accounting treatment.

•	We have engaged an actuarial firm to assist us in estimating insurance reserves.

Changes in Internal Control Over Financial Reporting

Other than such actions noted above, there have been no other changes to our internal control over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy-out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initial bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with this program during the first quarter of fiscal 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
Four-week period ended January 25, 2005	—	—	—	$1,830,071	*
Four-week period ended February 22, 2005	4,877	$8.20	—	1,800,082	*
Five-week period ended March 28, 2005	8,238	7.28	—	1,780,089	*

Total	13,115	$7.62	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the Paisano Partner program.

Item 3. Defaults upon Senior Securities

As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio under our current credit facility. In April 2005, we negotiated waivers of those defaults with our lenders. The interest rate on a portion of the credit facility was increased and we paid a waiver fee of $400,000 to our lenders. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the financial covenants under our current credit facility.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Employment Agreement, dated as of February 24, 2005, by and between BUCA, Inc. and Kaye R. O’Leary (7)	Incorporated By Reference

10.2	Employment Agreement, dated as of February 10, 2005, by and between BUCA, Inc. and Modesto Alcala (8)	Incorporated By Reference

10.3	Employment Agreement, dated as of February 21, 2005, by and between BUCA, Inc. and Cynthia Rodahl (9)	Incorporated By Reference

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: July 25, 2005	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2005	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Employment Agreement, dated as of February 24, 2005, by and between BUCA, Inc. and Kaye R. O’Leary (7)	Incorporated By Reference

10.2	Employment Agreement, dated as of February 10, 2005, by and between BUCA, Inc. and Modesto Alcala (8)	Incorporated By Reference

10.3	Employment Agreement, dated as of February 21, 2005, by and between BUCA, Inc. and Cynthia Rodahl (9)	Incorporated By Reference

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.