Form 10-Q
period 2005-06-26
BUCA INC /MN
filed 2005-08-04
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 26, 2005

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 20,216,396 shares outstanding as of July 27, 2005.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 26, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,137	$4,314
Accounts receivable	3,358	2,796
Inventories	7,082	7,379
Prepaid expenses and other	3,663	4,486

Total current assets	18,240	18,975

Property, equipment and leasehold improvements, net	150,049	157,921

Other assets	5,784	6,349

	$174,073	$183,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,519	$13,840
Accrued gift cards and certificates	1,915	4,747
Accrued payroll and benefits	6,259	7,542
Accrued sales, property and income tax	2,817	3,590
Other accrued expenses	4,409	6,167
Line of credit borrowings	5,499	1,986
Current maturities of long-term debt and capitalized leases	1,368	1,368

Total current liabilities	35,786	39,240

Long-term liabilities:
Long-term debt and capital leases, less current maturities	18,885	19,579
Deferred rent	18,400	18,236
Other liabilities, net	2,897	3,113

Total liabilities	75,968	80,168

Commitments and contingencies (Note 10)

Shareholders’ equity:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value per share, 30,000,000 authorized; 20,211,913 and 20,186,059 shares issued and outstanding, respectively	202	202
Additional paid-in capital	169,222	169,112
Accumulated deficit	(70,257)	(65,122)

	99,167	104,192
Notes receivable from employee shareholders	(1,062)	(1,115)

Total shareholders’ equity	98,105	103,077

	$174,073	$183,245

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004 (restated— see Note 2)	June 26, 2005	June 27, 2004 (restated— see Note 2)
Restaurant sales	$69,176	$63,631	$139,629	$128,320
Restaurant costs:
Product	17,884	16,272	36,042	32,754
Labor	22,656	21,178	45,910	42,766
Direct and occupancy	20,841	20,052	40,656	38,504
Depreciation and amortization	3,966	3,791	7,742	7,516

Total restaurant costs	65,347	61,293	130,350	121,540
General and administrative expenses	6,381	4,132	11,854	8,657
Pre-opening costs	0	296	244	475
Loss on impairment of long-lived assets	0	0	440	0
Lease termination costs	0	1,172	0	1,172

Operating loss	(2,552)	(3,262)	(3,259)	(3,524)
Interest income	28	23	52	49
Interest expense	(987)	(437)	(1,929)	(1,043)
Loss on early extinguishment of debt	0	0	0	(524)

Loss before income taxes	(3,511)	(3,676)	(5,136)	(5,042)
Income taxes	0	0	0	0

Net loss	$(3,511)	$(3,676)	$(5,136)	$(5,042)

Net loss per share - basic	$(0.17)	$(0.18)	$(0.25)	$(0.26)
Weighted average common shares outstanding - basic	20,203,204	20,186,059	20,188,944	19,052,293

Net loss per share - diluted	$(0.17)	$(0.18)	$(0.25)	$(0.26)
Weighted average common shares outstanding diluted	20,203,204	20,186,059	20,188,944	19,052,293

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004 (restated— see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,136)	$(5,042)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,742	7,516
Loss on impairment of long-lived assets	440
Loss on early extinguishment of debt		524
Tenant allowance proceeds	331
Change in assets and liabilities:
Accounts receivable	(562)	446
Inventories	297	172
Prepaid expenses and other	822	(371)
Accounts payable	(321)	(2,204)
Accrued expenses	(6,646)	(343)
Other	(57)	(472)

Net cash (used in) provided by operating activities	(3,090)	226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(676)	(6,332)
Proceeds from sale of property and equipment	349	139

Decrease in other assets	659	1,508

Net cash used in investing activities	332	(4,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	6,787	23,000
Principal payments on line of credit borrowings	(3,986)	(25,500)
Proceeds from long-term debt borrowings		250
Principal payments on long-term debt and capital leases	(381)	(11,801)
Financing costs	(3)	(236)
Collection on notes receivable from shareholders	53	74
Net proceeds from issuance of common stock	111	17,340

Net cash provided by financing activities	2,581	3,127

NET DECREASE IN CASH AND CASH EQUIVALENTS	(177)	(1,332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314	3,014

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,137	$1,682

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us, or our) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At June 26, 2005, we had 107 restaurants located in 30 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and twenty-six weeks ended June 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 27, 2004, we identified errors in our accounting for leases, which included errors in the accounting for leasehold improvements, rent commencement dates, lease incentives and certain other leasing matters, and other accounting errors that were identified in connection with our recently completed internal investigation that affected our historical financial statements. These errors are discussed in the following paragraphs.

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

As a result, the accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 27, 2004 have been restated from the amounts previously reported.

The following table reconciles the change in net loss due to the restatement (in thousands):

	For the Thirteen Weeks Ended June 27, 2004	For the Twenty Six Weeks Ended June 27, 2004
Net loss as previously reported	$(3,907)	$(5,411)
Net impact of employee meals adjustment	0	0
Lease accounting	(113)	(226)
Property, equipment and leasehold improvement transactions	336	579
Other	8	16

Total pretax loss decrease	231	369

Income taxes	—	—

Total net loss increase	$231	$369

Net loss, as restated	$(3,676)	$(5,042)

A summary of the significant effects of the restatement on the consolidated statements of operations (in thousands, except share and per share data) for the thirteen and twenty-six weeks ended June 27, 2004 is as follows:

	For the Thirteen Weeks Ended June 27, 2004		For the Twenty-Six Weeks Ended June 27, 2004
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Restaurant sales	$65,241	$63,631	$131,728	$128,320
Costs and expenses	69,148	67,307	137,139	133,361

Loss before income taxes	(3,907)	(3,676)	(5,411)	(5,042)
Benefit from (provision for) income taxes	—	—	—	—

Net loss	(3,907)	(3,676)	(5,411)	(5,042)

Net loss per common share—basic	$(0.19)	$(0.18)	$(0.28)	$(0.26)
Net loss per common share—diluted	$(0.19)	$(0.18)	$(0.28)	$(0.26)

The restatement also resulted in a change in the classification of cash flows related to tenant allowance proceeds recovered by landlords and purchases of property and equipment, which resulted in a decrease in cash provided by operating activities and a decrease in cash used in investing activities of $0.3 million for the twenty-six weeks ended June 26, 2004. The restatement had no effect on historical cash balances or total cash flows for the twenty-six weeks ended June 27, 2004.

3. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows, as if the decision to continue to use the impaired restaurant was a new investment decision.

During the twenty-six weeks ended June 27, 2005, we recorded an approximate $440,000 loss on the impairment of long-lived assets compared to none in the same period of fiscal 2004. The loss on impairment of long-lived assets primarily related to capitalized lease development costs for one restaurant, Long Beach, California, not expected to open due to a reduction in our development plans.

We will continue to review our restaurants for potential asset impairment. We believe that all of our restaurants currently have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

4. LEASE TERMINATION COSTS

For the thirteen and twenty-six weeks ended June 26, 2005, we did not record any lease termination costs. For certain restaurant locations, we have previously recognized lease termination costs in accordance with Statement of Financial Accounting Standards (SFAS) No, 146, Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes activity related to this liability:

Accrued lease termination costs December 26, 2004	$589,000
Expenses accrued	0
Payments	(198,000)
Balance June 26, 2005	$391,000

5. NET (LOSS) INCOME PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net loss per share for the thirteen and twenty-six week periods ended June 26, 2005 and June 27, 2004 equals basic net loss per share because the effect of stock options to the weighted average shares assumed outstanding would be anti-dilutive. The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Numerator:
Basic and diluted net loss	$(3,511)	$(3,676)	$(5,136)	$(5,042)

Denominator:
Weighted average shares outstanding – basic and diluted	20,203,204	20,146,232	20,188,944	19,052,293

Basic and diluted net loss per common share	$(0.17)	$(0.18)	$(0.25)	$(0.26)

Diluted loss per common share excludes 2,152,051 stock options at a weighted average price of $8.37 in the thirteen weeks ended June 26, 2005, 2,130,887 stock options at a weighted average price of $12.13 in the thirteen weeks ended June 27, 2004, 2,107,464 stock options at a weighted average price of $8.41 in the twenty-six weeks ended June 26, 2005 and 1,814,520 stock options at a weighted average price of $13.47 in the twenty-six weeks ended June 27, 2004 due to their antidilutive effect.

6. CREDIT FACILITY

As of March 28, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge ratio under our current credit facility. In April 2005, we negotiated waivers of those defaults with our lenders and amended those covenants. The interest rate on the term loan B portion of the credit facility was increased from Wells Fargo’s reference rate plus 4.75 percentage points to Wells Fargo’s reference rate plus 6.75 percentage points. We also paid a waiver fee of $400,000 to our lenders which was accounted for as a debt modification. Costs incurred were recorded as additional loan acquisition costs. We expect to be in compliance with the financial covenants of the credit facility for the next twelve months.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net loss as reported	$(3,511)	$(3,676)	$(5,136)	$(5,042)
Plus: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation awards determined under fair value based method for all awards	(425)	(353)	(850)	(706)

Pro forma net loss	$(3,936)	$(4,029)	$(5,986)	$(5,748)

Net loss per common share, basic and diluted
As reported	$(0.17)	$(0.18)	$(0.25)	$(0.26)

Pro forma	$(0.19)	$(0.20)	$(0.30)	$(0.30)

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 7, subject to the level of options granted.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No.143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. We are currently reviewing and analyzing the impact that adopting FIN 47 will have on our consolidated financial statements

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the twenty-six weeks ended June 26, 2005 and June 27, 2004 (in thousands):

	June 26, 2005	June 27, 2004
Cash (paid) received during period for:
Interest	$(1,770)	$(957)
Income taxes	(30)	1,550

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

We are subject to certain other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

11. SUBSEQUENT EVENT

On July 21, 2005, the compensation committee of our board of directors granted to certain of our executives an aggregate of 152,000 shares of restricted stock under the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. All such shares of restricted common stock vest and the related restrictions expire on July 21, 2008. However, each executive’s restricted shares will vest immediately upon the earliest to occur of the executive’s death or disability or a Fundamental Change (as defined in the related agreement) of the company. If the executive’s employment is terminated for any reason (other than death, disability or a Fundamental Change) prior to vesting, the restricted shares will be forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investigations

In February 2005, we announced that the SEC had informed us that it had issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We believe that the investigation may have been initiated by the resignation or Joseph P. Micatrotto, our former chairman and chief executive officer, and we understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.”

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

In February 2005, we announced that we were conducting a review of our accounting policies related to leases, leasehold improvements, rent commencement, deferred rent and other items and that we would be restating our historical financial statements for the fiscal years ended 2000 through 2003 and for the first three quarters of fiscal 2004. Since that time, we have completed a comprehensive review of the application of our accounting policies in connection with our implementation of procedures in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the SEC rules promulgated thereunder and our recently completed internal investigation described above. As a result, we determined that it was necessary to restate additional financial statement items for the fiscal years ended 2000 through 2003 and the first three quarters of fiscal 2004. For further information on the impact of the restatement on fiscal years ended 2000 through 2003, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2. Restatement of Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. Not all of the restatement adjustments addressed in the Annual Report on Form 10-K for the fiscal year ended December 26, 2004 resulted in restatement adjustments for the thirteen and twenty-six weeks ended June 27, 2004.

For the thirteen and twenty-six weeks ended June 27, 2004, the restatement:

•	corrected the accounting for real estate leases for our restaurants,

•	corrected errors in the capitalization of certain property, equipment and leasehold improvement transactions which decreased depreciation expense from that previously reported, and

•	removed the value of employee meals from our sales.

The restatement decreased our loss before income taxes for the thirteen weeks ended June 27, 2004 by $0.2 million, primarily as a result of a $0.1 million increase in expense related to the accounting for real estate leases offset by a $0.3 million decrease in expense related to reduction of depreciation and amortization of capitalized leasehold improvements that had been adjusted in prior fiscal years in connection with the restatement. For the twenty-six weeks ended June 27, 2004, the restatement decreased our loss before income taxes by $0.4 million primarily due to a $0.2 million increase in expense related to the accounting for real estate leases offset by a $0.6 million decrease in expense related to reduction of depreciation and amortization of capitalized leasehold improvements that had been adjusted in prior fiscal years in connection with the restatement. By eliminating the value of our employee meals from our sales, we also created an offsetting expense entry, and as a result, there was no net impact on our loss before incomes taxes. The impact of the restatement on the consolidated statement of operations for the quarter and six months ended June 27, 2004 is further discussed in “Note 2. Restatement of Prior Financial Information” appearing in “Part I. Financial Information, Item 1. Financial Statements.”

Earnings Adjustments Related to the Restatement

(in thousands)

	For Thirteen Weeks Ended June 27, 2004	For Twenty-Six Weeks Ended June 27, 2004
Employee meals removed from revenue	$(1,610)	$(3,408)

Lease accounting	113	226
Property, equipment and leasehold improvement transactions	(336)	(579)
Employee meals removed from expense	(1,610)	(3,408)
Accrual of costs	(8)	(16)

Costs and expenses decrease	$(1,841)	$(3,777)

Total pretax loss decrease	231	369
Income taxes	—	—

Total net loss decrease	$231	$369

The restatement also resulted in a change in the classification of cash flows related to tenant allowance proceeds recovered by landlords and purchases of property and equipment, which resulted in a decrease in cash provided by operating activities and a decrease in cash used in investing activities of $0.3 million for the twenty-six weeks ended June 27, 2004. The restatement had no effect on historical cash balances or total cash flows for the quarter and six months ended June 27, 2004.

The discussion that follows gives effect to the restatement discussed above.

Nasdaq Listing

We announced on March 31, 2005 that we had received notice from the Nasdaq Stock Market that we were not in compliance with the Nasdaq requirements for continued listing as a result of our failure to file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 in a timely fashion, and that our securities were therefore subject to potential delisting from The Nasdaq National Market. We made a timely request for a hearing before the Nasdaq Listing Qualifications Panel where we requested an extension to file both our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2005. On May 5, 2005, we received a letter from the Nasdaq Listing Qualifications Panel stating that the panel had granted the our request for continued listing of our securities on The Nasdaq National Market provided that we met certain conditions, including the filing on or before July 29, 2005 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2005. On July 25, 2005, we filed those reports. On July 25, 2005, we received notice from the Nasdaq Stock Market that our common stock would continue to be listed on the Nasdaq National Market. On July 29, 2005, our common stock began trading again under the symbol “BUCA”.

General

At June 26, 2005, we owned and operated 96 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner-only restaurants that offer high quality, immigrant Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-World War II Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and the North End of Boston in the 1940’s.

In January 2005, we opened one new Buca di Beppo restaurant in Carlsbad (San Diego), California. During fiscal 2004, we also closed two restaurants. From fiscal 2000 to 2003, we had pursued a rapid expansion strategy, opening 17 restaurants in each of fiscal 2000 and 2001 and 14 in each of fiscal 2002 and 2003. In addition to these new store openings, in January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. Our recent restaurant development activity has slowed considerably. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve comparable restaurant sales.

Results of Operations

Our operating results for the thirteen and twenty-six weeks ended June 26, 2005 and June 27, 2004 expressed as a percentage of restaurant net sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Restaurant net sales (in thousands)	$69,176	$63,631	$139,629	$128,320
Restaurant costs:
Product	25.9%	25.6%	25.8%	25.5%
Labor	32.8%	33.3%	32.9%	33.3%
Direct and occupancy	30.1%	31.5%	29.1%	30.0%
Depreciation and amortization	5.7%	6.0%	5.5%	5.9%

Total restaurant costs	94.5%	96.4%	93.3%	94.7%
General and administrative expenses	9.2%	6.5%	8.5%	6.7%
Pre-opening costs	0.0%	0.5%	0.2%	0.4%
Loss on impairment of long-lived assets	0.0%	0.0%	0.3%	0.0%
Lease termination costs	0.0%	1.8%	0.0%	0.9%

Operating loss	(3.7)%	(5.2)%	(2.3)%	(2.7)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.4)%	(0.7)%	(1.4)%	(0.8)%
Loss on early extinguishment of debt	0.0%	0.0%	0.0%	(0.4	) %

Loss before income taxes	(5.1)%	(5.9)%	(3.7)%	(3.9)%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net loss	(5.1)%	(5.9)%	(3.7)%	(3.9)%

Thirteen Weeks Ended June 26, 2005 Compared to the Thirteen Weeks Ended June 27, 2004

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $5.6 million, or 8.7%, to $69.2 million in the second quarter of fiscal 2005 from $63.6 million in the second quarter of fiscal 2004. For the second quarter of fiscal 2005, comparable restaurant sales increased 5.8% at Buca di Beppo restaurants, were relatively flat at Vinny T’s of Boston restaurants and increased 5.1% for the Company overall. Buca di Beppo’s restaurant sales increased approximately 8.6% in the second quarter of fiscal 2005 primarily due to an approximate 1% price increase in the first quarter of fiscal 2005, a 6.4% increase in guest count and the opening of a new restaurant in the first quarter of fiscal 2005 and a new restaurant in the second quarter of fiscal 2004. Vinny T’s of Boston’s restaurant sales increased approximately 9.5% in the second quarter of fiscal 2005 primarily due to an approximate 3.3% increase in guest count and the opening of a new restaurant in the second half of fiscal 2004. We expect that our Buca di Beppo comparable restaurant sales will be positive during the third quarter of fiscal 2005. We expect our Vinny T’s of Boston comparable restaurant sales to be flat to slightly negative for the third quarter of fiscal 2005.

Product. Product costs increased by approximately $1.6 million, or 9.9%, to $17.9 million in the second quarter of fiscal 2005 from $16.3 million in the second quarter of fiscal 2004. Product costs as a percentage of restaurant sales increased by approximately 0.3% to 25.9% in fiscal 2005 from 25.6% in fiscal 2004. The slight increase in products costs as a percentage of restaurant sales was primarily related to increased costs in poultry, seafood and wine. We expect product costs as a percentage of restaurant sales to remain relatively flat or increase slightly in the third quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $1.5 million, or 7.0%, to $22.7 million in the second quarter of fiscal 2005 from $21.2 million in the second quarter of fiscal 2004. Labor cost as a percentage of restaurant sales decreased by approximately 0.5%, to 32.8%, in the second quarter of fiscal 2005, from 33.3% in the second quarter of fiscal 2004. The decrease in labor costs as a percentage of sales was primarily related to restaurant staffing efficiencies and the increased volume of sales. We expect labor costs in the third quarter of fiscal 2005 to remain relatively flat or increase slightly as a percentage of sales from the third quarter of fiscal 2004.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy costs increased by approximately $0.8 million, or 3.9%, to $20.8 million in the second quarter of fiscal 2005 from $20.1 million in the second quarter of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales decreased by approximately 1.4% to 30.1% in the second quarter of fiscal 2005 from 31.5% in the second quarter of fiscal 2004. The increase in direct and occupancy costs in dollars was primarily related to marketing, utility and costs associated with ending the relationship with one of our technology vendors. The decline in direct and occupancy costs as a percentage of sales in the second quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 was due primarily to the higher level of sales in the second quarter of fiscal 2005. We expect operating expenses in the third quarter of fiscal 2005 to remain relatively flat as a percentage of sales from the third quarter of fiscal 2004.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate support. Depreciation and amortization increased by approximately $0.2 million, or 4.6%, to $4.0 million in the second quarter of fiscal 2005 from $3.8 million in the second quarter of fiscal 2004. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.3%, to 5.7% in the second quarter of fiscal 2005 from 6.0% in the second quarter of fiscal 2004. The primary reason for the decrease as a percentage of restaurant sales was the growth in our sales in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. We expect depreciation and amortization to decrease as a percentage of sales in the third quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.

General and Administrative. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses increased by approximately $2.3 million, or 54.4% to $6.4 million in the second quarter of fiscal 2005 from $4.1 million in the second quarter of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 2.7% to 9.2% in the second quarter of fiscal 2005 from 6.5% in the second quarter of fiscal 2004. The increase in general and administrative expenses as a percentage of restaurant sales was primarily due to accounting, legal and consulting fees related to the investigation of events that transpired under prior management as well as hiring additional Paisano Support Center staff. We anticipate general and administrative expenses in the third quarter of fiscal 2005 to increase as a percentage of sales as compared to the third quarter of fiscal 2004.

Pre-opening Costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Pre-opening costs decreased approximately $0.3 million from an expense of $0.3 million in the second quarter of fiscal 2004. Pre-opening costs as a percentage of restaurant sales decreased 0.5% in the second quarter of fiscal 2005 from 0.5% in the same quarter of fiscal 2004. The decline was due to no new restaurant openings in second quarter fiscal 2005 versus one during the same period of fiscal 2004. We expect pre-opening costs to decrease in dollars and as a percentage of sales in the remaining quarters of fiscal 2005 as compared to fiscal 2004. We do not expect to open any restaurants in the remaining periods of fiscal 2005.

Loss on Impairment of Long-Lived Assets. Loss on impairment of long-lived assets relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. We did not incur asset impairment charges in the second quarter of fiscal 2005 or the second quarter of fiscal 2004. We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

Lease Termination Costs. Loss on impairment of long-lived assets primarily relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. We did not incur lease termination costs in the second quarter of fiscal 2005. We incurred lease termination costs of approximately $1.2 million during the second quarter of fiscal 2004 related to the closure of our Lenexa, Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia.

Interest Income. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. Interest income was relatively unchanged from the second quarter of fiscal 2004 to the second quarter of fiscal 2005.

Interest Expense. Interest expense includes the cost of interest on debt. Interest expense increased approximately $0.6 million, or 125.9%, to $1.0 million in the second quarter of fiscal 2005 from approximately $0.4 million in the second quarter of fiscal 2004. The increase in interest expense primarily resulted from higher interest rates on our credit facility in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. We expect interest expense to increase in the third quarter of fiscal 2005 from the third quarter of fiscal 2004 because of the higher interest rates charged on our borrowings. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

Benefit from Income Taxes. We did not record a benefit from or provision for income taxes in the second quarter of fiscal 2005 and 2004. We recorded a tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Twenty-Six Weeks Ended June 26, 2005 Compared to the Twenty-Six Weeks Ended June 27, 2004

Restaurant Sales. Restaurant sales increased by approximately $11.3 million, or 8.8%, to $139.6 million in the first half of fiscal 2005 from $128.3 million in the first half of fiscal 2004. For the first half of fiscal 2005, comparable restaurant sales increased 6.2% at Buca di Beppo restaurants, decreased 1.0% at Vinny T’s of Boston restaurants and increased 5.3% for the Company overall. Buca di Beppo’s restaurant sales increased approximately 8.8% in the first half of fiscal 2005 primarily due to an approximate 1% price increase in the first quarter of fiscal 2005, a 7.9% increase in guest count and the opening of a new restaurant in the first quarter of fiscal 2005 and a new restaurant in the second quarter of fiscal 2004. Vinny T’s of Boston’s restaurant sales increased approximately 9.3% in the first half of fiscal 2005 primarily due to an approximate 3.9% increase in guest count and the opening of a new restaurant in the second half of fiscal 2004.

Product. Product costs increased by approximately $3.2 million, or 10.0%, to $36.0 million in the first half of fiscal 2005 from $32.8 million in the first half of fiscal 2004. Product costs as a percentage of restaurant sales increased by approximately 0.3%, to 25.8% in the first half of fiscal 2005 from 25.5% in the first half of fiscal 2004. The increase in product costs and product costs as a percentage of sales was primarily related to increased costs in poultry, seafood and wine.

Labor. Labor costs increased by approximately $3.1 million, or 7.4%, to $45.9 million in the first half of fiscal 2005 from $42.8 million in the first half of fiscal 2004. Labor costs as a percentage of restaurant sales decreased by approximately 0.4%, to 32.9% in the first half of fiscal 2005 from 33.3% in the first half of fiscal 2004. The decrease in labor and benefit costs as a percentage of sales was primarily related to restaurant staffing efficiencies and the increased volume of sales.

Direct and Occupancy. Direct and occupancy costs increased by approximately $2.2 million, or 5.6%, to $40.7 million in the first half of fiscal 2005 from $38.5 million in the first half of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales decreased 0.9% to 29.1% in the first half of fiscal 2005 from 30.0% in the same period of fiscal 2004. The increase in direct and occupancy costs in dollars was primarily related to increases in marketing and utilities costs, costs associated with ending the relationship with one of our technology vendors in the second quarter of fiscal 2005, as well as a sales tax credit received in the first quarter of fiscal 2004. The decline in direct and occupancy costs as a percentage of sales in the first two quarters of fiscal 2005 as compared to the same period in fiscal 2004 is due primarily to the higher level of sales in fiscal 2005.

Depreciation and Amortization. Depreciation and amortization increased by approximately $0.2 million, or 3.0%, to $7.7 million in the first half of fiscal 2005 from $7.5 million in the same period of fiscal 2004. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.4%, to 5.5% in the first half of fiscal 2005 from 5.9% in the same period of fiscal 2004. The primary reason for the decrease as a percentage of restaurant sales was the growth in our sales in the first half of fiscal 2005 as compared to the same period of fiscal 2004.

General and Administrative. General and administrative expenses increased by approximately $3.2 million, or 36.9%, to $11.9 million in the first half of fiscal 2005 from $8.7 million in the first half of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 1.8% to 8.5% in the first half of fiscal 2005 from 6.7% in the first half of fiscal 2004. The increase in general and administrative expenses as a percentage of restaurant sales was primarily due to accounting, legal and consulting fees related to the investigation of events that transpired under prior management as well as hiring additional Paisano Support Center staff.

Pre-opening Costs. Pre-opening costs decreased approximately $0.2 million, or 48.6%, to $0.2 million in the first half of fiscal 2005 from $0.5 million in the first half of fiscal 2004. Pre-opening costs as a percentage of restaurant sales decreased to 0.2%, or 0.2%, in the first half of fiscal 2005 as compared to 0.4% during the same period of fiscal 2004. We opened one Buca di Beppo restaurant during the first half of fiscal 2005.

Loss on Impairment of Long-Lived Assets. During the first half of fiscal 2005, we recorded an approximate $0.4 million loss on the impairment of long-lived assets. The loss on impairment of long-lived assets in the first half of fiscal 2005 primarily related to capitalized lease development costs for a proposed Buca di Beppo restaurant in Long Beach, California, that is not expected to open due to a reduction in our development plans. We will continue to review our restaurants for potential asset impairment.

Lease Termination Costs. We incurred no lease termination costs during the first half of fiscal 2005. We incurred lease termination costs of approximately $1.2 million during the first half of fiscal 2004, which was primarily comprised of the costs related to the closure of our Lenexa, Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia.

Interest Income. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. Interest income was relatively unchanged from the first two quarters of fiscal 2004 to the first two quarters of fiscal 2005.

Interest Expense. Interest expense increased approximately $0.9 million, or 84.9%, to $1.9 million in the first half of fiscal 2005 from approximately $1.0 million in the first half of fiscal 2004. The increase in interest expense primarily resulted from higher interest rates on our credit facility in the first two quarters of fiscal 2005 as compared to the first two quarters of fiscal 2004.

Benefit from Income Taxes. We did not record a benefit from or provision for income taxes in the first half of fiscal 2005 and 2004. We recorded a tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Liquidity and Capital Resources

As of June 26, 2005, our balance of cash and cash equivalents was approximately $4.1 million, a decrease of approximately $0.2 million from the fiscal 2004 year-end balance of approximately $4.3 million. The reduction in our cash balance was due primarily to an increased use of cash in our operations primarily driven by increased general and administrative expenses largely related to accounting, legal and consulting fees related to the investigation of events that transpired under prior management.

Net cash used by operating activities was approximately $3.1 million for the twenty-six weeks ended June 26, 2005 as compared to net cash generated of $0.2 million for the same period in fiscal 2004, representing a decrease of $3.3 million in the use of cash for operating activities primarily driven by increased general and administrative expenses related to accounting, legal and consulting fees related to the investigation of events that transpired under prior management.

Net cash provided by investing activities was approximately $0.3 million for the twenty-six weeks ended June 26, 2005, as compared to a use of $4.7 million in the same period of fiscal 2004, representing a decrease of $5.0 million in the use of cash in investing activities. We use cash primarily to fund the development and construction of new restaurants and capital additions to of existing restaurants. Capital expenditures were $0.7 million in the twenty-six weeks of fiscal 2005 as compared to $6.3 in the same period of fiscal 2004. The decrease in capital expenditures in the first two quarters of fiscal 2005 as compared to the first two quarters of fiscal 2004 was related to the reduction in the number of new restaurants we opened this year. We opened one Buca di Beppo in the first quarter of fiscal 2005; however, the majority of the capital expenditures related to that store opening occurred in fiscal 2004. We opened two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant in the first quarter of fiscal 2004 and our capital expenditures in the first quarter of 2004 were largely related to the preparations for those openings. We do not expect to open any additional restaurants during fiscal 2005.

Net cash provided by financing activities decreased by approximately $0.5 million to $2.6 million in the first two quarters of fiscal 2005 as compared to $3.1 million in the same period of fiscal 2004. Our primary financing activity in the first two quarters of 2005 was related to $6.8 million of additional borrowings on our line of credit offset by payments of $4.0 million on our line of credit. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1.0 million, we received net proceeds from the sale of approximately $17.0 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes.

In November 2004, we entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement as amended to date provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit subfacility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we paid principal of $312,500 on of January 1, 2005 and we are required to make a similar payment on the first day of each of July, October, January and April of each year thereafter, through and including October 1, 2008.

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

The events leading to our internal investigation and our subsequent failure to timely file our periodic reports with the SEC necessitated that we suspend trading under our Registration Statement on Form S-3. This suspension and subsequent ineligibility to use Form S-3 has subjected us to monthly penalties that must be paid to certain of our investors under the terms of our Securities Purchase Agreement, dated as of February 24, 2004. The payments currently amount to $127,000 per month and will continue until such time as a resale registration statement relating to the securities has been declared effective by the SEC.

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

Our capital requirements, including development costs related to the opening of additional restaurants, have been significant. We have reduced our development for fiscal 2005 and 2006 until we have executed proven strategies to consistently improve our comparable restaurant sales. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least the next twelve months. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued its final statement SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 7 to the condensed consolidated financial statements included as Part I, Item 1, subject to the level of options granted.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the second quarter ended June 26, 2005 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of June 26, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. In fiscal 2004, we began to remediate identified deficiencies and material weaknesses in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for more information about the deficiencies we have identified and the remediation we have taken and expect to take. Remediation completed in the second quarter of fiscal 2005 includes:

•	We have changed our whistleblower hotline to a new vendor.

•	We have adopted a new travel and entertainment policy.

Changes in Internal Control Over Financial Reporting

Other than such actions noted above, there have been no other changes to our internal control over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results from operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initiation of bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with the this program during the second quarter of fiscal 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
Four-week period ended April 24, 2005	10,091	$7.93	—	$1,730,098	*
Four-week period ended May 22, 2005	—	—	—	1,770,090	*
Five-week period ended June 26, 2005	—	—	—	1,850,089	*

Total	10,091	$7.93	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Employment Agreement, dated as of March 30, 2005, by and between BUCA, Inc. and Richard G. Erstad (7)	Incorporated By Reference

10.2	Separation Agreement, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. * (8)	Incorporated By Reference

10.3	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the AdministrativeAgent. (9)	Incorporated By Reference

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(8)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: August 4, 2005	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2005	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Employment Agreement, dated as of March 30, 2005, by and between BUCA, Inc. and Richard G. Erstad (7)	Incorporated By Reference

10.2	Separation Agreement, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. * (8)	Incorporated By Reference

10.3	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the AdministrativeAgent. (9)	Incorporated By Reference

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(8)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.