Form 10-Q/A
period 2005-03-27
BUCA INC /MN
filed 2005-11-09
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 20,216,396 shares outstanding as of July 20, 2005.

EXPLANATORY NOTE

This Form 10-Q/A of BUCA, Inc. and Subsidiaries (we, us and our) is being filed for the purpose of amending and restating Part I-Items 1, 2 and 4, and Part II-Item 6 of our Form 10-Q for the thirteen week period ended March 27, 2005, to reflect the restatement of our condensed Consolidated Financial Statements as of and for the thirteen week period ended March 27, 2005 to correct certain errors related depreciation of fixed assets, interest expense and lease payments.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q on July 25, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with Part I, Item 3, and Part II, Items 1, 2, 3, 4 and 5, of the original Form 10-Q which were not amended by this Form 10-Q/A and with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 27, 2005 (as restated – See Note 2)	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,614	$4,314
Accounts receivable	3,882	2,796
Inventories	7,050	7,379
Prepaid expenses and other	2,583	4,486

	19,129	18,975

Property, equipment and leasehold improvements, net	153,839	157,921

Other assets	6,188	6,349

	$179,156	$183,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,242	$13,840
Accrued gift cards and certificates	2,204	4,747
Accrued payroll and benefits	7,430	7,542
Accrued sales, property and income tax	3,035	3,590
Other accrued expenses	4,704	6,167
Line of credit borrowings	4,416	1,986
Current maturities of long-term debt and capitalized leases	1,368	1,368

Total current liabilities	36,399	39,240

Long-term liabilities:
Long-term debt and capital leases, less current maturities	19,221	19,579
Deferred rent	18,168	18,236
Other liabilities, net	3,088	3,113

Total liabilities	76,876	80,168

Commitments and contingencies (Note 10)

Shareholders’ equity:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding Common stock, $.01 par value per share, 30,000,000 authorized; 20,194,494 and 16,804,921 shares issued and outstanding, respectively	202	202
Additional paid-in capital	169,075	169,112
Accumulated deficit	(65,946)	(65,122)
Notes receivable from employee shareholders	(1,051)	(1,115)

Total shareholders’ equity	102,280	103,077

	$179,156	$183,245

See notes to condensed consolidated financial statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 27, 2005 (as restated – see Note 2)	March 28, 2004 (as restated— see Note 2)
Restaurant sales	$70,453	$64,689
Restaurant costs:
Product	18,158	16,482
Labor	23,254	21,588
Direct and occupancy	19,654	18,452
Depreciation and amortization	3,556	3,725

Total restaurant costs	64,622	60,247
General and administrative expenses	5,473	4,526
Pre-opening costs	244	177
Loss on impairment of long-lived assets	440	—
Lease termination costs	74	—

Operating loss	(400)	(261)
Interest income	24	25
Interest expense	(458)	(605)
Loss on early extinguishment of debt	—	(524)

Loss before income taxes	(834)	(1,365)
Income taxes	—	—
Net loss	$(834)	$(1,365)

Net loss per share - basic	$(0.04)	$(0.08)
Weighted average common shares outstanding - basic	20,180,235	17,940,135
Net loss per share - diluted	$(0.04)	$(0.08)
Weighted average common shares outstanding - diluted	20,180,235	17,940,135

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 27, 2005 (as restated – see Note 2)	March 28, 2004 (as restated—see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834)	$(1,365)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,556	3,725
Loss on impairment of long-lived assets	440
Loss on early extinguishment of debt		524
Change in assets and liabilities:
Accounts receivable	(1,086)	362
Inventories	330	139
Prepaid expenses and other	1,903	(968)
Accounts payable	(598)	(3,386)
Accrued expenses and other	(4,674)	(1,458)
Other	(121)	92

Net cash used in operating activities	(1,084)	(2,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(262)	(2,402)
Proceeds from sale of property and equipment	349	91
Decrease in other assets	163	(84)

Net cash provided by (used in) investing activities	250	(2,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	4,104	10,500
Principal payments on line of credit borrowings	(1,986)	(14,500)
Proceeds from long-term debt borrowings		250
Principal payments on long-term debt and capital leases	(45)	(9,817)
Financing costs	(3)	(267)
Collection on notes receivable from shareholders	64	53
Net proceeds from issuance of common stock		17,358

Net cash provided by financing activities	2,134	3,577

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,300	(1,153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314	3,014

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,614	$1,861

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

Restatement of Financial Statements as of and for the Thirteen Weeks Ended March 27, 2005

Subsequent to the issuance of our condensed consolidated financial statements for the thirteen weeks ended March 27, 2005, we identified errors in our accounting for depreciation of fixed assets, interest expense and lease payments . We determined that the calculation for depreciation on fixed asset values was incorrect which had the effect of overstating depreciation expense. We had incorrectly recorded a payment of principal on our line of credit as interest expense. We incorrectly recorded lease payments on a closed store as direct and occupancy expense instead of reducing the lease termination liability. As a result the accompanying the condensed financial statements have been restated from the amounts previously reported.

A summary of the significant effects of the restatement (in thousands, except share and per share data) is as follows:

	For the Thirteen Weeks Ended March 27, 2005
	(as previously reported)	(as restated)
Costs and expenses	$72,078	$71,287
Loss before income taxes	(1,625)	(834)
Net loss	(1,625)	$(834)
Net loss per common share—basic	$(0.08)	$(0.04)

Net loss per common share—diluted	$(0.08)	$(0.04)

	As of March 27, 2005
	(as previously reported)	(as restated)
Property, equipment and leasehold improvements, net	$153,619	$153,839
Total Assets	178,936	179,156

Other accrued expenses	4,801	4,704
Line of credit borrowings	4,900	4,416
Total current liabilities	36,980	36,399
Accumulated deficit	(66,747)	(65,946)
Shareholder’s equity	101,479	102,280

The restatement also resulted in a decrease in cash provided by financing activities and a decrease in cash used in operating activities of $0.5 million.

Restatement of Financial Statements as of and for the Thirteen Weeks Ended March 28, 2004

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

A summary of the significant effects of the restatement on the consolidated statements of operations (in thousands, except share and per share data) is as follows:

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

4. LEASE TERMINATION COSTS

For the thirteen weeks ended March 27, 2005, we incurred lease termination costs of approximately $97,000, which was primarily comprised of the cost associated with the early termination of a restaurant lease. For this restaurant location, we have recognized lease termination costs in accordance with Statement of Financial Accounting Standards (SFAS) No, 146, Accounting for Costs Associated with Exit or Disposal Activities

Accrued lease termination costs December 26, 2004	$589,000
Expenses accrued	0
Payments	(97,000)

Balance March 27, 2005	$492,000

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

	Thirteen Weeks Ended
	March 27, 2005 (restated)	March 28, 2004 (restated)
Numerator:
Basic and diluted net loss	$(834)	$(1,365)

Denominator:
Weighted average shares outstanding – basic and diluted	20,180,235	17,940,135

Basic and diluted net loss per common share	$(0.04)	$(0.08)

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

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
Net loss as reported	$(834)	$(1,365)
Plus: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Less: Total stock-based employee compensation awards determined under fair value based method for all awards	(425)	(1,149)

Pro forma net loss	$(1,259)	$(2,514)

Net loss per common share, basic and diluted
As reported	$(0.04)	$(0.08)

Pro forma	$(0.06)	$(0.14)

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

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirteen weeks ended March 27, 2005 and March 28, 2004 (in thousands):

	March 27, 2005	March 28, 2004
Cash (paid) received during period for:
Interest	$(619)	$(518)
Income taxes	—	120
Non-cash investing and financing activities:
Shareholder receivable reduction due to retirement of stock	86	53

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

Restatement of Financial Information

The following discussion should be read in conjunction with our financial statements and the notes related to those condensed consolidated financial statements contained in “Part I. Financial Information, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Restatement of Financial Statements as of and for the Thirteen Weeks Ended March 27,2005

Subsequent to the issuance of our condensed consolidated financial statements for the thirteen weeks ended March 27, 2005, we identified errors in our accounting for depreciation of fixed assets, interest expense and lease payments. The restatement resulted in a decrease in our net loss for the quarter ended March 27, 2005 of $0.8 million from $1.6 million to $0.8 million. The impact of the restatement on the consolidated statement of operations for the quarter ended March 27, 2005 is further discussed and shown in the accompanying table appearing in “Note 2. Restatement of Prior Financial Information” appearing in “Part I. Financial Information, Item 1. Financial Statements.”

Restatement of Financial Statements as of and for the Thirteen Weeks Ended March 28, 2004

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

The discussion that follows gives effect to the restatements discussed above.

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

Results of Operations

Our operating results for the thirteen weeks ended March 27, 2005 and March 28, 2004 expressed as a percentage of restaurant net sales were as follows:

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
Restaurant sales (in thousands)	$70,453	$64,689
Restaurant costs:
Product	25.8%	25.4%
Labor	33.0%	33.4%
Direct and occupancy	27.9%	28.5%
Depreciation and amortization	5.0%	5.8%

Total restaurant costs	91.7%	93.1%
General and administrative expenses	7.8%	7.0%
Pre-opening costs	0.3%	0.3%
Loss on impairment of long-lived assets	0.6%	0.0%
Lease termination costs	0.1%	0.0%

Operating loss	(0.6)%	(0.4)%
Interest income	0.0%	0.0%
Interest expense	(0.7)%	(0.9)%
Loss on early extinguishment of debt	0.0%	(0.8)%

Loss before income taxes	(1.2)%	(2.1)%
Benefit from income taxes	0.0%	0.0%

Net loss	(1.2)%	(2.1)%

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

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy costs increased by approximately $1.2 million, or 6.5%, to $19.7 million in the first quarter of fiscal 2005 from $18.5 million in the first quarter of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales decreased 0.6% to 27.9% in the first quarter of fiscal 2005 from 28.5% in the first quarter of fiscal 2004. The increase in direct and occupancy costs in dollars was primarily related to utility, marketing and store administrative costs offset by a one-time sales tax credit received in the first quarter of fiscal 2004. The decline in direct and occupancy costs as a percentage of sales in the first quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 was due primarily to the higher level of sales in the first quarter of fiscal 2005. We expect operating expenses in the second quarter of fiscal 2005 to decrease as a percentage of sales from the second quarter of fiscal 2004.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate support. Depreciation and amortization decreased by approximately $0.2 million, or 4.5%, to $3.6 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.8%, to 5.0% in the first quarter of fiscal 2005 from 5.8% in the first quarter of fiscal 2004. The primary reason for the decrease as a percentage of restaurant sales was the increase in our sales in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. We expect depreciation and amortization to decrease in dollar amount and as a percentage of sales in the second quarter of fiscal 2005.

General and Administrative. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses increased by approximately $1.0 million, or 20.9%, to $5.5 million in the first quarter of fiscal 2005 from $4.5 million in the first quarter of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 0.8% to 7.8% in the first quarter of fiscal 2005 from 7.0% in the first quarter of fiscal 2004. The increase in general and administrative expenses as a percentage of restaurant sales was primarily due to accounting, legal and consulting fees related to the investigation of events that transpired under prior management as well as hiring additional Paisano support center staff. We anticipate general and administrative expenses in the second quarter of fiscal 2005 to increase as a percentage of sales as compared to the second quarter of fiscal 2004.

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

Interest Expense. Interest expense includes the cost of interest on debt. Interest expense decreased approximately $0.1 million, or 24.3%, to $0.5 million in the first quarter of fiscal 2005 from approximately $0.6 million in the first quarter of fiscal 2004. The decrease in interest expense primarily resulted from lower line of credit borrowing levels in the first quarter of fiscal 2005 as compared to the same period of the prior year. We expect interest expense to increase in the second quarter of fiscal 2005 from the second quarter of fiscal 2004 because of the higher interest rates charged on our borrowings and the waiver fees paid to our lenders in the second quarter of fiscal 2005. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

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

Net cash used by operating activities was approximately $1.1 million for the quarter ended March 27, 2005 as compared to $2.3 million for the quarter ended March 28, 2004, representing of a decrease of $1.2 million in the use of cash for operating activities. The reduction in the use of cash in operating activities was due primarily to a smaller net loss from operations.

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

Net cash provided by financing activities decreased by approximately $1.5 million to $2.1 million in the first quarter of fiscal 2005 as compared to $3.6 million in the first quarter of fiscal 2004. Our primary financing activity in the first quarter of 2005 was related to $4.1 million of additional borrowings on our line of credit offset by payments of $2.0 million on our line of credit. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1 million, we received net proceeds from the sale of approximately $17 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes.

In November 2004, we entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement as amended to date provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we are required to pay principal of $312,500 on January 1, 2005 and the first day of April, July, October and January of each year thereafter, through and including October 1, 2008.

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

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of March 27, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In fiscal 2004, we began to remediate identified deficiencies in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for more information about the deficiencies we identified. Remediation completed in the first quarter of fiscal 2005 includes:

•	We replaced our chief financial officer, chief operating officer and chief family resource officer. In addition, we terminated our chief information officer.

•	Our audit committee reviews a list of all critical accounting policies and estimates with supporting schedules.

•	Our management reviews an analysis of significant accounting judgments with our audit committee on a periodic basis.

•	We have expanded our quarterly internal certification process.

•	We require that all share-based payment transactions have been properly approved and reviewed for proper accounting treatment.

•	We analyze all lease transactions in accordance with SFAS No. 13, Accounting for Leases, using a predefined template with supporting documentation of all lease terms and associated assumptions.

•	The financial close and reporting process has been changed to include eliminating applicable sales entries for complimentary meals to employees

•	As a part of the new store capital project review, all tenant improvements are reviewed and approved for proper accounting treatment.

•	We have engaged an actuarial firm to assist us in estimating insurance reserves

Subsequent to the filing on July 25, 2005 of our Quarterly Report on 10-Q for the quarter ended March 27, 2005, we discovered additional deficiencies related to the design and operation of accounting procedures and application of GAAP. We identified errors in our accounting for depreciation of fixed assets, interest expense and lease payments. These matters represented material weaknesses in internal control over financial reporting and resulted in the restatement of our condensed consolidated financial statements for the quarter ended March 27, 2005, as set forth in this Report on Form 10-Q/A. The impact of the restatement on the consolidated financial statements for the quarter ended March 27, 2005 is further discussed in “Note No. 2 - Restatement of Prior Financial Information” appearing in “Part I. Financial Information, Item 1. Financial Statements.”

Changes in Internal Control Over Financial Reporting

Other than such actions noted above, there have been no other changes to our internal control over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Employment Agreement, dated as of February 24, 2005, by and between BUCA, Inc. and Kaye R. O’Leary (7)	Incorporated By Reference

Exhibit No.	Description	Method of Filing
10.2	Employment Agreement, dated as of February 10, 2005, by and between BUCA, Inc. and Modesto Alcala (8)	Incorporated By Reference

10.3	Employment Agreement, dated as of February 21, 2005, by and between BUCA, Inc. and Cynthia Rodahl (9)	Incorporated By Reference

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: November 9, 2005	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	by:	/s/ Kaye R. O’Leary
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