Form 10-Q/A
period 2005-06-26
BUCA INC /MN
filed 2005-11-09
CIK 1046501

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

EXPLANATORY NOTE

This Form 10-Q/A of BUCA, Inc. and Subsidiaries (we, us and our) is being filed for the purpose of amending and restating Part I-Items 1, 2 and 4, and Part II-Item 6 of our Form 10-Q for the thirteen and twenty-six weeks ended June 26, 2005, to reflect the restatement of our Condensed Consolidated Financial Statements as of and for the thirteen and twenty-six week periods ended March 27, 2005 to correct certain errors related depreciation of fixed assets, interest expense, lease payments, medical benefits and other prepaid expenses.

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

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 26, 2005 (as restated – see Note 2_)	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,137	$4,314
Accounts receivable	3,358	2,796
Inventories	7,082	7,379
Prepaid expenses and other	3,575	4,486

Total current assets	18,152	18,975

Property, equipment and leasehold improvements, net	150,482	157,921
Other assets	5,784	6,349

	$174,418	$183,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,519	$13,840
Accrued gift cards and certificates	1,915	4,747
Accrued payroll and benefits	6,445	7,542
Accrued sales, property and income tax	2,817	3,590
Other accrued expenses	4,409	6,167
Line of credit borrowings	5,038	1,986
Current maturities of long-term debt and capitalized leases	1,368	1,368

Total current liabilities	35,511	39,240

Long-term liabilities:
Long-term debt and capital leases, less current maturities	18,885	19,579
Deferred rent	18,400	18,236
Other liabilities, net	2,897	3,113

Total liabilities	75,693	80,168

Commitments and contingencies (Note 10)

Shareholders’ equity:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value per share, 30,000,000 authorized; 20,211,913 and 20,186,059 shares issued and outstanding, respectively	202	202
Additional paid-in capital	169,222	169,112
Accumulated deficit	(69,637)	(65,122)
Notes receivable from employee shareholders	(1,062)	(1,115)

Total shareholders’ equity	98,725	103,077

	$174,418	$183,245

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005 (as restated see Note 2)	June 27, 2004 (as restated— see Note 2)	June 26, 2005 (as restated see Note 2)	June 27, 2004 (as restated— see Note 2)
Restaurant sales	$69,176	$63,631	$139,629	$128,320
Restaurant costs:
Product	17,884	16,272	36,042	32,754
Labor	22,656	21,178	45,910	42,766
Direct and occupancy	20,938	20,052	40,592	38,504
Depreciation and amortization	3,753	3,791	7,309	7,516

Total restaurant costs	65,231	61,293	129,853	121,540
General and administrative expenses	6,654	4,132	12,127	8,657
Pre-opening costs	0	296	244	475
Loss on impairment of long-lived assets	0	0	440	0
Lease termination costs	0	1,172	74	1,172

Operating loss	(2,709)	(3,262)	(3,109)	(3,524)
Interest income	28	23	52	49
Interest expense	(1,010)	(437)	(1,468)	(1,043)
Loss on early extinguishment of debt	0	0	0	(524)

Loss before income taxes	(3,691)	(3,676)	(4,525)	(5,042)
Income taxes	0	0	0	0

Net loss	$(3,691)	$(3,676)	$(4,525)	$(5,042)

Net loss per share – basic	$(0.18)	$(0.18)	$(0.22)	$(0.26)
Weighted average common shares outstanding - basic	20,203,204	20,186,059	20,188,944	19,052,293

Net loss per share – diluted	$(0.18)	$(0.18)	$(0.22)	$(0.26)
Weighted average common shares outstanding diluted	20,203,204	20,186,059	20,188,944	19,052,293

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 26, 2005 (as restated – see Note 2)	June 27, 2004 (as restated— see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,525)	$(5,042)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,309	7,516
Loss on impairment of long-lived assets	440
Loss on early extinguishment of debt		524
Tenant allowance proceeds	331
Change in assets and liabilities:
Accounts receivable	(562)	446
Inventories	297	172
Prepaid expenses and other	910	(371)
Accounts payable	(321)	(2,204)
Accrued expenses	(6,460)	(343)
Other	(48)	(472)

Net cash (used in) provided by operating activities	(2,629)	226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(676)	(6,332)
Proceeds from sale of property and equipment	349	139

Decrease in other assets	659	1,508

Net cash provided by (used in) investing activities	332	(4,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	6,326	23,000
Principal payments on line of credit borrowings	(3,986)	(25,500)
Proceeds from long-term debt borrowings		250
Principal payments on long-term debt and capital leases	(381)	(11,801)
Financing costs	(3)	(236)
Collection on notes receivable from shareholders	53	74
Net proceeds from issuance of common stock	111	17,340

Net cash provided by financing activities	2,120	3,127

NET DECREASE IN CASH AND CASH EQUIVALENTS	(177)	(1,332)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314	3,014

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,137	$1,682

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

Restatement of Financial Statements as of and for the Thirteen and Twenty-Six Weeks Ended June 26,2005

Subsequent to the issuance of our condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 26, 2005, we identified errors in our accounting for depreciation of fixed assets, interest expense, lease payments, medical benefits and other prepaid expenses. We determined that the calculation for depreciation was based on incorrect fixed asset values which had the effect of overstating depreciation expense. In addition we had incorrectly recorded a principal payment on our line of credit as interest expense and we incorrectly recorded lease payments on a closed store as direct and occupancy expense instead of reducing the lease termination liability. Furthermore, we incorrectly recognized expense related to payments on self-insured medical benefits and other prepaids expenses. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported.

A summary of the significant effects of the restatement (in thousands, except share and per share data) as follows:

	For the Thirteen Weeks Ended June 26, 2005		For the Twenty-Six Weeks Ended June 26, 2005
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Costs and expenses	$72,687	$72,867	$144,765	$144,154
Loss before income taxes	(3,511)	(3,691)	(5,136)	(4,525)
Net loss	(3,511)	(3,691)	(5,136)	(4,525)
Net loss per common share—basic	$(0.17)	$(0.18)	$(0.25)	$(0.22)
Net loss per common share—diluted	$(0.17)	$(0.18)	$(0.25)	$(0.22)

	As of June 26, 2005
	(as previously reported)	(as restated)
Prepaid expenses and other	$3,663	$3,575
Total current assets	18,240	18,152
Property, equipment and leasehold improvements, net	150,049	150,482
Total Assets	174,073	174,418

Accrued payroll and benefits	6,259	6,445
Line of credit borrowings	5,499	5,038
Accumulated deficit	(70,257)	(69,637)
Total current liabilities	35,786	35,511
Shareholder’s equity	98,105	98,725

The restatement resulted in a decrease in cash provided by financing activities of $0.5 million and a decrease in cash used in operating activities of $0.5 million.

Restatement of Financial Statements as of and for the Thirteen and Twenty-Six Weeks Ended June 27, 2004

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

Accrued lease termination costs December 26, 2004	$589,000
Expenses accrued	0
Payments	(237,000)
Balance June 26, 2005	$352,000

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Numerator:
Basic and diluted net loss	$(3,691)	$(3,676)	$(4,525)	$(5,042)

Denominator:
Weighted average shares outstanding – basic and diluted	20,203,204	20,186,059	20,188,944	19,052,293

Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.22)	$(0.26)

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net loss as reported	$(3,691)	$(3,676)	$(4,525)	$(5,042)
Plus: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation awards determined under fair value based method for all awards	(425)	(353)	(850)	(706)

Pro forma net loss	$(4,116)	$(4,029)	$(5,375)	$(5,748)

Net loss per common share, basic and diluted
As reported	$(0.18)	$(0.18)	$(0.22)	$(0.26)

Pro forma	$(0.20)	$(0.20)	$(0.27)	$(0.30)

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

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the twenty-six weeks ended June 26, 2005 and June 27, 2004 (in thousands):

	June 26, 2005	June 27, 2004
Cash (paid) received during period for:
Interest	$(1,617)	$(957)
Income taxes	(30)	1,550

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

11. SUBSEQUENT EVENT

On July 21, 2005, the compensation committee of our board of directors granted to certain of our executives an aggregate of 271,500 shares of restricted stock under the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. All such shares of restricted common stock vest and the related restrictions expire on July 21, 2008. However, each executive’s restricted shares will vest immediately upon the earliest to occur of the executive’s death or disability or a Fundamental Change (as defined in the related agreement) of the company. If the executive’s employment is terminated for any reason (other than death, disability or a Fundamental Change) prior to vesting, the restricted shares will be forfeited.

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

Restatement of Financial Statements as of and for the Thirteen and Twenty-Six Weeks Ended June 26, 2005

Subsequent to the issuance of our condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 26, 2005, we identified errors in our accounting for depreciation of fixed assets, interest expense, lease payments, medical benefits and other prepaid expenses. The restatement resulted in an increase in our net loss for the thirteen weeks ended June 26, 2005 and resulted in a decrease in our net loss for the twenty-six weeks ended June 26, 2005 of $0.6 million. The impact of the restatement on the consolidated statement of operations for the quarter and six months ended June 27, 2004 is further discussed in “Note 2. Restatement of Prior Financial Information” appearing in “Part I. Financial Information, Item 1. Financial Statements.”

Restatement of Financial Statements as of and for the Thirteen and Twenty-Six Weeks Ended June 27, 2004

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

Results of Operations

Our operating results for the thirteen and twenty-six weeks ended June 26, 2005 and June 27, 2004 expressed as a percentage of restaurant net sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Restaurant net sales (in thousands)	$69,176	$63,631	$139,629	$128,320
Restaurant costs:
Product	25.9%	25.6%	25.8%	25.5%
Labor	32.8%	33.3%	32.9%	33.3%
Direct and occupancy	30.3%	31.5%	29.1%	30.0%
Depreciation and amortization	5.4%	6.0%	5.2%	5.9%

Total restaurant costs	94.3%	96.4%	93.0%	94.7%
General and administrative expenses	9.6%	6.5%	8.7%	6.7%
Pre-opening costs	0.0%	0.5%	0.2%	0.4%
Loss on impairment of long-lived assets	0.0%	0.0%	0.3%	0.0%
Lease termination costs	0.0%	1.8%	0.1%	0.9%

Operating loss	(3.9)%	(5.2)%	(2.2)%	(2.7)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.5)%	(0.7)%	(1.1)%	(0.8)%
Loss on early extinguishment of debt	0.0%	0.0%	0.0%	(0.4)%

Loss before income taxes	(5.3)%	(5.9)%	(3.2)%	(3.9)%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net loss	(5.3)%	(5.9)%	(3.2)%	(3.9)%

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

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy costs increased by approximately $0.8 million, or 4.4%, to $20.9 million in the second quarter of fiscal 2005 from $20.1 million in the second quarter of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales decreased by approximately 1.2% to 30.3% in the second quarter of fiscal 2005 from 31.5% in the second quarter of fiscal 2004. The increase in direct and occupancy costs in dollars was primarily related to marketing, utility and costs associated with ending the relationship with one of our technology vendors. The decline in direct and occupancy costs as a percentage of sales in the second quarter of fiscal 2005 as compared to the same quarter of fiscal 2004 was due primarily to the higher level of sales in the second quarter of fiscal 2005. We expect operating expenses in the third quarter of fiscal 2005 to remain relatively flat as a percentage of sales from the third quarter of fiscal 2004.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate support. Depreciation and amortization expense of $3.8 million remained relatively flat compared to the same period in the prior year. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.6%, to 5.4% in the second quarter of fiscal 2005 from 6.0% in the second quarter of fiscal 2004. The primary reason for the decrease as a percentage of restaurant sales was the growth in our sales in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. We expect depreciation and amortization to decrease as a percentage of sales in the third quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.

General and Administrative. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses increased by approximately $2.5 million, or 61.0% to $6.7 million in the second quarter of fiscal 2005 from $4.1 million in the second quarter of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 3.1% to 9.6% in the second quarter of fiscal 2005 from 6.5% in the second quarter of fiscal 2004. The increase in general and administrative expenses as a percentage of restaurant sales was primarily due to accounting, legal and consulting fees related to the investigation of events that transpired under prior management as well as hiring additional Paisano Support Center staff. We anticipate general and administrative expenses in the third quarter of fiscal 2005 to increase as a percentage of sales as compared to the third quarter of fiscal 2004.

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

Interest Expense. Interest expense includes the cost of interest on debt. Interest expense increased approximately $0.6 million, or 131.1%, to $1.0 million in the second quarter of fiscal 2005 from approximately $0.4 million in the second quarter of fiscal 2004. The increase in interest expense primarily resulted from higher interest rates on our credit facility in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. We expect interest expense to increase in the third quarter of fiscal 2005 from the third quarter of fiscal 2004 because of the higher interest rates charged on our borrowings. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

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

Direct and Occupancy. Direct and occupancy costs increased by approximately $2.1 million, or 5.4%, to $40.6 million in the first half of fiscal 2005 from $38.5 million in the first half of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales decreased 0.9% to 29.1% in the first half of fiscal 2005 from 30.0% in the same period of fiscal 2004. The increase in direct and occupancy costs in dollars was primarily related to increases in marketing and utilities costs, costs associated with ending the relationship with one of our technology vendors in the second quarter of fiscal 2005, as well as a sales tax credit received in the first quarter of fiscal 2004. The decline in direct and occupancy costs as a percentage of sales in the first two quarters of fiscal 2005 as compared to the same period in fiscal 2004 is due primarily to the higher level of sales in fiscal 2005.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $0.2 million, or 2.8%, to $7.3 million in the first half of fiscal 2005 from $7.5 million in the same period of fiscal 2004. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.7%, to 5.2% in the first half of fiscal 2005 from 5.9% in the same period of fiscal 2004. The primary reason for the decrease as a percentage of restaurant sales was the growth in our sales in the first half of fiscal 2005 as compared to the same period of fiscal 2004.

General and Administrative. General and administrative expenses increased by approximately $3.5 million, or 40.1%, to $12.1 million in the first half of fiscal 2005 from $8.7 million in the first half of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 2.0% to 8.7% in the first half of fiscal 2005 from 6.7% in the first half of fiscal 2004. The increase in general and administrative expenses as a percentage of restaurant sales was primarily due to accounting, legal and consulting fees related to the investigation of events that transpired under prior management as well as hiring additional Paisano Support Center staff.

Pre-opening Costs. Pre-opening costs decreased approximately $0.3 million, or 48.6%, to $0.2 million in the first half of fiscal 2005 from $0.5 million in the first half of fiscal 2004. Pre-opening costs as a percentage of restaurant sales decreased to 0.2%, or 0.2%, in the first half of fiscal 2005 as compared to 0.4% during the same period of fiscal 2004. We opened one Buca di Beppo restaurant during the first half of fiscal 2005.

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

Interest Expense. Interest expense increased approximately $0.4 million, or 40.7%, to $1.5 million in the first half of fiscal 2005 from approximately $1.0 million in the first half of fiscal 2004. The increase in interest expense primarily resulted from higher interest rates on our credit facility in the first two quarters of fiscal 2005 as compared to the first two quarters of fiscal 2004.

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

Net cash used by operating activities was approximately $2.6 million for the twenty-six weeks ended June 26, 2005 as compared to net cash generated of $0.2 million for the same period in fiscal 2004, representing a decrease of $2.8 million in the use of cash for operating activities primarily driven by increased general and administrative expenses related to accounting, legal and consulting fees related to the investigation of events that transpired under prior management.

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

Net cash provided by financing activities decreased by approximately $1.0 million to $2.1 million in the first two quarters of fiscal 2005 as compared to $3.1 million in the same period of fiscal 2004. Our primary financing activity in the first two quarters of 2005 was related to $6.3 million of additional borrowings on our line of credit offset by payments of $4.0 million on our line of credit. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1.0 million, we received net proceeds from the sale of approximately $17.0 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes.

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

Subsequent to the filing on August 4, 2005 of our Quarterly Report on 10-Q for the quarter ended June 26, 2005, we discovered additional deficiencies related to the design and operation of accounting procedures and application of GAAP. We identified errors in our accounting for depreciation of fixed assets, interest expense, lease payments, medical benefits and other prepaid expenses. These matters represented material weaknesses in internal control over financial reporting and resulted in the restatement of our condensed consolidated financial statements for the quarter ended June 26, 2005, as set forth in this Report on Form 10-Q/A. The impact of the restatement on the consolidated financial statements for the quarter ended June 26, 2005 is further discussed in “Note No. 2 - Restatement of Prior Financial Information” appearing in “Part I. Financial Information, Item 1. Financial Statements.”

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