Form 10-Q
period 2005-09-25
BUCA INC /MN
filed 2005-11-09
CIK 1046501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 25, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: Common stock, $.01 par value, 20,468,055 shares outstanding as of October 27, 2005.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 25, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,554	$4,314
Accounts receivable	3,513	2,796
Inventories	6,849	7,379
Prepaid expenses and other	3,139	4,486

Total current assets	15,055	18,975

Property, equipment and leasehold improvements, net	133,270	157,921

Other assets	5,718	6,349

	$154,043	$183,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,694	$13,840
Accrued gift cards and certificates	1,478	4,747
Accrued payroll and benefits	7,919	7,542
Accrued sales, property and income tax	3,453	3,590
Other accrued expenses	4,540	6,167
Line of credit borrowings	5,869	1,986
Current maturities of long-term debt and capitalized leases	1,368	1,368

Total current liabilities	36,321	39,240

Long-term liabilities:
Long-term debt and capital leases, less current maturities	17,711	19,579
Deferred rent	18,210	18,236
Other liabilities, net	3,680	3,113

Total liabilities	75,922	80,168

Commitments and contingencies (Note 10)

Shareholders’ equity:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value per share, 30,000,000 shares authorized; 20,503,537 and 20,186,059 shares issued and outstanding, respectively	205	202
Additional paid-in capital	170,746	169,112
Accumulated deficit	(90,402)	(65,122)
Unearned compensation	(1,405)	—
Notes receivable from employee shareholders	(1,023)	(1,115)

Total shareholders’ equity	78,121	103,077

	$154,043	$183,245

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2005	September 26, 2004 (as restated— see Note 2)	September 25, 2005	September 26, 2004 (as restated—see Note 2)
Restaurant sales	$63,679	$60,899	$203,308	$189,219
Restaurant costs:
Product	16,262	15,502	52,304	48,257
Labor	22,107	20,899	68,017	63,665
Direct and occupancy	20,909	19,455	61,501	57,953
Depreciation and amortization	3,560	3,892	10,869	11,408

Total restaurant costs	62,838	59,748	192,691	181,283
General and administrative expenses	6,746	4,430	18,873	13,094
Pre-opening costs	—	513	244	988
Loss on impairment and sale of long-lived assets	13,278	10,194	13,718	10,194
Lease termination costs	160	4	234	1,175

Operating loss	(19,343)	(13,990)	(22,452)	(17,515)
Interest income	40	4	92	70
Interest expense	(787)	(472)	(2,255)	(1,530)
Loss on early extinguishment of debt	(675)	—	(675)	(524)

Loss before income taxes	(20,765)	(14,458)	(25,290)	(19,499)
Income taxes	—	—	—	—

Net loss	$(20,765)	$(14,458)	$(25,290)	$(19,499)

Net loss per share – basic	$(1.03)	$(0.72)	$(1.25)	$(1.00)
Weighted average common shares outstanding - basic	20,223,749	20,150,065	20,206,579	19,419,106
Net loss per share – diluted	$(1.03)	$(0.72)	$(1.25)	$(1.00)
Weighted average common shares outstanding diluted	20,223,749	20,150,065	20,206,579	19,419,106

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 25, 2005	September 26, 2004 (as restated—see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,290)	$(19,499)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,868	11,408
Loss on impairment and sale of long-lived assets	13,738	10,194
Loss on early extinguishment of debt	675	524
Tenant allowance proceeds	331	300
Other	(61)	(828)
Change in assets and liabilities:
Accounts receivable	(717)	538
Inventories	530	83
Prepaid expenses and other	1,347	534
Accounts payable	(2,146)	(3,465)
Accrued expenses	(4,656)	327

Net cash (used in) provided by operating activities	(5,381)	116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,177)	(8,309)
Proceeds from sale of property and equipment	349	143
Receipts from investments	620	1,785

Net cash used in investing activities	(208)	(6,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	7,869	28,500
Principal payments on line of credit borrowings	(3,986)	(27,500)
Proceeds from long-term debt borrowings	—	250
Principal payments on long-term debt and capital leases	(18,014)	(12,792)
Proceeds from sale-leaseback transaction	17,500	—
Financing costs	(781)	(439)
Collection on notes receivable from shareholders	92	114
Net proceeds from issuance of common stock	149	17,393

Net cash provided by financing activities	2,829	5,526

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,760)	(739)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314	3,013

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,554	$2,274

See notes to condensed consolidated financial statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (we, us, or our) develop, own and operate Southern Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At September 25, 2005, we had 107 restaurants located in 30 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the thirteen and thirty-nine weeks ended September 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained net losses of $25.3 million for the thirty-nine weeks ended September 25, 2005, $37.6 million in fiscal 2004 and $23.5 million in fiscal 2003 and we have an accumulated deficit of $90.4 million. We have utilized $5.4 million of cash for operating activities through the thirty-nine weeks ended September 25, 2005. As of October 25, 2005, we had outstanding borrowings of approximately $7.4 million under our revolving credit facility, $2.2 million under the term loan A facility and our availability under the revolving credit facility was approximately $3.6 million. Our credit agreement contains restrictive covenants and requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lenders, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit agreement could result in acceleration of our indebtedness. Earlier in fiscal 2005, we were in violation of certain covenants under the credit agreement, which were subsequently amended and waived by the lenders. Our inability in the future to comply with the covenant requirements under the credit agreement and to obtain a waiver of such violations could impair our liquidity and limit our ability to operate.

Based on available funds, current plans and business conditions, management believes that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for the next 12 months. This belief is based on a number of assumptions including that there will be no material adverse developments in our business or the general economy. There can be, however, no assurances regarding these assumptions. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on us.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2004, we identified errors in our accounting for leases, which included errors in the accounting for leasehold improvements, rent commencement dates, lease incentives and certain other leasing matters, and other accounting errors that affected our historical financial statements. These errors are discussed in the following paragraphs.

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

As a result, the accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2004 have been restated from the amounts previously reported.

The following table reconciles the change in net loss due to the restatement (in thousands):

	For the Thirteen Weeks Ended September 26, 2004	For the Thirty-Nine Weeks Ended September 26, 2004
Net loss as previously reported	$(14,574)	$(19,984)
Net impact of employee meals adjustment	0	0
Lease accounting	(113)	(339)
Property, equipment and leasehold improvement transactions	221	800
Other	8	24

Total pretax loss decrease	116	485

Income taxes	—	—

Total net loss decrease	$116	$485

Net loss, as restated	$(14,458)	$(19,499)

A summary of the significant effects of the restatement on the consolidated statements of operations (in thousands, except share and per share data) for the thirteen and thirty-nine weeks ended September 26, 2004 is as follows:

	For the Thirteen Weeks Ended September 26, 2004		For the Thirty-Nine Weeks Ended September 26, 2004
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Restaurant sales	$62,531	$60,899	$194,259	$189,219
Costs and expenses	77,105	75,357	214,243	208,718

Loss before income taxes	(14,574)	(14,458)	(19,984)	(19,499)
Income taxes	—	—	—	—

Net loss	(14,574)	(14,458)	(19,984)	(19,499)

Net loss per common share—basic	$(0.72)	$(0.72)	$(1.03)	$(1.00)
Net loss per common share—diluted	$(0.72)	$(0.72)	$(1.03)	$(1.00)

The restatement also resulted in a change in the classification of cash flows related to tenant allowance proceeds received from landlords and purchases of property and equipment, which resulted in a decrease in cash provided by operating activities and a decrease in cash used in investing activities of $0.6 million for the thirty-nine weeks ended September 26, 2004. The restatement had no effect on historical cash balances or total cash flows for the thirty-nine weeks ended September 26, 2004.

3. LOSS ON IMPAIRMENT AND SALE OF LONG-LIVED ASSETS

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

During the thirteen weeks ended September 25, 2005 we recorded an approximate $13.3 million loss on the impairment and sale of long-lived assets. Impairment expenses in the third quarter of fiscal 2004 were approximately $10.2 million. The 2005 loss is primarily related to a $10.4 million write-down of six Buca di Beppo and three Vinny T’s restaurants currently in operation and a $2.9 million loss on a sale-leaseback transaction. We recorded an impairment charge on three of these nine restaurants because our estimate of future cash flows, based upon a range of scenarios, over the remaining lease term plus option periods for each restaurant did not generate sufficient positive cash flow to support the carrying value of their associated long-lived assets. We determined that it was more likely than not that six of these restaurants would either be sold or otherwise disposed of significantly before the end of their previously estimated useful life. Our estimate of future cash flows over the remaining lives of these six restaurants, net of sale proceeds or disposal fees, did not support the carrying value. As a result of the carrying value not deemed to be recoverable, we estimated the fair value of these assets using discounted future cash flows and recorded an impairment loss for the amount the carrying value exceeded estimated fair value.

During the thirty-nine weeks ended September 25, 2005, we recorded an approximate $13.7 million loss on the impairment and sale of long-lived assets primarily related to a $10.4 million write-down of six Buca di Beppo and three Vinny T’s restaurants currently in operation, a $2.9 million loss on a sale-leaseback transaction and a $0.4 million loss on capitalized lease development costs for one restaurant not expected to open due to a reduction in our development plans. We recorded an approximate $10.2 million loss during the thirty-nine weeks ended September 26, 2004 primarily related to the write-down of equipment and leasehold improvements at eight restaurants in operation and the capitalized development costs for restaurants we did not expect to open due to a reduction in our development plans.

We will continue to review our restaurants for potential asset impairment. We believe that all of our remaining restaurants currently have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

On September 9, 2005, we entered into a sale and leaseback transaction in which we sold eight of our restaurants to a third party for proceeds of $17.5 million. We simultaneously entered into long-term capital leases for those restaurants with aggregate initial annual rent of approximately $1.2 million. In connection with this sale and leaseback, we recorded a loss of $2.9 million primarily to reflect the impairment on some of the properties for which the net proceeds were less than the book value of the assets.

4. STOCK-BASED COMPENSATION

We have chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed by Accounting Principles Board Option No. 25, Accounting for Issued to Employees, and related interpretations. No compensation cost has been recognized for options issued to employees under the plans as the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant. Had compensation costs for our Employee Stock Purchase Plan, 1996 Stock Incentive Plan and 2000 Stock Incentive Plan been determined using a fair value based method as described in SFAS No. 123, Accounting for Stock-Based Compensation, our net loss would have been increased to the following pro-forma amounts (in thousands, except for per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net loss as reported	$(20,765)	$(14,458)	$(25,290)	$(19,499)
Plus: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation awards determined under fair value based method for all awards	(505)	(330)	(1,355)	(993)

Pro forma net loss	$(21,270)	$(14,788)	$(26,645)	$(20,492)

Net loss per common share, basic and diluted
As reported	$(1.03)	$(0.72)	$(1.25)	$(1.00)

Pro forma	$(1.05)	$(0.73)	$(1.32)	$(1.06)

Restricted Stock -On July 21, 2005, the compensation committee of our board of directors granted to certain of our executives an aggregate of 152,000 shares of restricted stock under the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. All such shares of restricted common stock vest and the related restrictions expire on July 21, 2008. However, each executive’s restricted shares will vest immediately upon the earliest to occur of the executive’s death or disability or a Fundamental Change (as defined in the related agreement) of the company. If the executive’s employment is terminated for any reason (other than death, disability or a Fundamental Change) prior to vesting, the restricted shares will be forfeited. We are accounting for these restricted stock grants in accordance with APB 25 and, therefore, have recorded the awards as unearned compensation and are amortizing the expense over the remaining vesting term.

5. LEASE TERMINATION COSTS

For the thirteen and thirty-nine weeks ended September 25, 2005, we recorded additional lease termination costs of $160,000 related to a previous store closure. For certain restaurant locations, we have previously recognized lease termination costs in accordance with Statement of Financial Accounting Standards (SFAS) No, 146, Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes activity related to this liability:

Accrued lease termination costs December 26, 2004	$589,000
Expenses accrued	160,000
Payments	(300,000)

Balance September 25, 2005	$449,000

We expect to pay the entire balance in fiscal 2005.

6. NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net loss per share for the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004 equals basic net loss per share because the effect of stock options to the weighted average shares assumed outstanding would be anti-dilutive. The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Numerator:
Basic and diluted net loss	$(20,765)	$(14,458)	$(25,290)	$(19,499)

Denominator:
Weighted average shares outstanding – basic and diluted	20,223,749	20,150,065	20,206,579	19,419,106

Basic and diluted net loss per common share	$(1.03)	$(0.72)	$(1.25)	$(1.00)

Diluted loss per common share excludes 1,950,501 stock options at a weighted average price of $8.15 in the thirteen weeks ended September 25, 2005, 1,412,210 stock options at a weighted average price of $13.59 in the thirteen weeks ended September 26, 2004, 1,883,318 stock options at a weighted average price of $9.04 in the thirty-nine weeks ended September 25, 2005 and 1,574,961 stock options at a weighted average price of $14.11 in the thirty-nine weeks ended September 26, 2004 due to their anti-dilutive effect.

7. CREDIT FACILITY

On September 9, 2005, we completed the sale and simultaneous leaseback of eight restaurant locations with affiliates of CRIC Capital at a sale price of $17.5 million (the “Sale Leaseback Transaction”). The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term B loan facility with Ableco and to prepay a portion of the outstanding term A loan facility with Wells Fargo. A premium equal to four percent of the outstanding principal amount of the term B loan was paid in connection with the prepayment of the term B loan facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the members of the Lender Group. Pursuant to the Amendment and Consent, the lender group consented to the Sale Leaseback Transaction (subject to the prepayment of the term B loan facility and term A loan facility as provided above), agreed to reduce the minimum EBITDA coverage required for relevant testing periods in fiscal year 2007, and agreed to amend the Credit Agreement in certain other respects. In consideration for the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum. Our financial ratio covenant requirements increase over time. We expect to be in compliance with the financial covenants of the credit facility for the next twelve months. In the event that we are unable to comply with the financial ratio covenants, our inability to obtain a waiver of such violations could impair our liquidity and limit our ability to operate.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective for the Company at the beginning of fiscal 2006. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 4, subject to the level of options granted.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt SFAS 153 for nonmonetary asset exchanges occurring in the second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No.143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. We are currently reviewing and analyzing the impact that adopting FIN 47 will have on our consolidated financial statements. We plan to adopt FIN 47 during the fourth quarter of fiscal 2005.

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirty-nine weeks ended September 25, 2005 and September 26, 2004 (in thousands):

	September 25, 2005	September 26, 2004
Cash (paid) received during period for:
Interest	$(2,255)	$(1,336)
Income taxes	(49)	1,920

10. COMMITMENTS AND CONTINGENCIES

Litigation - In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of California Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The court issued its order preliminarily approving the settlement on September 20, 2005. The final fairness hearing is scheduled for January 11, 2006. The proposed settlement structure is expected to result in an estimated liability between $1.5 and $2.0 million. The actual amount under the proposed settlement structure will be dependent on how many members of the putative class file timely claims, assuming judicial approval. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action.

In February 2005, the SEC informed us that it had issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to, among other things, our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We are cooperating and assisting with the SEC’s investigation in order to bring the inquiry to a conclusion as promptly as possible. Any unfavorable finding from the SEC as a result of the investigation could have a material adverse effect on our company.

Our company, as nominal defendant, five of our directors, and three of our former officers have been named as defendants in purported derivative actions that were filed in April 2005 in the Hennepin County District Court, State of Minnesota. The actions have been consolidated under the title In re Buca, Inc. Shareholder Derivative Litigation. A consolidated complaint has been filed by two shareholders who allege that the individual defendants breached their fiduciary duties by ignoring, and failing to correct, problems with the company’s financial accounting and internal controls. The plaintiffs seek compensatory damages from the individual defendants for losses allegedly sustained by the company, which include the costs of internal investigations and an SEC investigation. The plaintiffs also seek unspecified equitable relief and an award of attorneys’ fees and costs of litigation. The director defendants and the Company have moved to dismiss the action on several grounds. Defendant Greg Gadel also has moved to dismiss the action or, in the alternative, to stay the action pending the conclusion of a criminal investigation that his motion indicates is now being conducted by the U.S. Attorney’s Office in Minnesota in which Gadel is a target. All of the motions were heard in the Hennepin County District Court on October 24, 2005, although no ruling on the motions has been issued. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

Three virtually identical civil actions under the federal securities laws were filed against our company and three former officers in the United States District Court for the District of Minnesota, on August 10, 2005, September 1, 2005, and September 7, 2005, respectively. On October 31, 2005, the Court ordered that the three actions be consolidated and that five investors be appointed as lead plaintiffs. The investors purport to bring the consolidated action on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March

11, 2005 (the “class period”). The investors allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The investors assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. The investors have advised us that they intend to file a consolidated complaint in early 2006. The defendants have not yet responded and will not respond until after the consolidated complaint is filed. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are subject to certain other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

11. SUBSEQUENT EVENT

On November 4, 2005, our Board of Directors authorized the Company to explore strategic alternatives for Vinny T’s of Boston, including the potential sale of some or all of our 11 Vinny T’s of Boston restaurants or the conversion of some or all of the restaurants to Buca di Beppo restaurants. We expect that upon completion of any resulting transactions we will no longer operate restaurants under the Vinny T’s of Boston brand. Therefore, we will be able to focus on our Buca di Beppo concept, which we believe provides the best platform for growth in the future. We also expect that by having just one restaurant concept, we will be better able to provide consistency in our marketing and operations execution. The board also authorized us to exit three of our lower performing Buca di Beppo restaurants. We have closed these Buca di Beppo restaurants and expect to seek to negotiate subleases or terminations of the leases for these locations. The decision to close the three Buca di Beppo restaurants was part of our on-going process of evaluating the performance of our restaurant locations. Each of the closed restaurants is in a leased location. We expect to incur lease termination expenses in the fourth quarter of fiscal 2005 related to these locations. We are continuing to evaluate our other restaurants for possible additional closures.

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

In February 2005, we announced that we were conducting a review of our accounting policies related to leases, leasehold improvements, rent commencement, deferred rent and other items and that we would be restating our historical financial statements for the fiscal years ended 2000 through 2003 and for the first three quarters of fiscal 2004. Since that time, we have completed a comprehensive review of the application of our accounting policies in connection with our implementation of procedures in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the SEC rules promulgated thereunder and our recently completed internal investigation described above. As a result, we determined that it was necessary to restate additional financial statement items for the fiscal years ended 2000 through 2003 and the first three quarters of fiscal 2004. For further information on the impact of the restatement on fiscal years ended 2000 through 2003, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2. Restatement of Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. Not all of the restatement adjustments addressed in the Annual Report on Form 10-K for the fiscal year ended December 26, 2004 resulted in restatement adjustments for the thirteen and thirty-nine weeks ended September 26, 2004.

For the thirteen and thirty-nine weeks ended September 26, the restatement:

•	corrected the accounting for real estate leases for our restaurants,

•	corrected errors in the capitalization of certain property, equipment and leasehold improvement transactions which decreased depreciation expense from that previously reported, and

•	removed the value of employee meals from our sales.

The restatement decreased our loss before income taxes for the thirteen weeks ended September 26, 2004 by $0.1 million, primarily as a result of a $0.1 million increase in expense related to the accounting for real estate leases offset by a $0.2 million decrease in expense related to reduction of depreciation and amortization of capitalized leasehold improvements that had been adjusted in prior fiscal years in connection with the restatement. For the thirty-nine weeks ended September 26, 2004, the restatement decreased our loss before income taxes by $0.5 million primarily due to a $0.3 million increase in expense related to the accounting for real estate leases offset by a $0.8 million decrease in expense related to reduction of depreciation and amortization of capitalized leasehold improvements that had been adjusted in prior fiscal years in connection with the restatement. By eliminating the value of our employee meals from our sales, we also created an offsetting expense entry, and as a result, there was no net impact on our loss before incomes taxes. The impact of the restatement on the consolidated statement of operations for the quarter and nine months ended September 26, 2004 is further discussed in “Note 2. Restatement of Prior Financial Information” appearing in “Part I. Financial Information, Item 1. Financial Statements.”

Earnings Adjustments Related to the Restatement

(in thousands)

	For Thirteen Weeks Ended September 26, 2004	For Thirty-Nine Weeks Ended September 26, 2004
Employee meals removed from revenue	$(1,632)	$(5,040)

Lease accounting	113	339
Property, equipment and leasehold improvement transactions	(221)	(800)
Employee meals removed from expense	(1,632)	(5,040)
Accrual of costs	(8)	(24)

Costs and expenses decrease	$(1,748)	$(5,525)

Total pretax loss decrease	116	485
Income taxes	—	—

Total net loss decrease	$116	$485

The restatement also resulted in a change in the classification of cash flows related to tenant allowance proceeds received from landlords and purchases of property and equipment, which resulted in a decrease in cash provided by operating activities and a decrease in cash used in investing activities of $0.3 million for the thirty-nine weeks ended September 26, 2004. The restatement had no effect on historical cash balances or total cash flows for the nine months ended September 26, 2004.

The discussion that follows gives effect to the restatement discussed above.

General

At September 25, 2005, we owned and operated 96 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service, primarily dinner-only restaurants that offer high quality, Southern Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-World War II Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and the North End of Boston in the 1940’s.

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

On November 4, 2005, our Board of Directors authorized the Company to explore strategic alternatives for Vinny T’s of Boston, including the potential sale of some or all of our 11 Vinny T’s of Boston restaurants or the conversion of some or all of the restaurants to Buca di Beppo restaurants. We expect that upon completion of any resulting transactions we will no longer operate restaurants under the Vinny T’s of Boston brand. Therefore, we will be able to focus on our Buca di Beppo concept, which we believe provides the best platform for growth in the future. We also expect that by having just one restaurant concept, we will be better able to provide consistency in our marketing and operations execution. The board also authorized us to exit three of our lower performing Buca di Beppo restaurants. We have closed these Buca di Beppo restaurants and expect to seek to negotiate subleases or terminations of the leases for these locations. The decision to close the three Buca di Beppo restaurants was part of our on-going process of evaluating the performance of our restaurant locations. Each of the closed restaurants is in a leased location. We expect to incur lease termination expenses in the fourth quarter of fiscal 2005 related to these locations. We are continuing to evaluate our other restaurants for possible additional closures.

Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 25, 2005 and September 26, 2004 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2005		September 26, 2004	September 25, 2005	September 26, 2004
Restaurant sales (in thousands)	$63,679		$60,899	$203,308	$189,219
Restaurant costs:
Product	25.5%		25.5%	25.7%	25.5%
Labor	34.7%		34.3%	33.5%	33.6%
Direct and occupancy	32.8%		32.0%	30.3%	30.6%
Depreciation and amortization	5.6%		6.4%	5.3%	6.0%

Total restaurant costs	98.7%		98.2%	94.8%	95.7%
General and administrative expenses	10.6%		7.3%	9.3%	6.9%
Pre-opening costs	0.0%		0.8%	0.1%	0.5%
Loss on impairment and sale of long-lived assets	20.9%		16.7%	6.7%	5.4%
Lease termination costs	0.3%		0.0%	0.1%	0.6%

Operating loss	(30.4)%		(23.0)%	(11.0)%	(9.1)%
Interest income	0.1%		0.0%	0.0%	0.0%
Interest expense	(1.2)%		(0.8)%	(1.1)%	(0.8)%
Loss on early extinguishment of debt	(1.1	) %	0.0%	(0.3)%	(0.3	) %

Loss before income taxes	(32.6)%		(23.8)%	(12.4)%	(10.2)%
Income taxes	0.0%		0.0%	0.0%	0.0%

Net loss	(32.6)%		(23.8)%	(12.4)%	(10.2)%

Thirteen Weeks Ended September 25, 2005 Compared to the Thirteen Weeks Ended September 26, 2004

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $2.8 million, or 4.6%, to $63.7 million in the third quarter of fiscal 2005 from $60.9 million in the third quarter of fiscal 2004. For the third quarter of fiscal 2005, comparable restaurant sales increased 3.5% at Buca di Beppo restaurants, increased 0.8% at Vinny T’s of Boston restaurants and increased 3.2% for the Company overall. Buca di Beppo’s restaurant sales increased approximately 4.4% in the third quarter of fiscal 2005 primarily due to an approximate 1% price increase in the first quarter of fiscal 2005, a 2.5% increase in guest count and the opening of a new restaurant in the first quarter of fiscal 2005. Vinny T’s of Boston’s restaurant sales increased approximately 5.5% in the third quarter of fiscal 2005 primarily due to an approximate 3.1% increase in guest count and the opening of a new restaurant in the second half of fiscal 2004. We expect that our Buca di Beppo comparable restaurant sales will be positive during the fourth quarter of fiscal 2005. We expect our Vinny T’s of Boston comparable restaurant sales to be slightly negative for the fourth quarter of fiscal 2005.

Product. Product costs increased by approximately $0.8 million, or 4.9%, to $16.3 million in the third quarter of fiscal 2005 from $15.5 million in the third quarter of fiscal 2004. Product costs as a percentage of restaurant sales remained steady at 25.5% in the third quarter of fiscal 2005. The increase in product costs was primarily related to increased costs in produce, poultry, and pasta. We expect product costs as a percentage of restaurant sales to increase slightly in the fourth quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $1.2 million, or 5.8%, to $22.1 million in the third quarter of fiscal 2005 from $20.9 million in the third quarter of fiscal 2004. Labor cost as a percentage of restaurant sales increased by approximately 0.4 percentage points to 34.7% in the third quarter of fiscal 2005 from 34.3% in the third quarter of fiscal 2004. The increase in labor dollars and costs as a percentage of sales was primarily related to increased non-exempt personnel. We expect labor costs in the fourth quarter of fiscal 2005 to decrease slightly as a percentage of sales from the fourth quarter of fiscal 2004.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy costs increased by approximately $1.5 million, or 7.5%, to $20.9 million in the third quarter of fiscal 2005 from $19.5 million in the third quarter of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales increased by approximately 0.8 percentage points to 32.8% in the third quarter of fiscal 2005 from 32.0% in the third quarter of fiscal 2004. The increase in direct and occupancy dollars and costs as a percentage of sales were primarily related to insurance, equipment maintenance and utility expenses. We expect operating expenses in the fourth quarter of fiscal 2005 to increase as a percentage of sales from the fourth quarter of fiscal 2004.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate support. Depreciation and amortization decreased by approximately $0.3 million, or 8.5%, to $3.6 million in the third quarter of fiscal 2005 from $3.9 million in the third quarter of fiscal 2004. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.8 percentage points to 5.6% in the third quarter of fiscal 2005 from 6.4% in the third quarter of fiscal 2004. The primary reason for the decrease in dollars and costs as a percentage of restaurant sales was the decrease in capitalized asset purchases and increases in building asset write-offs taken as a result of impairments since the fourth quarter of fiscal 2005. We expect depreciation and amortization to decrease as a percentage of sales in the fourth quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.

General and Administrative. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, including management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses increased by approximately $2.3 million, or 52.3%, to $6.7 million in the third quarter of fiscal 2005 from $4.4 million in the third quarter of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 3.3 percentage points to 10.6% in the third quarter of fiscal 2005 from 7.3% in the third quarter of fiscal 2004. The increase in general and administrative expenses in whole dollars and as a percentage of restaurant sales was primarily due to the hiring of additional Paisano Support Center Staff and related labor expenses and the result of accounting, legal and consulting fees related to the investigation of events that transpired under prior management. We anticipate general and administrative expenses in the fourth quarter of fiscal 2005 to decrease as a percentage of sales as compared to the fourth quarter of fiscal 2004.

Pre-opening Costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. There were no pre-opening costs in the third quarter of fiscal 2005 compared to $0.5 million from the third quarter of fiscal 2004. The decline was due to no new restaurant openings in third quarter fiscal 2005 versus two during the same period of fiscal 2004. We do not expect to open any restaurants in the remaining period of fiscal 2005.

Loss on Impairment and Sale of Long-Lived Assets. Loss on impairment of long-lived assets relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. We recorded a $10.4 million loss in the third quarter of 2005 on the impairment of long-lived assets related to nine open restaurants in various markets. Impairment expenses in the third quarter of fiscal 2004 of approximately $10.2 million were primarily related to the write-down of equipment and leasehold improvements at eight restaurants in operation and the capitalized development costs for restaurants we did not expect to open due to a reduction in our development plans. We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges. Loss on sale of long-lived assets relates to the $2.9 million loss recognized as a result of the sale and simultaneous leaseback of eight restaurant locations on September 9, 2005.

Lease Termination Costs. We recorded $0.2 million in lease termination costs in the third quarter of fiscal 2005 related to the lease for our previously closed restaurant in Jenkintown, Pennsylvania.

Interest Income. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. Interest income increased $0.04 million from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. This change is primarily related to the recording of the previous two quarters of interest income in the third quarter.

Interest Expense. Interest expense includes the cost of interest on debt. Interest expense increased by approximately $0.3 million, or 66.7%, to $0.8 million in the third quarter of fiscal 2005 from approximately $0.5 million in the third quarter of fiscal 2004. The increase in interest expense primarily resulted from higher interest rates on our credit facility in the third quarter as compared to same period in fiscal 2004 and the recording of the first month’s interest on our capital leases.

Income Taxes. We did not record a benefit from or provision for income taxes in the third quarter of fiscal 2005 and 2004. We recorded a tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Thirty-Nine Weeks Ended September 25, 2005 Compared to the Thirty-Nine Weeks Ended September 26, 2004

Restaurant Sales. Restaurant sales increased by approximately $14.1 million, or 7.4%, to $203.3 million in the first three quarters of fiscal 2005 from $189.2 million in the first three quarters of fiscal 2004. For fiscal 2005, comparable restaurant sales increased 5.3% at Buca di Beppo restaurants, decreased 0.4% at Vinny T’s of Boston restaurants and increased 4.6% for the Company overall. Buca di Beppo’s restaurant sales increased approximately 7.4% in the first three quarters of fiscal 2005 primarily due to an approximate 1% price increase in the first quarter of fiscal 2005, a 4.3% increase in guest count and the opening of a new restaurant in the first quarter of fiscal 2005. Vinny T’s of Boston’s restaurant sales increased approximately 8.1% in the first three quarters of fiscal 2005 primarily due to the opening of a new restaurant in the second half of fiscal 2004.

Product. Product costs increased by approximately $4.0 million, or 8.4%, to $52.3 million in the first three quarters of fiscal 2005 from $48.3 million in the first three quarters of fiscal 2004. Product costs as a percentage of restaurant sales increased by approximately 0.2 percentage points to 25.7% in the first three quarters of fiscal 2005 from 25.5% in the first three quarters of fiscal 2004. The increase in product costs and product costs as a percentage of sales was primarily related to increased costs in produce, poultry, seafood and wine.

Labor. Labor costs increased by approximately $4.4 million, or 6.8%, to $68.0 million in the first three quarters of fiscal 2005 from $63.7 million in the first three quarters of fiscal 2004. Labor costs as a percentage of restaurant sales decreased by approximately 0.1 percentage points to 33.5% in the first three quarters of fiscal 2005 from 33.6% in the first three quarters of fiscal 2004. The decrease in labor and benefit costs as a percentage of sales was primarily related to restaurant staffing efficiencies and the increased volume of sales. The increase in labor dollars was a result of increases in exempt and non-exempt labor but at a slower rate than the increase in sales volumes.

Direct and Occupancy. Direct and occupancy costs increased by approximately $3.5 million, or 6.1%, to $61.5 million in the first three quarters of fiscal 2005 from $58.0 million in the first three quarters of fiscal 2004. Direct and occupancy costs as a percentage of restaurant sales decreased 0.3 percentage points to 30.3% in the first three quarters of fiscal 2005 from 30.6% in the same period of fiscal 2004. The increase in direct and occupancy costs in dollars was primarily related to increases in utilities, insurance and building and equipment repairs, as well as a sales tax credit received in the first quarter of fiscal 2004. The decline in direct and occupancy costs as a percentage of sales in the first three quarters of fiscal 2005 as compared to the same period in fiscal 2004 is due primarily to the higher level of sales in fiscal 2005.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $0.5 million, or 4.7%, to $10.9 million in the first three quarters of fiscal 2005 from $11.4 million in the same period of fiscal 2004. Depreciation and amortization as a percentage of restaurant sales decreased by approximately 0.7 percentage points to 5.3% in the first three quarters of fiscal 2005 from 6.0% in the same period of fiscal 2004. The dollar decrease was primarily related to the decrease in capitalized asset purchases and increases in building asset write-offs taken as a result of impairments since fourth quarter of fiscal 2005.

General and Administrative. General and administrative expenses increased by approximately $5.8 million, or 44.1%, to $18.9 million in the first three quarters of fiscal 2005 from $13.1 million in the first three quarters of fiscal 2004. General and administrative expenses as a percentage of restaurant sales increased by approximately 2.4 percentage points to 9.3% in the first three quarters of fiscal 2005 from 6.9% in the first three quarters of fiscal 2004. The increase in general and administrative dollars and costs as a percentage of restaurant sales was primarily due to accounting, legal and consulting fees related to the investigation of events that transpired under prior management as well as hiring additional Paisano Support Center staff.

Pre-opening Costs. Pre-opening costs decreased approximately $0.8 million, or 75.3%, to $0.2 million in the first three quarters of fiscal 2005 from $1.0 million in the first three quarters of fiscal 2004. Pre-opening costs as a percentage of restaurant sales decreased to 0.1% in the first three quarters of fiscal 2005 as compared to 0.5% during the same period of fiscal 2004. We opened one Buca di Beppo restaurant during the first three quarters of fiscal 2005.

Loss on Impairment and Sale of Long-Lived Assets. We recorded a $10.8 million loss on the impairment of long-lived assets. The $0.4 million loss on impairment of long-lived assets in the first three quarters of fiscal 2005 primarily related to capitalized lease development costs for a proposed Buca di Beppo restaurant in Long Beach, California, that was not expected to open due to a reduction in our development plans. The $10.4 million loss in the third quarter of 2005 on the impairment of long-lived assets related to nine open restaurants in various markets. We will continue to review our restaurants for potential asset impairment. Loss on sale of long-lived assets relates to the $2.9 million loss recognized as a result of the sale and simultaneous leaseback of eight restaurant locations on September 9, 2005.

Lease Termination Costs. We recorded $0.2 million in lease termination costs in the first three quarters of fiscal 2005 related to one restaurant closing in Jenkintown, Pennsylvania. We incurred lease termination costs of approximately $1.2 million during the same period of fiscal 2004, which primarily comprised costs related to the closure of our Lenexa, Kansas Buca di Beppo restaurant and termination of our leases related to undeveloped restaurant properties in Lexington, Kentucky and Springfield, Virginia.

Interest Income. Interest income is primarily received on the loans granted to our Paisano Partners for participation in our Paisano Partner Program. Interest income increased $0.02 million, or 31.4%, to $0.09 million in the first three quarters of fiscal 2005 from $0.07 million in the first three quarters of fiscal 2004. This change is primarily related to an increase in the average outstanding balance of Paisano Partner loans.

Interest Expense. Interest expense increased approximately $0.8 million, or 47.4%, to $2.3 million in the first three quarters of fiscal 2005 from $1.5 million in the first three quarters of fiscal 2004. The increase in interest expense primarily resulted from higher interest rates on our credit facility in fiscal 2005 as compared to the same period in fiscal 2004.

Income Taxes. We did not record a benefit from or provision for income taxes in the first three quarters of fiscal 2005 and 2004. We recorded a tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Liquidity and Capital Resources

As of September 25, 2005, our balance of cash and cash equivalents was approximately $1.6 million, a decrease of approximately $2.7 million from the fiscal 2004 year-end balance of approximately $4.3 million. The reduction in our cash balance was due primarily to an increased use of cash in our operations primarily driven by increased general and administrative expenses largely related to accounting, legal and consulting fees related to the investigation of events that transpired under prior management.

Net cash used by operating activities was approximately $5.4 million for the thirty-nine weeks ended September 25, 2005 as compared to net cash generated of $0.1 million for the same period in fiscal 2004. This represents a decrease of $5.5 million in the use of cash for operating activities primarily driven by increased general and administrative expenses related to accounting, legal and consulting fees related to the investigation of events that transpired under prior management, decreases in cash from store operations and increases in other general and administrative accruals.

Net cash used in investing activities was approximately $0.2 million for the thirty-nine weeks ended September 25, 2005, as compared to a use of $6.4 million in the same period of fiscal 2004. We use cash primarily to fund the development and construction of new restaurants and capital additions of existing restaurants. Capital expenditures were $1.2 million in the thirty-nine weeks of fiscal 2005 as compared to $8.3 million in the same period of fiscal 2004. The decrease in capital expenditures in the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 was related to the reduction in the number of new restaurants we opened this year. We opened one Buca di Beppo in the first quarter of fiscal 2005; however, the majority of the capital expenditures related to that store opening occurred in fiscal 2004. We do not expect to open any additional restaurants during fiscal 2005.

Net cash provided by financing activities decreased by approximately $2.7 million to $2.8 million in the first three quarters of fiscal 2005 as compared to $5.5 million in the same period of fiscal 2004. Our primary financing activity in the first three quarters of 2005 was related to $17.5 million of proceeds from the sale and simultaneous leaseback of eight restaurants offset by payments of $17.0 million on our long term debt. The net proceeds of the transaction were used to prepay outstanding indebtedness. On February 26, 2004, we completed the sale in a private placement of 3.3 million shares of our common stock at a price of $5.50 per share for total gross proceeds of approximately $18.2 million. After deducting transaction costs of approximately $1.0 million, we received net proceeds from the sale of approximately $17.0 million, $8.5 million of which was used to prepay our term loan facility, $7.5 million of which was used to pay down our line of credit borrowings and the remainder was used for general corporate purposes.

In November 2004, we entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement as amended to date provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit subfacility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we paid principal of $312,500 on January 1, 2005 and we are required to make a similar payment on the first day of each of July, October, January and April of each year thereafter, through and including October 1, 2008.

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

On September 9, 2005, we completed the sale and simultaneous leaseback of eight restaurant locations with affiliates of CRIC Capital at a sale price of $17.5 million (the “Sale Leaseback Transaction”). The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term B loan facility with Ableco and to prepay a portion of the outstanding term A loan facility with Wells Fargo. A premium equal to four percent of the outstanding principal amount of the term B loan was paid in connection with the prepayment of the term B loan facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the members of the Lender Group. Pursuant to the Amendment and Consent, the lender group consented to the Sale Leaseback Transaction (subject to the prepayment of the term B loan facility and term A loan facility as provided above), agreed to ease the minimum EBITDA coverage required for relevant testing periods in fiscal year 2007, and agreed to amend the Credit Agreement in certain other respects. In consideration the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum.

Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants. We expect to be in compliance with the financial covenants of the credit facility for the next twelve months.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of October 25, 2005, we had outstanding borrowings of approximately $7.4 million under our revolving credit facility, $2.2 million under the term loan A facility and our availability under the revolving credit facility was approximately $3.6 million. We initially used such borrowings, together with available cash, to repay the outstanding indebtedness owed under our prior credit facility and to pay certain expenses of the transaction.

The events leading to our internal investigation and our subsequent failure to timely file our periodic reports with the SEC necessitated that we suspend trading under our Registration Statement on Form S-3. This suspension and subsequent ineligibility to use Form S-3 subjected us to monthly penalties that must be paid to certain of our investors under the terms of our Securities Purchase Agreement, dated as of February 24, 2004. The payments amounted to approximately $127,000 per month and continued until October 5, 2005, the date that our resale registration statement relating to the securities was declared effective by the SEC.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements include accounts of BUCA, Inc, and all of our wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.

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

Land, Buildings, Leasehold Improvements and Equipment

Land, buildings, leasehold improvements, tenant improvements and equipment are recorded at original cost less accumulated depreciation and amortization. These assets are depreciated on a straight-line basis over the lesser of their estimated useful lives or associated lease term, ranging from three to 25 years. Land is not depreciated because we believe that it retains its historical value. Our estimate of the useful life of equipment (three to seven years) and buildings (25 years) is based upon the historical life of similar assets in our industry. Leasehold improvements are generally depreciated over the term of the lease, including option periods, because we believe a majority of these assets will exist as long as we are tenants of the various properties. Our judgments and estimates regarding the estimated useful lives and fair market value of these assets may produce materially different amounts of depreciation and amortization expense if different assumptions were used. As discussed below, these judgments may also impact the need and amount to recognize as an impairment charge on the carrying amount of these assets.

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

Accounting for Leases

In accordance with SFAS No. 13 Accounting for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is expected and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectibility is considered certain, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.

Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and the work opportunity tax credit, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. We have recorded a full valuation allowance against the deferred tax assets due to continued uncertainty regarding whether we will be able to recover our deferred tax assets due to our recent operating losses.

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

Loss Contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

The assessment of loss contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued its final statement SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The effect of adopting this statement is expected to be comparable to that disclosed on a pro forma basis in Note 4 to the condensed consolidated financial statements included as Part I, Item 1, subject to the level of options granted.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt SFAS 153 for nonmonetary asset exchanges occurring in the second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. We are currently reviewing and analyzing the impact of FIN 47 on our consolidated financial statements. We plan to adopt FIN 47 during the fourth quarter of fiscal 2005.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirty-nine weeks ended September 25, 2005 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of the success of our menu initiatives, “to go” efforts, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales growth pattern.

•	The alternatives we take for Vinny T’s of Boston will be dependent upon a variety of factors, including market conditions and the price and other terms potential buyers are willing to accept.

•	Product costs could be adversely affected by increased distribution prices by SYSCO Corporation, our principal food supplier, or a failure to perform by SYSCO, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs, marketing expenses, property taxes, common area maintenance expenses, utility costs, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, legal and accounting costs, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Pre-opening expenses could increase due to additional restaurant openings, acceleration or delays in new restaurant openings or increased expenses in opening new restaurants.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual impact of our Buca Small initiative could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•	Additional factors that could cause actual results to differ include: an adverse outcome of the SEC investigation; failure in remediating internal control deficiencies; an adverse outcome of pending legal proceedings; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with terrorism and our country’s war on terrorism; risks associated with actual or alleged food-borne illness; risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5 million); and (b) a term loan A facility of up to an aggregate of $5 million. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 2.50 percentage points. As of October 25, 2005, we had approximately $9.6 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $96,000.

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

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of September 25, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 that have not been remediated. In fiscal 2004, we began to remediate identified deficiencies and material weaknesses in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for more information about the deficiencies we have identified and the remediation we have taken and expect to take.

As previously reported, subsequent to the filing of our Quarterly Reports on 10-Q for the quarters ended March 27, 2005 and June 26, 2005, we discovered additional deficiencies related to the design and operation of accounting procedures and application of GAAP. We identified errors in our accounting for depreciation of fixed assets, interest expense, lease payments, medical benefits and other prepaid expenses. These matters represented material weaknesses in internal control over financial reporting and resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 27, 2005 and June 26, 2005.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of California Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The court issued its order preliminarily approving the settlement on September 20, 2005. The final fairness hearing is scheduled for January 11, 2006. The proposed settlement structure is expected to result in an estimated liability between $1.5 and $2.0 million. The actual amount under the proposed settlement structure will be dependent on how many members of the putative class file timely claims, assuming judicial approval. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action.

In February 2005, the SEC informed us that it had issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to, among other things, our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We are cooperating and assisting with the SEC’s investigation in order to bring the inquiry to a conclusion as promptly as possible. Any unfavorable finding from the SEC as a result of the investigation could have a material adverse effect on our company.

Our company, as nominal defendant, five of our directors, and three of our former officers have been named as defendants in purported derivative actions that were filed in April 2005 in the Hennepin County District Court, State of Minnesota. The actions have been consolidated under the title In re Buca, Inc. Shareholder Derivative Litigation. A consolidated complaint has been filed by two shareholders who allege that the individual defendants breached their fiduciary duties by ignoring, and failing to correct, problems with the company’s financial accounting and internal controls. The plaintiffs seek compensatory damages from the individual defendants for losses allegedly sustained by the company, which include the costs of internal investigations and an SEC investigation. The plaintiffs also seek unspecified equitable relief and an award of attorneys’ fees and costs of litigation. The director defendants and the Company have moved to dismiss the action on several grounds. Defendant Greg Gadel also has moved to dismiss the action or, in the alternative, to stay the action pending the conclusion of a criminal investigation that his motion indicates is now being conducted by the U.S. Attorney’s Office in Minnesota in which Gadel is a target. All of the motions were heard in the Hennepin County District Court on October 24, 2005, although no ruling on the motions has been issued. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. In the complaint, we allege that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies in which Gadel and Motschenbacher had undisclosed, material financial interests, (2) causing us to overpay for goods and services provided by vendors in which Gadel and Motschenbacher had undisclosed, material financial interests, (3) soliciting and receiving undisclosed kickbacks from a vendor, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We seek damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. Gadel and Motschenbacher separately moved to stay the action. The court has denied the motions. The case has been set for trial in August 2006.

Three virtually identical civil actions under the federal securities laws were filed against our company and three former officers in the United States District Court for the District of Minnesota, on August 10, 2005, September 1, 2005, and September 7, 2005, respectively. On October 31, 2005, the Court ordered that the three actions be consolidated and that five investors be appointed as lead plaintiffs. The investors purport to bring the consolidated action on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The investors allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The investors assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. The investors have advised us that they intend to file a consolidated complaint in early 2006. The defendants have not yet responded and will not respond until after the consolidated complaint is filed. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results from operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initiation of bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with this program during the third quarter of fiscal 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
Four-week period ended July 24, 2005	6,703	$5.97	—	$1,840,094	*
Four-week period ended August 21, 2005	—	—	—	1,860,089	*
Five-week period ended September 25, 2005	3,846	5.20	—	1,860,089	*

Total	10,549	$5.69	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Material Impairments.

In connection with the preparation of the financial statements to be included in our Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 2005, our audit committee determined that we must incur an approximate $13.3 million loss on the impairment and sale of long-lived assets. The loss is primarily related to a $10.4 million write-down of six Buca di Beppo and three Vinny T’s restaurants currently in operation and a $2.9 million loss on a sale-leaseback transaction. We recorded an impairment charge on three of these nine restaurants because our estimate of future cash flows, based upon a range of scenarios, over the remaining lease term plus option periods for each restaurant did not generate sufficient positive cash flow to support the carrying value of their associated long-lived assets. We determined that it was more likely than not that six of these restaurants would either be sold or otherwise disposed of significantly before the end of their previously estimated useful life. Our estimate of future cash flows over the remaining lives of these six restaurants, net of sale proceeds or disposal fees, did not support the carrying value. As a result of the carrying value not deemed to be recoverable, we estimated the fair value of these assets using discounted future cash flows and recorded an impairment loss for the amount the carrying value exceeded estimated fair value.

On September 9, 2005, we entered into a sale and leaseback transaction in which we sold eight of our restaurants to a third party for proceeds of $17.5 million. We simultaneously entered into long-term capital leases for those restaurants with aggregate initial annual rent of approximately $1.2 million. In connection with this sale and leaseback, we recorded a loss of $2.9 million primarily to reflect the impairment on some of the properties for which the net proceeds were less than the book value of the assets.

Non-Reliance on Previously Issued Financial Statements.

In connection with the preparation of our interim financial statements for the period ended September 25, 2005, we determined that errors had occurred in the interim financial statements included in our previously filed Reports on Form 10-Q for the periods ended March 27, 2005 and June 26, 2005. The errors related to the depreciation of fixed assets, interest expense and other items. As a result of this determination, our board of directors and audit committee concluded on November 4, 2005 that we should restate our previously filed financial statements for the fiscal periods ended March 27, 2005 and June 26, 2005 to correct for these errors. The previously filed financial statements for the affected periods should no longer be relied upon. We have subsequently filed amended financial statements for the affected periods. Our authorized officers have discussed these matters with our independent registered public accounting firm, Deloitte & Touche, LLP.

Item 6. Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (7)	Incorporated By Reference

10.2	Form of Restricted Stock Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (8)	Incorporated By Reference

10.3	Amendment Number Three to Credit Agreement and Consent, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lender that is signatory thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent.	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 19, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2005.

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
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

4.2	Securities Purchase Agreement dated as of February 24, 2004 by and among the Registrant and the Investors named therein (5)	Incorporated By Reference

4.3	Schedule of Investors who have executed the Securities Purchase Agreement, dated as of February 24, 2004, by and among the Registrant and the Investors named therein (6)	Incorporated By Reference

10.1	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (7)	Incorporated By Reference

10.2	Form of Restricted Stock Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (8)	Incorporated By Reference

10.3	Amendment Number Three to Credit Agreement and Consent, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lender that is signatory thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent.	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.
(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 19, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2005.