Form 10-K
period 2005-12-25
BUCA INC /MN
filed 2006-03-27
CIK 1046501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 25, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 24, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $85,624,215 based on the closing sale price for BUCA, Inc.’s common stock as reported on the Nasdaq Stock Market on that date. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. These numbers are provided only for the purpose of this report on Form 10-K and do not represent an admission by either the registrant or any such person as to the status of such person.

As of March 15, 2006 the registrant had 20,545,426 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 14, 2006 are incorporated by reference in Part III.

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

PART I

Item 1.    Business

Overview

BUCA, Inc. owns and operates 104 full service restaurants under the names Buca di Beppo and Vinny T’s of Boston. The majority of our revenues are generated from the sale of food and beverages. Our Buca di Beppo restaurants offer high quality, family-style Italian cuisine served in small and large family-style portions meant for sharing in a fun and energetic atmosphere that reflects the decor and ambiance of post-World War II Italian/American restaurants.

Our Vinny T’s of Boston restaurants are based upon re-creations of the high quality neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, north-end Boston and South Philadelphia in the 1940s. The menu includes both individual and family-sized portions.

We design each of our restaurants to be a fun, lively destination. Each Buca di Beppo and Vinny T’s of Boston restaurant in a market is unique, which reinforces our image as a collection of neighborhood restaurants. Our food, decor and family-style servings all promote a fun, celebratory and socially interactive dining experience that emulates a traditional Italian/American meal. Our objective is to become the favorite Italian restaurant concept in each of our markets. Historically, we pursued a rapid expansion strategy. Beginning in fiscal 2004, we slowed our new restaurant development plans and implemented strategies to improve our comparable restaurant sales.

In November 2005, our board of directors authorized us to explore strategic alternatives for Vinny T’s of Boston, including the potential sale of some or all of our eleven Vinny T’s of Boston restaurants or the conversion of some or all of the restaurants to Buca di Beppo restaurants. In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. We expect that upon completion of any resulting transactions we will no longer operate restaurants under the Vinny T’s of Boston brand. Therefore, we will be able to focus on our Buca di Beppo concept, which we believe provides the best platform for growth in the future. We also expect that by having just one restaurant concept, we will be better able to achieve efficiencies and provide consistency in our marketing and operations execution.

Our Menu

We believe that the authenticity, quality and consistency of our food are the most important components of our long-term success. In contrast to the levity of our decor and ambiance, we take menu development and food preparation very seriously. Each of our Buca di Beppo and Vinny T’s of Boston menus is based on authentic Italian family recipes handed down from generation to generation. Most recipes come from the southern region of Calabria, but we also offer northern Italian favorites. We make occasional trips to Italy and Sicily to find new recipes for our menus that are then extensively tested and refined before introduction in our restaurants.

Some of Buca di Beppo restaurant’s most popular menu items include Fresh Mozzarella Caprese, Warm Tomato and Spinach Salad, Margherita Pizza, Fresh Salmon with Pesto, Penne Arrabbiata, Fettuccine Supremo, Chicken with Lemon, Garlic Mashed Potatoes, Homemade Cheesecake and of course our Spaghetti and Meatballs. All food is meant to be shared and served on family style platters perfect for passing around the table. Dishes are available in two portion sizes: Buca Small serves two or more and Buca Large serves four or more. In family-style serving, each item is shared by the entire table, which encourages guests to interact and enjoy the meal together.

We also offer Daily Specials centered on our popular Italian cooking. We believe that our Daily Specials play a vital role in keeping the menu fresh and allow us to test prospective menu items. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the Italian kitchen.

During fiscal 2004, in an effort to increase our guest counts by attracting smaller parties and allowing our guests to try a wider variety of our menu items, we introduced smaller portion sizes for a majority of entrees on our menu. This concept, which we call Buca Small, has been implemented at all of our Buca di Beppo restaurants and accounted for about 39.0% of our total food sales in fiscal 2005.

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

All of our menu items can be enjoyed either in the restaurant or as take-out. In fiscal 2005, take-out sales represented approximately 8.0% of our total sales. We believe that take-out represents a continued opportunity to build our sales. However, we expect that as our take-out sales increase, our alcohol sales will likely decrease as a percentage of total sales as off-site sales of alcohol and liquor are generally not allowed at our restaurants.

Our menu pricing is consistent within a market, but may differ slightly market-to-market. The average check per Buca di Beppo guest in fiscal 2005 was approximately $19.47 (including beverages). In fiscal 2005, alcoholic beverages, primarily table wine, accounted for approximately 19.2% of restaurant sales at our Buca di Beppo restaurants.

At Vinny T’s of Boston, our average check per guest in fiscal 2005 was approximately $17.27 (including beverages), which is lower than the average check for our Buca di Beppo restaurants because Vinny T’s serves lunch at all of its locations. In fiscal 2005, alcoholic beverages, accounted for approximately 17.9% of restaurant sales at our Vinny T’s of Boston restaurants.

Operations

Our ability to effectively manage restaurants in diverse geographic areas will continue to be critical to our success. For our Buca di Beppo restaurants, we currently have eight Divisional Vice Presidents who directly report to our Senior Vice President of Operations. For our Vinny T’s of Boston restaurants, we currently have two Regional Directors of Operations reporting to our Chief Operating Officer. Each of these Vice Presidents or Directors is expected to effectively manage up to 12 restaurants and supervise and assist each restaurant manager, or “Paisano Partner”, within his or her territory with the goal of achieving targeted profitability through the successful implementation and operation of our Buca di Beppo and Vinny T’s of Boston concepts.

The typical Buca di Beppo restaurant management team consists of a Paisano Partner, a Kitchen Manager, an Assistant General Manager and an Assistant Kitchen Manager. The typical Vinny T’s of Boston restaurant consists of a Paisano Partner, a Kitchen Manager, one Assistant Kitchen Manager, and two Assistant General Managers.

A majority of the managers at Buca di Beppo and Vinny T’s of Boston restaurants participate in the Paisano Partner Program. Under the Paisano Partner Program, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. The Paisano Partner also receives stock options and is required to purchase between $10,000 and $20,000 of our common stock at the time of employment in the position. During fiscal 2004, we also implemented a Phantom Stock Plan, which gives our Paisano Partners and certain additional restaurant management personnel the right to receive cash payments during 2006 or 2007 based on the value of our common stock. See Note 16 to our Consolidated Financial Statements for additional detail on the Phantom Stock Plan. Each member of our restaurant management team is cross-trained in all operational areas.

The majority of our Buca di Beppo restaurants are open seven days a week, typically opening at 5 p.m. during the week and noon on the weekends and closing at 10 p.m. on weekdays and 11 p.m. on weekends. All Vinny T’s of Boston restaurants are open for lunch and dinner seven days a week from 11:30 a.m. to 10 p.m. on weekdays and 11:30 a.m. to 11 p.m. on weekends.

Recruiting and Training

We actively recruit, hire, and promote qualified individuals who demonstrate a commitment to guest service. It is our policy to promote from within, whenever possible. Our competitive compensation plan for restaurant management features a base salary and competitive benefits package. We also offer a management bonus plan that rewards restaurant management teams for achieving financial objectives.

All new restaurant employees receive extensive training to enable them to excel in their respective positions. Those programs include on-the-job training and, for certain positions, classroom instruction. We have developed tools to allow employees to be assessed at pre-determined stages within the training period.

Each new member of the restaurant management team participates in a seven-week training program that includes kitchen training. In addition, we offer BUCA University (“BUCA U”), a one-week training opportunity at our corporate training center in the Paisano Support Center in Minneapolis. The BUCA U program includes interactive classroom instruction led by members of the corporate management team; hands-on training in one of our restaurants; dinner at the original restaurant in downtown Minneapolis; and a quality-review session in one of our restaurants.

Additional training tools are available, including comprehensive Employee Training Manuals featuring our procedures, standards, controls, and food line management systems. Our Food Culture Manual is designed to complement training received at all levels. Most training materials for restaurant personnel are available in both English and Spanish.

Marketing

We spend between 3.0% and 3.5% of our total sales on marketing. These funds are allocated between the Buca di Beppo and Vinny T’s of Boston brands approximately in proportion to their respective revenue contributions. We use a majority of these funds on newspaper advertisements and targeted direct mail. We employed two advertising agencies (one for each brand) and a field marketing agency, as well as a public relations agency and several specialized marketing groups for our marketing programs in fiscal 2005. One important marketing initiative during fiscal 2005 was the growth of our eClub, an Internet-based program that is designed to increase customer loyalty and drive repeat business for both brands. As of the end of fiscal 2005, we had approximately 400,000 members in the Buca di Beppo club and 70,000 members in the Vinny T’s of Boston club. We also promote our central reservation system and the use of our toll-free reservation number, 1-866-EAT-BUCA, to enhance use of reservations. We also encourage our Paisano Partners to involve themselves in the community to maximize the return on local advertising, public and community relations.

Our marketing strategy is based upon accomplishing several key marketing objectives. With regard to the Buca di Beppo brand, our primary goals are to improve overall brand awareness, gain acceptance from new users, improve average frequency of visit and enhance the image of Buca di Beppo as a premier Italian dining destination. Buca di Beppo is a multi-market chain operating in 42 markets. In order to increase awareness and brand acceptance, we employ a range of national and local media, including USA Today (national edition), major market newspapers, neighborhood papers, targeted direct mail, eClub and other local marketing support such as radio and public relations programs. Our messages focus heavily on the quality of our food, which was perceived to be near the top of our industry according to an April 2005 study completed by an independent research firm retained and paid for by us. During fiscal 2004, we introduced Buca Small, which is a smaller and less expensive version of our flagship family style dining. We believe that Buca Small has allowed our guests to experience more variety from our menu during their visits, enhancing the guest experience and increasing guest counts and average frequency of visit.

For our Vinny T’s of Boston brand, which is heavily concentrated in the Boston area, we are focused on improving the perception of Vinny T’s of Boston as the choice for the highest quality food. We are also focusing on the fact that we have a large variety of menu selections, including traditional Italian items, as well as steaks, chops and seafood. To do so, we employ newspaper, direct mail, radio, eClub and local store marketing. Since Vinny T’s of Boston is a regional chain, we do not engage in any national advertising for this brand.

Purchasing

We strive to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. To this end, we continually research and evaluate various ingredients and products in an effort to maintain quality and to be responsive to changing market conditions. Our food and beverage department and the centralized purchasing staff specify the products to be used at our restaurants, select the suppliers, provide these suppliers with detailed ingredient specifications and monitor supplier performance. Additionally, our purchasing staff actively sources secondary suppliers for certain critical products. To maximize purchasing efficiencies, maintain optimal inventory levels and to provide for the freshest ingredients for our menu items, each restaurant’s management team determines the quantity of food and supplies required. To obtain the required high quality and consistent raw ingredients at acceptable prices, each restaurant orders a majority of its items from our national food distributor, primarily on terms negotiated directly with manufacturers and importers by our centralized purchasing staff.

To date, our primary distributor has been SYSCO. Our contract with SYSCO expires in early April 2006. After that date, we will be using Distribution Market Advantage (“DMA”) as our primary food distributor. DMA is a cooperative of multiple, independently owned distributors located across the United States. We believe that all essential food and beverage products are available from other qualified suppliers at competitive prices should an alternative source be required.

New Restaurant Site Selection and Development

From fiscal 2000 to 2003, we pursued a rapid expansion strategy, opening 17 Buca di Beppo restaurants in each of fiscal 2000 and 2001, and 14 in each of fiscal 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we slowed our development, opening three restaurants and closing two, and have focused on the development and implementation of appropriate strategies to improve our comparable restaurant sales trends. In fiscal 2005, we opened one Buca di Beppo restaurant and closed three. We do not expect to open any new restaurants in fiscal 2006. We expect to resume a disciplined expansion strategy and expect to open one to three new restaurants in fiscal 2007. We also intend to explore the option of franchising and selling development rights to our restaurants in certain select markets.

We anticipate over the next several years that the majority of our new restaurants will be in existing markets. Opening restaurants in existing markets enables us to increase our operational, marketing and recruiting efficiencies.

Our site selection process is critical to our success. We will devote substantial effort to evaluate each existing market and potential site for suitable demographic, financial and physical characteristics. Our site criteria allows the flexibility to be located in both urban and suburban locations, including regional shopping malls, in-line shopping centers, retail and entertainment centers, office buildings and freestanding buildings in both commercial and residential neighborhoods. In fiscal 2004, our new Buca di Beppo or Vinny T’s of Boston leased restaurants required, on average, a total cash investment of approximately $2.5 to 3.0 million.

Our leases are typically ten years in length with four five-year option periods. We also look to receive tenant allowance from our landlords to offset our development costs. In the past, we have purchased land as we found suitable locations. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Information Technology

We utilize a centralized data and support center, which houses all the corporate networking and application systems to collect information, maintain technical controls and support our restaurants. Financial controls are maintained through a centralized accounting system, which includes a sophisticated theoretical food cost program and a labor scheduling and tracking program. All of our restaurants are connected via a high-speed network to provide integrated data and voice capabilities. Each restaurant has its own internal network that links the point of sale system, the restaurant accounting system, and voice communications. A call center located at our Paisano Support Center takes telephone and Internet reservations for all of our Buca di Beppo restaurants. Together, these systems provide an integrated management system which is used to monitor restaurant sales, product and labor costs, and other restaurant trends on a daily, weekly and monthly basis. This information is then made available to management for analysis and comparison to budget and to historical information.

Employees

As of December 25, 2005, we had approximately 6,300 employees, which included 138 administrative and executive personnel and 444 restaurant management personnel; the remainder being hourly restaurant personnel.

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

Our History

The Buca di Beppo concept was created in Minneapolis in 1993 by BUCA Ventures, Inc. On December 31, 1994, Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area, acquired BUCA Ventures, Inc. On September 30, 1996, we were spun-off from Parasole. In 1999, we had our initial public offering of stock and became a public company. In January 2002, we purchased the assets of the nine Vinny T’s of Boston restaurants, formerly known as Vinny Testa’s Italian-American restaurant. The Vinny T’s of Boston concept was established in Boston in 1993.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990 (“ADA”), which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of any such renovations is not expected to materially affect us.

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

Item 1A.    Risk Factors

We May Be Unable to Return to Profitability or Raise Additional Capital

We recorded net losses of $24.7 million in fiscal 2003, $38.1 million in fiscal 2004 and $32.1 million in fiscal 2005 and an accumulated deficit of $99.9 million as of December 25, 2005. We may not achieve revenue growth, generate positive cash flows or return to profitability in the future. We have entered into long-term leases for many of our restaurants, which limits our ability to either close individual restaurant locations (without significant continuing liabilities) or improve their operating cash flow. Our current credit facility also limits our ability to build new restaurants, which has contributed to our decision to slow down our future development plans and develop a revised plan to improve our core business through improving our comparable restaurant sales and margins. Failure to achieve these objectives may limit our future growth, cause our stock price to decline and make it difficult to raise additional capital.

Restrictive Covenants in Our Credit Facility Could Have a Material Adverse Affect on Our Business

Our credit facility contains restrictive covenants and requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lender, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit facility could result in acceleration of our indebtedness under the credit facility. As of the end of fiscal 2005, we were in violation of certain covenants under the credit facility, which were subsequently waived by our lender. Our inability in the future to comply with the covenant requirements under the credit facility and to obtain a waiver of such violations could impair our liquidity and limit our ability to operate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 1 of the Consolidated Financial Statements for discussion of our credit facility, covenant requirements and effects on our business.

We May Be Unable to Maintain Favorable Comparable Restaurant Sales Results

Improvements in comparable restaurant sales are a key measure of financial health for our overall company as well as for our individual restaurants. We experienced a decline in comparable restaurant sales in each year from fiscal 2001 through fiscal 2004 for our Buca di Beppo restaurants and each year since fiscal 2002 for our Vinny T’s of Boston restaurants. Although we experienced an increase in comparable restaurant sales for Buca di Beppo in fiscal 2005, our Vinny T’s of Boston restaurants continued to experience declines in comparable restaurant sales and we may not see improvements in comparable restaurant sales in the future. If we are unable to achieve and maintain positive comparable restaurant sales, we may continue to experience operating losses or negative cash flows and we may close those restaurants, which could result in significant exit costs, including lease termination costs. See Note 5 to our Consolidated Financial Statements for a discussion of the lease termination costs that we incurred in fiscal 2004 and 2005.

Insurers Could Deny or Rescind Coverage for Securities Litigation Filed Against Us which Could Result in a Significant Uninsured Loss

A civil action has been filed against us asserting claims under the Securities Exchange Act of 1934, and seeking compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We are not able to predict the ultimate outcome of this litigation, and the total costs cannot be reasonably estimated at this time, however the plaintiffs are likely to seek damages in an amount that would be significant and material to us. While we have had and continue to maintain directors’ and officers’ insurance and have submitted the suit to our insurers for coverage, our insurers have reserved their rights with respect to coverage. If our insurers were to attempt to deny or rescind coverage and were ultimately successful, we could face significant legal expenses in defending the action and we would have to pay any judgment to, or settlement with, the plaintiffs from our own resources. Such denial or rescission would likely have a material adverse effect on our financial condition, results of operation and cash flows.

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

The Costs of the SEC Investigation and Changing Corporate Governance Have and May Continue to Result in Significant Additional Expenses

The costs of the on-going SEC investigation and the costs of compliance with more stringent corporate governance standards has created significant and material expenses in fiscal 2005 that will continue to be significant and material in fiscal 2006. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to cooperate with the SEC investigation and to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased coverage at a substantially higher cost than in the past. Because of our recent investigations, director and officer liability insurance may not be available to us at any cost.

Further Instances of Breakdowns in Our Internal Controls over Financial Reporting Could Have an Adverse Effect on Us

We maintain a system of internal controls over financial reporting that is reviewed and monitored by our management and our audit committee and tested by an independent internal audit consulting firm. As of the end of fiscal 2005 and fiscal 2004, our management identified certain material weaknesses in our system of internal controls. These material weaknesses are discussed in detail in “Item 9A. Controls and Procedures.”

While significant changes in executive personnel were made during fiscal 2004 and fiscal 2005, our company has suffered in the past from an inappropriate tone set by former senior executives and a lack of a demonstrable commitment by former senior executives to set high standards of ethics, integrity, accounting and corporate governance. Our board of directors and current management believe that these inappropriate attitudes and deeds of former senior executives led to an environment where strong systems of internal controls and disclosure controls and procedures were not supported.

We have taken remedial measures to correct such control deficiencies. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

We May be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We will need substantial capital to finance our operations and expansion plans, including funds for capital expenditures, pre-opening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows. Moreover, if we issue additional equity securities, the holdings of existing shareholders may be diluted.

Although we expect that borrowings under our credit facility, combined with other resources, will be sufficient to fund our capital requirements at least through fiscal 2006, this may not be the case. Our credit facility limits our capital expenditures in future years, including a maximum of $13 million in fiscal 2006, subject to the satisfaction of certain bank covenants. We may be required to seek additional capital earlier than anticipated if:

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

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of California Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. We expect that the total payments under the approved settlement will be between $1.5 and $2.0 million. The actual amount will be dependent on how many members of the putative class file timely claims. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action. This expense amount is included in general and administrative expense in the accompanying financial statements. While we know of no other similar lawsuits threatened against us in any other jurisdiction, we can make no assurance that similar lawsuits will not be filed against us in the future. Any such lawsuits that are filed against us could have a material adverse effect on our business, results of operations, and financial condition.

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint is brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On March 13, 2006, we filed a motion to dismiss the Complaint on the grounds that it fails to state a claim and that it fails to plead fraud with the particularity required under the law. The motion is scheduled for hearing on May 26, 2006. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

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

Increased Food Costs Could Materially Adversely Affect Our Operating Results

Our operating results depend in part on our ability to anticipate and react to changes in food costs. Our contract with SYSCO expires in April 2006. After that date, we have agreed to use DMA as our primary food distributor. Our agreement with DMA will run to April 2011. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by DMA could cause our food costs to increase. In addition, a failure to perform by SYSCO during the transition process could cause our food costs to increase. Further, various factors beyond our control, including adverse weather conditions, fluctuations in foreign currency and governmental regulation, may affect our food costs. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could materially adversely affect our business, financial condition, operating results or cash flows.

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

Our Restaurant Operations are Influenced by Weather Conditions

Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm or hurricane can restrict travel in an entire metropolitan area, resulting in a reduction in sales. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how we may perform in the future.

Our Operations Depend on Governmental Licenses and Complying with Government Regulations

Each of our restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality in which the restaurant is located. We may experience difficulties or failures in obtaining the required licenses or approvals. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations.

We also are subject to federal and state environmental regulations and adverse changes in these regulations could have a material negative effect on our operations. For example, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. A material increase in the minimum wage and other statutory benefits could adversely affect our operating results.

In addition, the ADA prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to reconfigure our restaurants to provide service to, or make reasonable accommodations for, disabled persons. Such modifications could be costly.

We May Face Liability Under Dram Shop Statutes

Our sale of alcoholic beverages subjects us to “dram shop” statutes in most states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See “Item 1. Business—Government Regulation” for a discussion of the regulations with which we must comply.

We Could Face Potential Labor Shortages and Increases in Labor Costs

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition, operating results or cash flows. Competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence, or health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs and reduce our operating margins.

Additional Instances of Avian Flu or of “Mad Cow” Disease or Other Food Borne Illnesses Could Have a Material Adverse Effect on Us

In 2004 and 2005, Asian and European countries experienced outbreaks of avian flu. Incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, food-borne illnesses (such as e. coli, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause changes in consumer preference. As a result, our sales could decline.

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could also result in negative publicity about us or the restaurant industry, which could adversely affect sales. If we react to negative publicity by changing our menu or other key aspects of the dining experience we offer, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our restaurants profitable. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some restaurants. A decrease in guest traffic as a result of health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, could materially harm our business.

Increased Energy Costs and Power Outages May Adversely Affect Our Operating Results

Our success depends in part on our ability to absorb increases in utility costs. Utility costs have been increasing across the country and various regions of the United States in which we operate multiple restaurants, particularly California, have experienced significant and temporary increases in utility prices. We have in the past closed restaurants on a temporary basis due to the inability to receive electrical power. If these increases should recur or continue, it may adversely affect our operating results. Additionally, our contract with our new primary food distributor, DMA, allows for some fluctuation in distribution fees based on the price of diesel fuel. A significant increase in the price of diesel fuel may result in increased expenses.

We May Suffer from Uninsured Losses that Could Have a Material Adverse Effect on Our Business

We have comprehensive insurance, including general liability, fire, extended coverage and employee practices liability coverage. However, there are certain types of losses that may be uninsurable or that we believe are not economically insurable, such as earthquakes, hurricanes and other natural disasters, and terrorist attacks. In view of the location of many of our existing and planned restaurants in California and Florida and other earthquake and hurricane prone areas of the United States, our operations are susceptible to damage and disruption caused by earthquakes and hurricanes. In the event of an earthquake, hurricane or other natural disaster affecting one or more geographic areas of our operations, we could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties.

The terrorist attacks on the United States had a significant impact on the portion of our business that is celebratory in nature and adversely affected our restaurant sales and profitability. With the threats of additional terrorists attacks and continuing uncertainty created by the war on terrorism, there could be a potential downturn in the economy and a decrease in consumer spending. These factors could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

During fiscal 2005, we opened a one new restaurant and closed a total of three. This reflects a reduction in our expansion activities relative to our history. While we expect to add no new restaurants in fiscal 2006, we do expect to resume growth by adding one to three new restaurants in fiscal 2007. To grow successfully through new restaurant additions, we must open new Buca di Beppo restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. Our ability to expand successfully will depend on a number of factors, some of which are not entirely within our control, including the:

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease the land and building at 54 of our Buca di Beppo restaurant locations and all eleven of our Vinny T’s of Boston restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 37 restaurant locations and own the land and building at two locations. Current restaurant leases have expiration dates ranging from 2006 to 2029, excluding options to renew for additional periods of time. Generally, our leases provide for minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require us to pay the costs of insurance, taxes and a portion of the lessor’s operating costs.

We currently own and operate 93 Buca di Beppo restaurants and 11 Vinny T’s of Boston restaurants located in 42 markets in 28 states and the District of Columbia.

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

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. The actual amount will depend upon how many members of the putative class file timely claims. We expect that the total payments under the approved settlement will be between $1.5 and $2.0 million. The actual amount will be dependent on how many members of the putative class file timely claims. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action. This expense amount is included in general and administrative expense in the accompanying financial statements.

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

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint is brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On March 13, 2006, we filed a motion to dismiss the Complaint on the grounds that the Complaint fails to state a claim and that the Complaint fails to plead fraud with the particularity required under the law. The motion is scheduled for hearing on May 26, 2006. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. In the complaint, we allege that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies in which Gadel and Motschenbacher had undisclosed, material financial interests, (2) causing us to overpay for goods and services provided by vendors in which Gadel and Motschenbacher had undisclosed, material financial interests, (3) soliciting and receiving undisclosed kickbacks from a vendor, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We seek damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. Discovery is proceeding, and the case is set for trial in August 2006. In connection with this action, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”). On February 24, 2006, Great American paid to us $1.5 million in payment of a portion of the claim which was recorded in the first quarter of fiscal 2006. We expect to receive additional amounts under the policy (currently estimated by us to be approximately $300,000) and retain our right to submit claims for additional losses. The policy contains limits of $3.0 million per occurrence and a deductible of $25,000. In connection with the payment, we will transfer to Great American our rights of recovery with respect to the portion of loss paid, including our rights of recovery for the amounts of loss paid by Great American under this action. Great American also assumed the liability for future legal expenses in connection with this action. This amount will be recorded as a gain in the first quarter of fiscal 2006.

We, as nominal defendant, our five directors, and three of our former officers were named as defendants in purported derivative actions that were filed in April 2005 in the Hennepin County District Court, State of Minnesota. The actions were consolidated under the title In re Buca, Inc. Shareholder Derivative Litigation. A consolidated complaint was filed by two shareholders who alleged that the individual defendants breached their fiduciary duties by ignoring, and failing to correct, problems with our financial accounting and internal controls. The plaintiffs sought compensatory damages from the individual defendants for losses allegedly sustained by the company, which included the costs of internal investigations and an SEC investigation. The plaintiffs also sought unspecified equitable relief and an award of attorneys’ fees and costs of litigation. The defendants moved to dismiss the action on several grounds. By Order issued on November 9, 2005, the court granted defendants’ motion and ordered that the action be dismissed. The grounds for dismissal were that plaintiffs were required to make pre-suit demand upon our board of directors, but failed to do so.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on October 19, 2005, our shareholders voted on the following matters:

(1) Election of two Class III directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	For	Withhold
Wallace B. Doolin	17,240,071	165,594
Sidney J. Feltenstein	17,004,993	400,672

(2) Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
17,240,364	60,451	104,850	0

The following other directors continued their terms of office as directors after the meeting: Peter J. Mihajlov, James T. Stamas, John P. Whaley, Fritzi P. Woods, and Paul J. Zepf.

Item X.    Executive Officers of the Registrant

Set forth below is certain information concerning our executive officers:

Name	Age	Position with the Company
Wallace B. Doolin	59	Chairman of the Board, President and Chief Executive Officer
Modesto Alcala	43	Chief Operating Officer
Richard G. Erstad	42	General Counsel and Secretary
Stephen B. Hickey	61	Chief Marketing Officer
Kaye R. O’Leary	46	Chief Financial Officer
Cynthia C. Rodahl	51	Chief Family Resource Officer

Wallace B. Doolin joined BUCA, Inc. in November 2004 as our Chairman of the Board, President and Chief Executive Officer. Mr. Doolin has more than 35 years of restaurant industry experience. From 2002 to 2004, Mr. Doolin served as Chief Executive Officer of La Madeleine Bakery Café and Bistro, a 64-restaurant chain which he helped reengineer and reposition the brand and prepare for its next stage of growth. Prior to joining La Madeleine, Mr. Doolin served as Chief Executive Officer and President of Carlson Restaurants Worldwide (“CRW”) and TGI Friday’s (“Friday’s”) from 1994 to 2002 and as Senior Vice President and Executive Vice President of CRW and Friday’s from 1989 to 1993. During his more than 13 years with CRW and Friday’s, he oversaw Friday’s growth from 135 U.S. restaurants to more than 700 units in 57 countries. He also was responsible for the acquisition of Pick Up Stix, which brought CRW’s restaurant total to 770. From 1984 to 1986, Mr. Doolin served as President of Applebee’s. From 1972 to 1989, he held senior leadership positions at W.R. Grace’s Restaurant Division, Flakey Jake’s, Inc., and Steak and Ale Restaurants. Mr. Doolin has received the IFMA Silver Plate and NRN Golden Chain awards. He is a board member emeritus of the National Restaurant Association and past chairman of its Education Foundation and a member of the board of Caribou Coffee Company. He also is chairman of the ALIMA Fund, a fund for international children through Share Our Strength, a leading children’s anti-hunger organization.

Modesto Alcala joined BUCA, Inc. in February 2005 as our Chief Operating Officer. Mr. Alcala has more than 20 years of multi-unit restaurant experience. From 2004 to 2005, Mr. Alcala served as President and Chief Operating Officer for Copeland’s Famous New Orleans Restaurants and Bistros where he led operations for this full-service casual dining restaurant group. From 2001 to 2004, he was Vice President of Café Operations for Barnes & Noble, Inc., a 600-unit operation. From 1999 to 2001, Mr. Alcala also held management positions with Carlson Restaurants Worldwide, an operator of high volume upscale full-service concepts including Timpano Italian Chop House, Samba Room, and Mignon Steak House.

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

Cynthia C. Rodahl joined BUCA, Inc. in March 2005 as our Chief Family Resource Officer. Ms. Rodahl brings more than 23 years of corporate human resources experience to BUCA, Inc. From 2004 to 2005, Ms. Rodahl was Vice President of Human Resources and Safety for Transport Corporation of America. From 1999 to 2004 she served as Vice President of Human Resources for Carlson Marketing Group and Carlson Wagonlit Travel. Prior to that, she held a variety of senior human resources positions, including serving as Vice President of Human Resources, during her 18-year career at the Pillsbury Company.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq National Market System under the symbol “BUCA.” As of March 1, 2006, there were approximately 637 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported by the Nasdaq Stock Market.

Period	High	Low
2004 First Quarter	$7.78	$5.80
2004 Second Quarter	6.57	4.70
2004 Third Quarter	5.34	4.30
2004 Fourth Quarter	7.44	3.91
2005 First Quarter	7.40	5.92
2005 Second Quarter	6.56	4.07
2005 Third Quarter	6.90	4.50
2005 Fourth Quarter	6.87	4.84

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

Our Paisano Partner program requires our Paisano Partners to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initial bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with this program during the fourth quarter of fiscal 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
Four-week period ended October 23, 2005	8,518	$5.71	—	$1,559,919	*
Four-week period ended November 20, 2005	4,672	$5.39	—	$1,559,919	*
Five-week period ended December 25, 2005	—	—	—	$1,589,919	*

Total	13,190	$5.60	—	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the Paisano Partners Program.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share, per share and operating data)

The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 25, 2005 are derived from our Consolidated Financial Statements. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and their notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K. As further discussed in Note 2 of the Consolidated Financial Statements, our Consolidated Financial Statements for fiscal 2001, 2002, 2003 and 2004 and for each of the interim periods of fiscal 2004 and 2005 have been restated. In addition, based on our decision related to the possible sale of the Vinny T’s of Boston brand and associated restaurants and to close three Buca di Beppo restaurants in the fourth quarter of fiscal 2005, we have reflected the assets and liabilities of Vinny T’s of Boston as “held for sale” and the associated financial results of Vinny T’s of Boston and the three closed restaurants have been excluded from income from continuing operations and classified as “discontinued operations”. See discussion in Note 3 of the Consolidated Financial Statements for more information on this treatment.

	Fiscal Year Ended
	December 25, 2005	December 26, 2004 (restated) (1)	December 28, 2003 (restated) (1)	December 29, 2002 (restated) (1)	December 30, 2001 (restated) (1)
Restaurant sales	$238,959	$223,458	$216,345	$199,978	$165,771
Restaurant costs:
Product	60,717	56,446	53,721	49,577	42,766
Labor	78,761	74,036	69,662	61,015	50,018
Direct and occupancy	71,855	66,413	59,410	48,801	40,020
Depreciation and amortization	13,205	13,632	14,612	12,761	9,682

Total restaurant costs	224,538	210,527	197,405	172,154	142,486
General and administrative expenses	26,904	21,264	19,032	17,065	12,884
Pre-opening costs	243	1,324	2,790	3,440	4,309
Loss on impairment and sale of long-lived assets (2)	9,822	7,773	16,077	382	655
Lease termination charges	434	1,939	—	—	—

Operating (loss) income	(22,982)	(19,369)	(18,959)	6,937	5,437
Interest income	48	71	95	188	645
Interest expense	(3,429)	(2,193)	(2,349)	(1,341)	(239)
Loss on early extinguishment of debt	(675)	(1,677)	—	(394)	—

(Loss) income before income taxes	(27,038)	(23,168)	(21,213)	5,390	5,843
Income taxes	—	—	(2,121)	(1,951)	(2,125)

Net (loss) income from continuing operations	(27,038)	(23,168)	(23,334)	3,439	3,718
Net (loss) income from discontinued operations, net of tax	(4,700)	(14,975)	(1,339)	1,018	(885)

Net (loss) income before cumulative effect of change in accounting principle	(31,738)	(38,143)	(24,673)	4,457	2,833
Cumulative effect of change in accounting principle	(363)	—	—	—	—

Net (loss) income	$(32,101)	$(38,143)	$(24,673)	$4,457	$2,833

Net (loss) income from continuing operations per share—basic	$(1.33)	$(1.19)	$(1.39)	$0.21	$0.24

Net (loss) income from discontinued operations per share—basic	$(0.23)	$(0.76)	$(0.08)	$0.06	$(0.06)

	Fiscal Year Ended
	December 25, 2005	December 26, 2004 (restated) (1)	December 28, 2003 (restated) (1)	December 29, 2002 (restated) (1)	December 30, 2001 (restated) (1)
Cumulative effect of accounting change per share—basic	$(0.02)	—	—	—	—

Net (loss) income per share—basic	$(1.58)	$(1.95)	$(1.47)	$0.27	$0.18

Weighted average common shares outstanding—basic	20,312,389	19,608,465	16,738,032	16,498,204	15,910,473

Net (loss) income from continuing operations per share—diluted	$(1.33)	$(1.19)	$(1.39)	$0.20	$0.22

Net (loss) income from discontinued operations per share—diluted	$(0.23)	$(0.76)	$(0.08)	$0.06	$(0.05)

Cumulative effect of change in accounting principle per share—diluted	$(0.02)	—	—	—	—

Net (loss) income per share—diluted	$(1.58)	$(1.95)	$(1.47)	$0.26	$0.17

Weighted average common shares outstanding—diluted	20,312,389	19,608,465	16,738,032	16,879,655	16,456,433

	Fiscal Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001
Comparable restaurant sales increase (decrease):
Buca di Beppo (3)	5.1%	-1.4%	-6.8%	-2.5%	-4.1%
Vinny T’s of Boston (3)(4)	-1.1%	-2.0%	-7.6%	-10.3%	—
Total restaurants	4.4%	-1.5%	-6.9%	-3.7%	-4.1%
Average weekly restaurant sales:
Buca di Beppo	$48,899	$45,597	$46,972	$50,778	$52,798
Vinny T’s of Boston (4)	$56,069	$57,406	$59,382	$63,881	—
Total restaurants	$49,641	$46,744	$48,134	$52,138	$52,798
Restaurants open at end of period:
Buca di Beppo	93	95	95	82	68
Vinny T’s of Boston (4)	11	11	10	9	—
Total restaurants	104	106	105	91	68

	As of
	December 25, 2005	December 26, 2004 (restated) (1)	December 28, 2003 (restated) (1)	December 29, 2002 (restated) (1)	December 30, 2001 (restated) (1)
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,421	$2,046	$1,998	$2,100	$10,869
Total assets	$150,866	$181,141	$207,256	$216,759	$168,519
Total debt and capital leases, including current portion	$18,724	$22,851	$39,003	$29,710	$468
Shareholders’ equity	$69,040	$100,405	$120,717	$144,223	$136,543

(1)	Results have been restated. See Note 2 of the Consolidated Financial Statements for more information on the restatement.
(2)	Losses on impairment of long-lived assets primarily include asset impairment charges taken for both open and unopened restaurants. The asset impairment of fixed and other long-term assets for certain open restaurants was taken because the sum of expected undiscounted cash flows of such restaurants did not support the net book value of the related restaurant assets. The write-off of capitalized development costs for certain unopened restaurants was taken because of a reduction in our development plans. Loss on sale of long-lived assets related to the loss recognized as a result of the sale and simultaneous leaseback of eight restaurant locations during fiscal 2005.
(3)	The calculation of comparable restaurant sales includes restaurants open for a full 18 months.
(4)	We acquired Vinny T’s of Boston on January 14, 2002. Comparable restaurant sales and average weekly sales are calculated from that date forward.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Prior Financial Information

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes related to those consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Any reference to a “Note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated. All applicable disclosures in the following discussion have been modified to reflect the restatement, as described in Note 2 to the Consolidated Financial Statements (the “Restatement”).

We do not intend to amend our previously filed Annual Reports on Form 10-K for prior fiscal years or previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement. We will, however, update comparable period information for the Restatement as we file Quarterly Reports on Form 10-Q for the periods ending in fiscal 2006.

Overview

As of December 25, 2005, we owned and operated 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service restaurants that offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and North End of Boston in the 1940’s.

In January 2005, we opened one new Buca di Beppo restaurant in Carlsbad (San Diego), California. During fiscal 2005, we also closed three Buca di Beppo restaurants. From fiscal 2000 to 2003, we had pursued a rapid expansion strategy, opening 17 restaurants in each of fiscal 2000 and 2001 and 14 in each of fiscal 2002 and 2003. In addition to these new restaurant openings, in January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve comparable restaurant sales.

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. Vinny T’s of Boston has been accounted for as “assets held for sale” as of December 25, 2005 and has been included in discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 3 to our Consolidated Financial Statements for more information on assets held for sale and discontinued operations. Except where otherwise indicated, the following discussion relates to continuing operations only.

The three Buca di Beppo restaurants we closed during the fourth quarter of fiscal 2005 were in Cheektowaga, New York, Omaha, Nebraska and West Des Moines, Iowa. Financial results related to these three restaurants have been classified as discontinued operations in our Consolidated Financial Statements. See Note 3 to our Consolidated Financial Statements for more information on discontinued operations. We will continue to review all of our restaurant locations for potential impairment and potential closure; however, we currently have made no decision to close any additional restaurants.

During fiscal 2005, we implemented a price increase of approximately 0.5% at our Buca di Beppo restaurants. The primary reason for this price increase was to offset rising operational costs, particularly in product and occupancy expenses.

In February 2005, we announced that the SEC had informed us that it had issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We believe that the investigation may have been initiated by the resignation of Joseph Micatrotto, our former chief executive officer and we understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.”

In March 2005, we announced that we had terminated the employment of our Vice President, Controller, and Interim Chief Financial Officer and our Senior Vice President and Chief Information Officer. Acting through our audit committee with the assistance of independent counsel, we then commenced an internal investigation of matters relating to the termination of these two executive officers. As part of its investigation, independent counsel to the audit committee, with the assistance of forensic accountants, examined, among other things, manual journal entries in our accounting records, capitalization of fixed assets in connection with new restaurants being developed in prior years, and potential related party transactions with certain vendors. Based on our internal investigation, we concluded that there was evidence that one or more of our former officers had breached his fiduciary duties to the company. The officers and employees about whom the investigation had concerns are no longer with the company. See “Item 3. Legal Proceedings” for a summary of legal proceedings we have commenced against certain of our former executive officers. We are also cooperating with the SEC and other governmental authorities regarding the matters relating to our internal investigations and our legal proceedings against these former executive officers.

Results of Operations

Our consolidated operating results for the 52-week periods ended December 25, 2005, December 26, 2004 and December 28, 2003 expressed as a percentage of restaurant sales were approximately as follows:

	Fiscal Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Restaurant sales (in thousands)	$238,959	$223,458	$216,345
Restaurant costs:
Product	25.4%	25.3%	24.8%
Labor	33.0%	33.1%	32.2%
Direct and occupancy	30.1%	29.7%	27.5%
Depreciation and amortization	5.5%	6.1%	6.8%

Total restaurant costs	94.0%	94.2%	91.2%
General and administrative expenses	11.3%	9.5%	8.8%
Pre-opening costs	0.1%	0.6%	1.3%
Loss on impairment and sale of long-lived assets	4.1%	3.5%	7.4%
Lease termination charges	0.2%	0.9%	0.0%

Operating loss	(9.6)%	(8.7)%	(8.8)%
Interest income	0.0%	0.0%	0.0%
Interest expense	1.4%	1.0%	1.1%
Loss on early extinguishment of debt	0.3%	0.8%	0.0%

Loss before income taxes	(11.3)%	(10.4)%	(9.8)%
Income taxes	0.0%	0.0%	(1.0)%

Net loss from continuing operations	(11.3)%	(10.4)%	(10.8)%
Net loss from discontinued operations	(2.0)%	(6.7)%	(0.6)%

Net loss before cumulative effect of change in accounting principle	(13.3)%	(17.1)%	(11.4)%
Cumulative effect of change in accounting principle	(0.2)%	0.0%	0.0%

Net loss	(13.4)%	(17.1)%	(11.4)%

52 Week Fiscal Year Ended December 25, 2005 Compared to 52 Week Fiscal Year Ended December 26, 2004

Restaurant sales.    Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $15.5 million, or 6.9%, to $239.0 million in fiscal 2005 from $223.5 million in fiscal 2004. The increase in restaurant sales was primarily the result of increased comparable restaurant sales during fiscal 2005. Our calculation of comparable restaurant sales includes restaurants open for 18 full months. Comparable restaurant sales increased by approximately 5.1% for Buca di Beppo in fiscal 2005. Also contributing to the increase in restaurant sales was the opening of one new Buca di Beppo restaurant during January of fiscal 2005. Our Buca di Beppo average weekly sales increased to $48,899 in fiscal 2005, or approximately 7.2% from fiscal 2004. Both the increases in comparable restaurant sales and average weekly sales were due primarily to a 3.2% increase in guest counts. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Fiscal 2005 restaurant sales reflect total discounts of approximately $12.4 million.

Product.    Product costs increased by approximately $4.3 million, or 7.6%, to $60.7 million in fiscal 2005 from $56.4 million in fiscal 2004. The increase is primarily due to increased sales volume and increased prices for poultry, produce and seafood. Product costs increased as a percentage of restaurant sales to approximately 25.4% in fiscal 2005 from 25.3% in fiscal 2004. This increase as a percentage of sales was primarily the result of increased prices for poultry, produce and seafood as well as spending on spirits during fiscal 2005. We expect product costs to remain relatively flat or decrease as a percentage of sales in fiscal 2006 as compared to fiscal 2005.

Labor.    Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $4.7 million, or 6.4%, to $78.8 million in fiscal 2005 from $74.0 million in fiscal 2004. Labor costs increased as a result of additional hourly labor needed to support higher guest counts. Labor costs decreased as a percentage of sales to approximately 33.0% as compared to 33.1% in fiscal 2004. The decrease as a percentage of sales in fiscal 2005 was primarily the result of the decrease in restaurant management payroll. Our hourly labor increased 0.1% as a result of additional training to support the addition of lunch over the holiday season and to support our curbside to go initiatives. The increase in hourly labor was offset by a decrease in management payroll by 0.1%. Payroll taxes and medical insurance decreased 0.4%. We expect labor costs to remain relatively flat as a percentage of sales in fiscal 2006 as compared to fiscal 2005 due to improved labor management systems and increased sales.

Direct and occupancy.    Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Direct and occupancy expenses increased by approximately $5.4 million, or 8.2%, to $71.9 million in fiscal 2005 from $66.4 million in fiscal 2004. Direct and occupancy costs increased as a result of increased utility costs, to-go supplies and an increase in rent. Direct and occupancy expenses increased as a percentage of sales to approximately 30.1% in fiscal 2005 as compared to 29.7% in fiscal 2004. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to utilities expense and increased accruals for supplies, taxes and marketing expenses. We anticipate direct and occupancy costs to remain flat as a percentage of sales in fiscal 2006 as compared with fiscal 2005 due to relatively stable expenses.

Depreciation and amortization.    Total depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center. Total depreciation and amortization decreased by approximately $0.4 million, or 3.1%, to $13.2 million in fiscal 2005 from $13.6 million in fiscal 2004. Depreciation and amortization decreased as a result of restaurant impairments. Depreciation and amortization decreased as a percentage of sales to approximately 5.5% in fiscal 2005 as compared to 6.1% in fiscal 2004. This decrease was primarily related to a $6.8 million write-down of the restaurant assets of six Buca di Beppo restaurants in fiscal 2004. We expect depreciation and amortization to decrease as a percentage of sales in fiscal 2006 from fiscal 2005 driven by increased sales.

General and administrative.    General and administrative expenses that support operations are comprised of management and staff salaries, employee benefits, travel, information systems and training and market research expenses associated with the Paisano Support Center. General and administrative expenses increased by approximately $5.6 million, or 26.5%, to $26.9 million in fiscal 2005 from $21.3 million in fiscal 2004. General and administrative expenses increased as a percentage of sales to approximately 11.3% as compared to 9.5% in fiscal 2004. The increase in general and administrative costs as a percentage of sales were primarily a result of increased labor, accounting and consulting fees primarily related to staffing changes, our internal investigation and increased spending on remediation of our processes, systems and policies. We expect general and administrative expenses to decrease as a percentage of sales from fiscal 2005 to fiscal 2006 primarily due to reduced accounting and consulting fees related to our internal investigations, as well as increased sales.

Pre-opening costs.    Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Pre-opening costs decreased approximately $1.1 million, or 81.6%, to $0.2 million in fiscal 2005 from $1.3 million in fiscal 2004. Pre-opening costs decreased as a percentage of sales to approximately 0.1% in fiscal 2005 as compared to 0.6% in fiscal 2004. The decrease in pre-opening costs in dollars and as a percentage of sales was primarily due to a decrease in the number of new restaurants opened in fiscal 2005.

Loss on impairment and sale of long-lived assets.    Loss on impairment of long-lived assets primarily relates to fixed asset impairment charges on both open and unopened restaurants. Loss on impairment of long-lived assets was $9.8 million in fiscal 2005. We recorded a $6.5 million loss in the third quarter of 2005 on the impairment of long-lived assets related to six open restaurants in various markets. We will continue to review our restaurants for potential asset impairment. Currently all of our restaurants have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges. Loss on sale of long-lived assets in fiscal 2005 related to the $2.9 million loss recognized as a result of the sale and simultaneous leaseback of eight restaurant locations during September 2005. The remaining $0.4 million loss on impairment of long-lived assets in fiscal 2005 related to capitalized lease development costs for a proposed Buca di Beppo restaurant in Long Beach, California, that did not open due to a reduction in our development plans. Loss on impairment of long-lived assets was $7.8 million in fiscal 2004. This charge reflected the impairment of six restaurants in operation and the write-off of capitalized development costs for restaurants we did not expect to open due to a reduction in our development plans.

Lease termination charges.    Lease termination charges were approximately $0.4 million in fiscal 2005 as compared to $1.9 million in fiscal 2004. The fiscal 2005 charge was related to settlement of lease obligation on a restaurant previously closed in Jenkintown, Pennsylvania. The fair value of these charges was estimated in accordance with the accounting standards as documented in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. To do this, we estimated the present value of the future minimum lease obligations, net of sublease income.

Interest income.    Interest income consists of the interest payments on loans we receive from our Paisano Partners in accordance with our Paisano Partner program. Interest income decreased by approximately $23,000, or 32.4%, to $48,000 in fiscal 2005 from $71,000 in fiscal 2004 due to lower Paisano Partner loan balances throughout the year.

Interest expense.    Interest expense includes the financing cost on our credit facilities and capital leases. Interest expense increased by approximately $1.2 million, or 56.4%, to $3.4 million in fiscal 2005 from $2.2 million in fiscal 2004. Approximately $0.8 million of the fiscal 2005 increase was due to higher interest rates on our credit facility in fiscal 2005. Approximately $0.4 million was due to interest payments on the leaseback of eight restaurant locations in September 2005. We expect interest expense to increase in fiscal 2006 from fiscal 2005 due to an increase in the rate of interest on our new amended credit facility and a full year of interest expense arising from the capital leases for the eight restaurants involved in the sale-leaseback transaction.

Early extinguishment of debt.    The early extinguishment of debt is related to the write-off of deferred loan acquisition costs relating to discharged or refinanced debt and prepayment penalties. Expenses related to the early extinguishment of debt totaled approximately $0.7 million in fiscal 2005 as compared to $1.7 million in fiscal 2004. The $0.7 million charge in fiscal 2005 arose from the full repayment of our term loan B with the proceeds of the sale-leaseback transaction. See “Liquidity and Capital Resources” below for further information regarding our current credit facility.

Income taxes.    We recorded no provision for income taxes in fiscal 2005 and fiscal 2004. In fiscal 2005, we continued to record a full tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued operations.    In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. In November 2005 we also closed three Buca di Beppo restaurants, Cheektowaga, Omaha and West Des Moines. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Vinny T’s of Boston fiscal 2005 operating loss of $3.5 million included a $3.9 million loss on the impairment of long-lived assets of three restaurants recorded in September of 2005. The $1.2 million fiscal 2005 operating loss for the three Buca di Beppo restaurants includes a $0.5 million charge for lease termination charges as calculated under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The fiscal 2004 operating loss for Vinny T’s of Boston included charges for a $11.6 million impairment of goodwill and a $1.6 million impairment of long-lived assets.

Cumulative effect of accounting change.    We adopted FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, as of December 25, 2005. In accordance with FIN 47, liabilities for legal obligations stemming from the eventual retirement of tangible long-lived assets were recorded at fair value as of December 25, 2005, with a corresponding increase to the carrying values of the related long-lived assets. The accounting for the initial adoption of FIN 47 resulted in a charge of approximately $363,000 related to the cumulative effect of the accretion of the asset retirement obligation and the depreciation of the related long-lived asset.

52 Week Fiscal Year Ended December 26, 2004 Compared to 52 Week Fiscal Year Ended December 28, 2003

Restaurant sales.    Restaurant sales increased by approximately $7.1 million, or 3.3%, to $223.5 million in fiscal 2004 from $216.3 million in fiscal 2003. The increase in restaurant sales was primarily the result of realizing a full year of sales on the 13 new Buca di Beppo restaurants that opened during fiscal 2003. The increase in sales was also affected by the opening of two new Buca di Beppo restaurants offset by the closing of two Buca di Beppo restaurants during fiscal 2004. Our calculation of comparable restaurant sales includes restaurants open for 18 full months. Comparable restaurant sales decreased by approximately 1.3% for Buca di Beppo in fiscal 2004. Our Buca di Beppo average weekly sales decreased to $45,597 in fiscal 2004 or by approximately 2.9% from fiscal 2003. The decrease in comparable restaurant sales and average weekly sales was due to a decrease in guest counts. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Fiscal 2004 restaurant sales reflect total discounts of approximately $12.5 million.

Product.    Product costs increased by approximately $2.7 million, or 5.1%, to $56.4 million in fiscal 2004 from $53.7 million in fiscal 2003. Product costs increased as a percentage of restaurant sales to approximately 25.3% in fiscal 2004 as compared to 24.8% in fiscal 2003. This increase as a percentage of sales was primarily the result of relative increases in spending on meat, dairy and seafood during fiscal 2004.

Labor.    Labor costs increased by approximately $4.3 million, or 6.3%, to $74.0 million in fiscal 2004 from $69.7 million in fiscal 2003, and increased as a percentage of sales to approximately 33.1% in fiscal 2004 as compared to 32.2% in fiscal 2003. The primary reasons for the increase in labor costs as a percentage of sales in fiscal 2004 were the increase in minimum wage in the states of California, Washington and Hawaii, as well as a change in employee work breaks within the state of California. Our hourly labor increased 0.2%, management payroll increased 0.2%, and payroll taxes and benefits increased 0.3%, as a percentage of sales in fiscal 2004 as compared to fiscal 2003.

Direct and occupancy.    Direct and occupancy expenses increased by approximately $7.0 million, or 11.8%, to $66.4 million in fiscal 2004 from $59.4 million in fiscal 2003. Direct and occupancy expenses increased as a percentage of sales to approximately 29.7% in fiscal 2004 as compared to 27.5% in fiscal 2003. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to the decrease in comparable restaurant sales and increased insurance, property tax and utility costs.

Depreciation and amortization.    Total depreciation and amortization decreased by approximately $1.0 million, or 6.7%, to $13.6 million in fiscal 2004 from $14.6 million in fiscal 2003. Depreciation and amortization decreased as a percentage of sales to approximately 6.1% in fiscal 2004 as compared to 6.8% in fiscal 2003. This decrease was primarily related to a $7.8 million write-down of the restaurant assets of six Buca di Beppo restaurants in operation in fiscal 2004.

General and administrative.    General and administrative expenses increased by approximately $2.2 million, or 11.7%, to $21.3 million in fiscal 2004 from $19.0 million in fiscal 2003. General and administrative expenses increased as a percentage of sales to approximately 9.5% in fiscal 2004 as compared to 8.8% in fiscal 2003. The increase in general and administrative costs as a percentage of sales were primarily a result of the $1.8 million reserve established with respect to the settlement of the purported California class action lawsuit, increased legal, accounting and consulting fees primarily related to the internal investigation undertaken in fiscal 2004 and Sarbanes-Oxley compliance.

Pre-opening costs.    Pre-opening costs decreased approximately $1.5 million, or 52.5%, to $1.3 million in fiscal 2004 from $2.8 million in fiscal 2003. Pre-opening costs decreased as a percentage of sales to approximately 0.6% in fiscal 2004 as compared to 1.3% in fiscal 2003. The decrease in pre-opening costs as a percentage of sales was primarily due to a decrease in the number of new restaurants opened in fiscal 2004.

Loss on impairment of long-lived assets.    Loss on impairment of long-lived assets was $7.8 million in fiscal 2004 and were primarily related to a $6.8 million write-down of six Buca di Beppo restaurants currently in operation and a $0.5 million impairment taken on capitalized development costs for restaurants which we did not expect to open. The majority of the remaining fiscal 2004 impairment amount related to $0.1 million in new capital expenditures on restaurants previously declared as impaired and $0.4 million for other impaired inventory. The impairment of long-lived assets at restaurants in operation was required because management determined that the value of future undiscounted cash flows did not support the carrying value of assets. The impairment of assets for unopened restaurants was due to a reduction in our development plans. The loss on impairment of long lived assets was $16.1 million in fiscal 2003. This charge reflected the impairment of eight restaurants in operation and the write-off of capitalized development costs for restaurants we did not expect to open because of a reduction in our development plans.

Lease termination charges.    Lease termination charges of approximately $1.9 million were incurred in fiscal 2004 as compared to none in fiscal 2003. The fiscal 2004 expense related to costs incurred in closing two of our restaurants during the year plus the expenses incurred in terminating leases for three other restaurant sites not yet opened. The restaurants closed were located in Jenkintown, Pennsylvania, and Lenexa, Kansas. Charges related to closing these two restaurants totaled $1.1 million. The remaining $0.8 million lease termination expense was attributable to the costs incurred in the cancellation of leases for three unopened locations. The fair value of these charges has been estimated in accordance with the accounting standards as documented in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. To do this, we estimated the present value of the future minimum lease obligations, net of sublease income.

Interest income.    Interest income decreased by approximately $24,000, or 25.3%, to $71,000 in fiscal 2004 from $95,000 in fiscal 2003.

Interest expense.    Interest expense includes the financing cost on our credit facilities. Interest expense decreased by approximately $0.2 million, or 6.6%, to $2.2 million in fiscal 2004 from $2.3 million in fiscal 2003.

Early extinguishment of debt.    Expenses related to the early extinguishment of debt totaled approximately $1.7 million in fiscal 2004 and related to (a) a charge of $0.5 million in the first quarter of fiscal 2004 in connection with a write-down of deferred loan acquisition costs on our credit facility due to the early pay down of $8.5 million on our term loan and other financing related expenses, and (b) a second charge of $1.2 million in the fourth quarter of fiscal 2004 in connection with the complete payoff of the same credit facility after we entered into a new credit agreement.

Income taxes.    We recorded no provision for income taxes in fiscal 2004. We incurred a provision for income taxes of approximately $2.1 million in fiscal 2003. In 2003, we concluded that a valuation allowance was necessary to reduce our net deferred tax asset to zero as it was deemed more likely than not that it would not be realized in the future. In fiscal 2004 we continued to record a tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset.

Discontinued operations.    Vinny T’s of Boston fiscal 2004 operating loss of $13.2 million included a $11.6 million loss on the impairment of goodwill and a $1.6 million charge for the impairment of long-lived assets related to two restaurants. Vinny T’s of Boston reported a $0.8 million operating profit in fiscal 2003. The $1.8 million fiscal 2004 operating loss for the three Buca di Beppo restaurants included a $1.4 million charge for the impairment of long-lived assets of the West Des Moines restaurant. The fiscal 2003 operating loss of $2.2 million included a $1.7 million write-down of long-lived assets of the Omaha restaurant.

Liquidity and Capital Resources

As of December 25, 2005, we held cash of approximately $1.4 million, a decrease of approximately $0.6 million from the fiscal 2004 year-end balance of approximately $2.0 million. The reduction in our cash balance was due primarily to an increased use of cash in our operations primarily driven by increased general and administrative expenses largely related to accounting, legal and consulting fees linked to the investigation of events that transpired under prior management.

Net cash provided by operating activities was approximately $3.0 million in fiscal 2005, $10.5 million in fiscal 2004, and $13.4 million in fiscal 2003. Our net cash provided by operating activities is primarily generated by our restaurant operations. In fiscal 2005, cash provided by operating activities decreased by $7.5 million primarily driven by increased general and administrative expenses accrued for in fiscal 2004 and paid in fiscal 2005 coupled with increased general and administrative expenses in fiscal 2005.

Net cash used in investing activities was $0.8 million in fiscal 2005, $9.8 million in fiscal 2004 and $23.2 million in fiscal 2003. The cash was used primarily for building new restaurants and maintaining existing restaurant assets in all three years.

We use cash for property and equipment primarily to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. Net capital expenditures were $1.7 million in fiscal 2005, $11.7 million in fiscal 2004, and $27.2 million in fiscal 2003. During fiscal 2005, we opened one new Buca di Beppo restaurant, no Vinny T’s of Boston restaurants and closed three Buca di Beppo restaurants. In fiscal 2004, we opened two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant and closed two Buca di Beppo restaurants. In fiscal 2004, our new Buca di Beppo or Vinny T’s of Boston leased restaurants required, on average, a total cash investment of approximately $2.5 to $3.0 million. We are currently evaluating new prototypes and we anticipate that total cash investment per Buca di Beppo restaurant, including pre-opening costs, will be approximately $2.5 million.

In the fourth quarter of fiscal 2004, we wrote down the book value of the proposed training facility in Sermenino, Italy to the estimated fair value and eventual sale price of the property of approximately $0.3 million. We sold the property in February 2005.

Our board of directors and management reached decisions to close three restaurants during fiscal 2005 and two restaurants during fiscal 2004. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we established lease termination liabilities of approximately $0.4 million in fiscal 2005 and $1.9 million in fiscal 2004, based our estimate of the fair value of these obligations. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. These amounts are expected to be paid in fiscal 2006.

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

Net cash used in financing activities was $2.8 million in fiscal 2005 and $0.6 million in fiscal 2004; $9.7 million was provided from financing activities in fiscal 2003. Our primary financing activity in 2005 was related to $17.5 million of proceeds from the sale and simultaneous leaseback of eight restaurants offset by payments of $18.3 million on our long term debt. We fully paid-down our term loan B facility with Ableco and partially paid down our term loan A facility with Wells Fargo Foothill.

Financing activities in fiscal 2004 consisted of borrowings on our line of credit, payments of our term loan and a private placement of equity. On February 26, 2004, we completed the sale of 3.3 million shares in a private placement of our stock at a price of $5.50 per share for total gross proceeds of $18.2 million. After deducting equity transaction costs of approximately $0.8 million, we received net proceeds from the equity sale of approximately $17.4 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes. We filed a registration statement with the SEC on Form S-3 on March 19, 2004 to facilitate resale of these shares. Financing activities in fiscal 2003 consisted primarily of borrowings on our line of credit and payments of our term loan. The net proceeds from our debt borrowings were primarily used to fund the development of 13 new Buca di Beppo and one new Vinny T’s of Boston restaurant.

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

In November 2004, we entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million

(including a letter of credit sub-facility of up to an aggregate of $5 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we are required to pay $312,500 on the first day of January, April, July and October of each year beginning in 2005 and ending on October 1, 2008.

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA as defined in the agreement, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement that is not otherwise waived or cured. As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the amendment and waiver, we paid our new lenders fees totaling $400,000 and the interest rate on the term loan B portion of the credit facility was increased. Based upon the fiscal 2005 Consolidated Financial Statements, as of December 25, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in March 2006. In exchange for the amendment and waiver, we paid our lender a fee of $100,000.

On September 9, 2005, we completed the sale and simultaneous leaseback of eight restaurant locations with affiliates of CRIC Capital at a sale price of $17.5 million (the “Sale Leaseback Transaction”). The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term loan B facility with Ableco and to prepay a portion of the outstanding term loan A facility with Wells Fargo. A premium equal to four percent of the outstanding principal amount of the term loan B was paid in connection with the prepayment of the term loan B facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the lenders. Pursuant to the Amendment and Consent, the lenders consented to the Sale Leaseback Transaction (subject to the prepayment of the term loan B facility and term loan A facility as provided above), agreed to amend the minimum EBITDA coverage required for relevant testing periods in fiscal year 2007, and agreed to amend the credit agreement in certain other respects. In consideration the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum.

The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 2.50 percentage points. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales or properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants. We expect to be in compliance with the financial covenants of the credit facility, as recently amended, for the next twelve months.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of March 1, 2006, we had outstanding borrowings of approximately $2.5 million under our revolving credit facility and $1.9 million under the term loan A facility and our availability under the revolving credit facility was approximately $4.0 million.

Our capital requirements, including development costs related to the opening of additional restaurants, have been significant. We have reduced our development plans for fiscal 2005 and 2006 until we have executed proven strategies to consistently improve our comparable restaurant sales and our cash flow from operations. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. In addition, we have incurred and expect to incur significant costs related to the on-going litigation and related matters. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least the next twelve months. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,992	$1,309	$1,103	$204	$365
Capital Lease Obligations	15,732	—	320	633	14,790
Operating Lease Obligations (1)	269,744	15,365	31,126	31,571	191,682
Purchase Obligations (2)	5,683	4,563	100	—	1,020
Interest Expense (3)	592	237	173	107	75

Total	$294,743	$21,474	$32,822	$32,515	$207,932

(1)	Represents aggregate minimum lease payments. Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 2.5% to 7.0% and require expenses incidental to the use of the property which has been excluded from this table. This amount also excludes any asset retirement obligations (see Note 1 to our Consolidated Financial Statements).
(2)	In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.”
(3)	Includes interest on the Wells Fargo Foothill term loan A and other asset-based notes.

As credit guarantees to insurers, we are contingently liable under standby letters of credit issued under our credit facility. As of December 25, 2005, we had $5.7 million of standby letters of credit related to the self-insurance liabilities. All standby letters of credit are renewable annually.

See Note 13 to our Consolidated Financial Statements for descriptions of our employment agreements with our current named executive officers.

From 2002 through 2005, we maintained a Key Employee Stock Ownership Plan (KEYSOP) which allowed certain employees the option to purchase mutual fund investments on a tax advantaged basis. In October 2004, the board of directors took certain actions to terminate the KEYSOP plan and in early 2005 we suspended any further participation in the plan. As of December 16, 2005, assets valued at approximately $516,000 were held in trust to satisfy obligations to participants under the plan. On December 16, 2005, we received the agreement of all remaining KEYSOP participants to the termination of the trust and of their remaining interests (both vested and unvested) in the KEYSOP. In exchange for this termination, we paid to all participants approximately $204,000. All amounts remaining in the trust after its liquidation and the payment of termination amounts to participants were remitted to the Company. As at December 25, 2005, an asset of approximately $374,000 is recorded in other current assets on our balance sheet to reflect the funds owed to the Company from the trustee.

For further discussion regarding our contractual obligations described above, see Notes 11, 12, 13 and 16 to our Consolidated Financial Statements.

Application of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements include accounts of BUCA, Inc. and all of our wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to our Consolidated Financial Statements describes our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

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

Property and Equipment

Land, buildings, leasehold improvements, tenant improvements and equipment are recorded at original cost less accumulated depreciation and amortization. These assets are depreciated on a straight-line basis over the lesser of their estimated useful lives or associated lease term, ranging from three to 25 years. Land is not depreciated because we believe that it retains its historical value. Our estimate of the useful life of equipment (three to seven years) and buildings (25 years) is based upon the historical life of similar assets in our industry. Leasehold improvements are generally depreciated over the term of the lease, including certain option periods, because we believe a majority of these assets will exist as long as we are tenants of the various properties. The estimated useful lives and fair market value of these assets as well as our determination of what constitutes a capitalized cost versus a repair and maintenance expense involves judgments by management. These judgments may produce materially different amounts of depreciation and amortization expense if different assumptions were used. As discussed below, these judgments may also impact the need and amount to recognize as an impairment charge on the carrying amount of these assets.

Leases

In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and subsequent amendments, each lease is evaluated at inception to determine whether the lease will be accounted for as an operating or capital lease. Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the entire lease term, including cancelable option periods where failure to exercise such options would result in economic penalty, not to exceed 25 years. The initial rent term includes the “build-out”, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

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

We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises. We may also expend cash for structural components of the building that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space, the lease agreement and in accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, during the construction period the amounts paid for structural components are recorded as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

Impairment of Long-Lived Assets

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable, but at least quarterly. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of its future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows, as if the decision to continue to use the impaired restaurant was a new investment decision. Judgments and estimates made related to long-lived assets are affected by factors such as economic conditions, changes in historical resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes

We estimate certain components of our provision for income taxes. The estimates include effective state and local income tax rates, the tax rate in which deferred taxes are recognized, and the likelihood that we will be able to utilize our deferred tax assets. Our estimates are based on the best available information at the time that we prepare the provision. All tax returns are subject to audit by federal and state governments, usually years after the tax returns are filed, and could be subject to different interpretations of the tax laws. The ultimate amount of income taxes that we pay may be higher or lower than our estimates. We record a tax valuation allowance when it is more likely than not that we will not be able to recover the value of our deferred tax assets. We have recorded a full valuation allowance against the benefit from income taxes due to continued uncertainty regarding whether we will be able to recover our deferred tax assets due to our recent operating losses.

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

Loss Contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

The assessment of loss contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. We will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced that it deferred the effective date to January 1, 2006 for calendar year end companies. Based on our current analysis and information, we estimate compensation expense related to employee stock options for fiscal 2006 will be in the range of $0.5 to 1.0 million. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143. We adopted FIN 47 as of December 25, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

In accordance with FIN 47, liabilities for legal obligations stemming from the eventual retirement of tangible long-lived assets (leasehold improvements) were recorded at fair value as of December 25, 2005, with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-live assets. The adoption, as described below, impacted the income statement due to the cumulative affect of depreciation and accretion from the restaurant opening dates to December 25, 2005. The primary long-lived assets impacted by this adoption are restaurant leasehold improvements.

The accounting for the initial adoption of FIN 47 resulted in a charge of approximately $363,000 reported as “cumulative effect of change in accounting principle” in our Consolidated Statement of Operations for the fiscal year ended December 25, 2005. A summary of the accounting impact as of December 25, 2005 is as follows (in thousands):

	Property and Equipment	Long-Term Liabilities
Reflect retirement obligation when liability was incurred	$452	$452
Record accretion of liability to adoption date		192
Record depreciation of asset to adoption date	(113)
Write-off assets related to impaired restaurants	(58)

Net balance sheet impact of FIN 47	$281	$644

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. We are required to adopt SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply this literature in the event of changes in accounting principle and error corrections.

In October 2005, the FASB issued Staff Position No. FAS 13-1 (FAS 13-1), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period over the lease term. We were required to adopt FAS 13-1 as of December 26, 2005; however, the financial impact was zero as we implemented the practice of expensing construction period rent over the term of the lease as of December 26, 2004.

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FAS 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are required to apply FAS 115-1 to reporting periods beginning after December 15, 2005. We are currently evaluating the effect that the adoption of FAS 115-1 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement is intended to simplify accounting for certain hybrid financial instruments by permitting fair value re-measurement for such hybrid financial instruments. We are required to adopt SFAS 155 for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We do not expect adoption of this statement to have a significant impact on our Consolidated Financial Statements.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5.7 million); (b) a term loan A facility of up to an aggregate of $5 million. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 2.50 percentage points. As of March 15, 2006, we had approximately $4.4 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $44,000.

We have no derivative financial instruments or derivative commodity instruments.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of 2.5%, which is only slightly more than our average price increases of approximately 0.5% in fiscal 2005, 1% in fiscal 2004 and 2% in fiscal 2003. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements of BUCA, Inc. are included in this report, beginning at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 25, 2005 to reasonably ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

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

In compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As previously reported, we had identified matters that we considered to be material weaknesses as of December 26, 2004. As of December 26, 2004, we had concluded that we had deficiencies related to company level controls as a result of tone set by senior management and deficiencies related to design and operation of accounting procedures and application of GAAP. In connection with our evaluation as of December 25, 2005, we have concluded that the deficiencies related to company level controls and the deficiencies related to the design of accounting procedures have been successfully remediated. We believe these matters were remediated as a result of a number of changes we have implemented, including the replacement of almost all of our senior management team, increased communication about our ethics and values, changes in key accounting personnel, increased training, improved policies and procedures, improved oversight and the changes in internal controls previously reported as well as those reported below.

As a result of our evaluation, our management identified the following matters that we consider to be material weaknesses as of December 25, 2005. The material weaknesses are as follows:

Operating Effectiveness of Accounting and Control Procedures.    We concluded that, in the aggregate, a material weakness in the financial close process existed as of December 25, 2005 related to accounting and control procedures. These procedures primarily included preparation and monitoring of account reconciliations, expense accrual procedures and other financial close and reporting processes. These control procedures were implemented in the last two quarters of fiscal 2005 and did not operate effectively for a sufficient period of time. Therefore, we concluded that these control procedures were not effective. Once we have performed the procedures on a repeated basis, we will be able to reevaluate their effectiveness.

Application of GAAP Related to Accounting for Leases and Leasehold Improvements.    Our internal controls to ensure that we correctly account for lease expense on leases with scheduled rent increases on a straight-line basis and depreciate certain leasehold improvements in accordance with generally accepted accounting principles did not operate effectively. This weakness existed as of December 26, 2004 and December 25, 2005 and resulted in the restatement described in Note 2 to the Consolidated Financial Statements.

Because of these material weaknesses, our management concluded that, as of December 25, 2005, our internal control over financial reporting was not effective. Our management has discussed these material weaknesses with our audit committee. Deloitte & Touche LLP has issued an attestation report on our management’s assessment of internal control over financial reporting, which appears below.

Remediation

We are continuing to evaluate and improve processes and systems to ensure proper internal control over financial reporting. In addition, we intend to implement a new financial accounting system in fiscal 2006 that will allow for additional improved processes and systems to facilitate the remediation of these material weaknesses.

We have reviewed the accounting for operating leases and associated leasehold improvements and restated our Consolidated Financial Statements to ensure compliance with GAAP.

Changes in Internal Control Over Financial Reporting

The following changes to our internal controls over financial reporting were completed during the fourth quarter of fiscal 2005 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have increased the training of employees on our company’s values and the availability of our whistleblower hotline. We have published our whistleblower hotline on our employee intranet site as well as prominently displaying information for employees on our whistleblower hotline in all our restaurants.

•	We have established procedures to ensure that changes in related party transactions are identified and properly approved and that disclosure of related parties is complete.

•	We have designated an employee as being responsible for maintaining knowledge of current developments involving GAAP that affect us.

•	We have performed risk assessments of our financial statements, including a more rigorous review with the audit committee to determine appropriate accounting and disclosure controls.

•	We have created an accounting policy manual.

•	We have established formal expense authorization procedures and levels of approval for all operating and capital expenditures.

•	We have formalized communication between the operations and accounting departments to ensure internal control policies and responsibilities are known and monitored, and that all transactions and events have been reviewed for proper accounting treatment.

•	We documented our property and equipment capitalization policies and procedures, including asset class classifications to improve our ability to consistently record assets based on projected asset life expectancy.

•	We have conducted training of field management and accounting on the application of the expense authorization, employee expense reimbursement and property and equipment capitalization policies and procedures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BUCA, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that BUCA, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 25, 2005, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Operating Effectiveness of Accounting and Control Procedures.    The controls over the financial close and reporting process did not operate effectively. Specifically, the controls over the preparation and monitoring of account reconciliations, expense accrual procedures, and other financial close and reporting control processes did not operate effectively as of December 25, 2005. In the aggregate these control deficiencies constitute a material weakness

Application of GAAP Related to Accounting for Leases and Leasehold Improvements.    The Company’s internal controls to ensure that they correctly account for lease expense on leases with scheduled rent increases on a straight-line basis and depreciate certain leasehold improvements in accordance with generally accepted accounting principles did not operate effectively. This weakness resulted in the restatement described in Note 2 to the Consolidated Financial Statements.

Due to (1) the material adjustments identified in the year end financial statements resulting in a restatement of the Consolidated Financial Statements and (2) the significance and pervasiveness of the deficiencies in the financial closing and reporting process there is a more than remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 25, 2005, of the Company, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements in the fourth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2005, of the Company and our report dated March 24, 2006, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 24, 2006

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the annual meeting of shareholders to be held on June 14, 2006. Information relating to our executive officers is provided in Part I of this Annual Report on Form 10-K under the heading “Item X. Executive Officers of the Registrant.”

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

Item 11.    Executive Compensation

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement for the annual meeting of shareholders to be held on June 14, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Stock Ownership of Directors, Officers and Principal Shareholders” and “Equity Compensation Plan Information” in our Proxy Statement for the annual meeting of shareholders to be held on June 14, 2006.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Certain Transactions” in our Proxy Statement for the annual meeting of shareholders to be held on June 14, 2006.

Item 14.    Principal Accountant Fees and Services

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on June 14, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 25, 2005 and December 26, 2004 (restated).	F-3
Consolidated Statements of Operations for the fiscal years ended December 25, 2005, December 26, 2004 (restated) and December 28, 2003 (restated).	F-4
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 25, 2005, December 26, 2004 (restated) and December 28, 2003 (restated).	F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2005, December 26, 2004 (restated) and December 28, 2003 (restated).	F-6
Notes to Consolidated Financial Statements	F-7

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Amended and Restated By-Laws of the Registrant. (2)
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)
4.1	Specimen of Common Stock certificate. (4)
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *
10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(6)
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *(7)
10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(8)
10.5	Stock Option Plan for Non-Employee Directors. *(9)
10.6	BUCA, Inc. 401(k) Plan. (10).
10.7	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (11)
10.8	BUCA, Inc. Employee Stock Purchase Plan. (12)
10.9	Amended and Restated Employment Agreement, dated as of December 14, 2005 between the Registrant and Steven B. Hickey. *(13)
10.10	Employment Agreement, dated as of October 14, 2004 between the Registrant and Wallace B. Doolin. *(14)
10.11	Employment Agreement, dated as of February 10, 2005 between the Registrant and Modesto Alcala. *(15)
10.12	Employment Agreement, dated as of February 24, 2005, by and between the Registrant and Kaye R. O’Leary. *(16)
10.13	Employment Agreement, dated as of March 30, 2005, by and between the Registrant and Richard G. Erstad. *(17)
10.14	Employment Agreement, dated as of February 21, 2005, by and between the Registrant and Cynthia C. Rodahl. *(18)

10.15	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (19)
10.16	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (20)
10.17	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (21)
10.18	Amendment Number Three to Credit Agreement, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (22)
10.19	Amendment Number Four to Credit Agreement, dated as of November 30, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent.
10.20	Amendment Number Five to Credit Agreement, dated as of March 22, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent.
10.21	Agreement for Waiver and Release of KEYSOP Benefits dated as of June 4, 2004 between the Registrant and Joseph P. Micatrotto. *(23)
10.22	Separation Agreement dated as of June 9, 2004 between the Registrant and Joseph P. Micatrotto. *(24)
10.23	Employment Agreement, dated as of June 15, 2004 between the Registrant and John J. Motschenbacher. *(25)
10.24	Separation Agreement, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. *(26)
10.25	General Release, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. *(27)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 26, 2004.
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(11)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(12)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2005.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 15, 2005.
(22)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2005.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(24)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(25)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(27)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2006.

BUCA, INC.

By	/s/ WALLACE B. DOOLIN
Wallace B. Doolin Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Wallace B. Doolin and Kaye R. O’Leary, and each of them, his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on 10-K for the fiscal year ended December 25, 2005 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2006.

/s/ WALLACE B. DOOLIN
Wallace B. Doolin Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ KAYE R. O’LEARY
Kaye R. O’Leary Chief Financial Officer (Principal Financial Officer)

/s/ DENNIS J. GOETZ
Dennis J. Goetz Chief Accounting Officer (Principal Accounting Officer)

/s/ PAUL J. ZEPF
Paul J. Zepf, Director

/s/ PETER J. MIHAJLOV
Peter J. Mihajlov, Director

/s/ SIDNEY J. FELTENSTEIN
Sidney J. Feltenstein, Director

/s/ JOHN P. WHALEY
John P. Whaley, Director

/s/ JAMES T. STAMAS
James T. Stamas, Director

/s/ FRITZI P. WOODS
Fritzi P. Woods, Director

BUCA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 25, 2005 and December 26, 2004 (restated).	F-3
Consolidated Statements of Operations for the fiscal years ended December 25, 2005, December 26, 2004 (restated) and December 28, 2003 (restated).	F-4
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 25, 2005, December 26, 2004 (restated) and December 28, 2003 (restated).	F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2005, December 26, 2004 (restated) and December 28, 2003 (restated).	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BUCA, Inc. and subsidiaries (the “Company”) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BUCA, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying 2004 and 2003 consolidated financial statements have been restated.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations— an Interpretation of FASB Statement No. 143, effective December 25, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 24, 2006

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 25, 2005	December 26, 2004 (restated—see Note 2)
ASSETS
CURRENT ASSETS:
Cash	$1,421	$2,046
Accounts receivable	3,660	2,506
Inventories	6,382	6,336
Prepaid expenses and other	2,658	4,387
Current assets of discontinued operations and assets held for sale	1,246	1,433

Total current assets	15,367	16,708
PROPERTY AND EQUIPMENT, net	121,816	144,480
OTHER ASSETS	4,428	6,020
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	9,255	13,933

	$150,866	$181,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,191	$10,675
Unredeemed gift card liabilities	2,921	2,928
Accrued payroll and benefits	8,363	7,242
Accrued sales, property and income tax	3,424	3,262
Other accrued expenses	7,232	6,033
Line of credit borrowings	—	1,986
Current maturities of long-term debt and capitalized leases	1,309	1,313
Current liabilities of discontinued operations and assets held for sale	4,145	3,718

Total current liabilities	39,585	37,157

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	17,415	19,552
DEFERRED RENT	19,062	19,565
OTHER LIABILITIES	3,904	2,778
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	1,860	1,684

Total liabilities	81,826	80,736

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value per share, 30,000,000 shares authorized; 20,470,075, and 20,181,924 shares issued and outstanding, respectively	205	202
Additional paid-in capital	170,686	169,112
Accumulated deficit	(99,895)	(67,794)
Unearned compensation	(1,151)	—
Notes receivable from employee shareholders	(805)	(1,115)

Total shareholders’ equity	69,040	100,405

	$150,866	$181,141

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Fiscal Year Ended
	December 25, 2005	December 26, 2004 (restated—see Note 2)	December 28, 2003 (restated—see Note 2)
Restaurant sales	$238,959	$223,458	$216,345
Restaurant costs:
Product	60,717	56,446	53,721
Labor	78,761	74,036	69,662
Direct and occupancy	71,855	66,413	59,410
Depreciation and amortization	13,205	13,632	14,612

Total restaurant costs	224,538	210,527	197,405
General and administrative expenses	26,904	21,264	19,032
Pre-opening costs	243	1,324	2,790
Loss on impairment and sale of long-lived assets	9,822	7,773	16,077
Lease termination charges	434	1,939	—

Operating loss	(22,982)	(19,369)	(18,959)
Interest income	48	71	95
Interest expense	(3,429)	(2,193)	(2,349)
Loss on early extinguishment of debt	(675)	(1,677)	—

Loss before income taxes	(27,038)	(23,168)	(21,213)
Income taxes	—	—	(2,121)

Net loss from continuing operations	(27,038)	(23,168)	(23,334)
Net loss from discontinued operations	(4,700)	(14,975)	(1,339)

Net loss before cumulative effect of change in accounting principle	(31,738)	(38,143)	(24,673)
Cumulative effect of change in accounting principle	(363)	—	—

Net loss	$(32,101)	$(38,143)	$(24,673)

Net loss from continuing operations per share—basic and diluted	$(1.33)	$(1.19)	$(1.39)

Net loss from discontinued operations per share—basic and diluted	$(0.23)	$(0.76)	$(0.08)

Cumulative effect of change in accounting principle per share—basic and diluted	$(0.02)	$—	$—

Net loss per share—basic and diluted	$(1.58)	$(1.95)	$(1.47)

Weighted average common shares outstanding—basic and diluted	20,312,389	19,608,465	16,738,032

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended December 25, 2005, December 26, 2004 and December 28, 2003

(in thousands)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 29, 2002 (previously reported)	16,616	$166	$150,197	$—	$(3,986)	$(1,118)	$145,259
Prior period adjustments (see Note 2)	—	—	—	—	(992)	—	(992)

Balance at December 29, 2002 (restated—see Note 2)	16,616	166	150,197	—	(4,978)	(1,118)	144,267
Exercise of common stock options	33	—	192	—	—	—	192
Issuance of common stock	134	1	819	—	—	(820)	—
Repurchase of common stock from shareholders	(46)	—	(390)	—	—	480	90
Collections on notes receivable from shareholders	—	—	—	—	—	120	120
Common stock issued under employee stock purchase plan	68	1	426	—	—	—	427
Stock option expense	—	—	275	—	—	—	275
Tax benefit of employee stock option exercises	—	—	19	—	—	—	19
Net loss (restated, see Note 2)	—	—	—	—	(24,673)	—	(24,673)

Balance at December 28, 2003 (restated—see Note 2)	16,805	168	151,538	—	(29,651)	(1,338)	120,717
Exercise of common stock options	8	—	51	—	—	—	51
Issuance of common stock	3,382	34	17,575	—	—	(420)	17,189
Repurchase of common stock from shareholders	(64)	(1)	(331)	—	—	480	148
Collections on notes receivable from shareholders	—	—	—	—	—	163	163
Common stock issued under employee stock purchase plan	51	1	230	—	—	—	231
Stock option expense	—	—	49	—	—	—	49
Net loss (restated, see Note 2)	—	—	—	—	(38,143)	—	(38,143)

Balance at December 26, 2004 (restated— see Note 2)	20,182	202	169,112	—	(67,794)	(1,115)	100,405
Exercise of common stock options	11	—	62	—	—	—	62
Issuance of common stock	38	—	178	—	—	(178)	—
Repurchase of common stock from shareholders	(48)	—	(264)	—	—	350	86
Collections on notes receivable from shareholders	—	—	—	—	—	138	138
Common stock issued under employee stock purchase plan	43	—	205	—	—	—	205
Issuance of restricted stock	244	3	1,334	(1,337)	—	—	—
Amortization of restricted stock	—	—	—	186	—	—	186
Stock option expense	—	—	59	—	—	—	59
Net loss	—	—	—	—	(32,101)	—	(32,101)

Balance at December 25, 2005	20,470	$205	$170,686	$(1,151)	$(99,895)	$(805)	$69,040

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 25, 2005	December 26, 2004 (restated—see Note 2)	December 28, 2003 (restated—see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,101)	$(38,143)	$(24,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,291	14,830	15,990
Loss on impairment and sale of long-lived assets	13,833	10,737	17,753
Loss on impairment of goodwill	—	11,591	—
Loss on early extinguishment of debt	675	1,677	—
Deferred income taxes	—	—	3,700
Deferred rent	(595)	1,229	1,026
Tenant allowance proceeds	331	1,319	1,286
Amortization of loan acquisition costs	418	361	456
Amortization of restricted stock grants	186	—	—
Other non-cash items	366	(164)	(66)
Change in assets and liabilities:
Accounts receivable	(1,209)	741	(864)
Inventories	167	246	(982)
Prepaid expenses and other	2,130	(1,287)	(1,526)
Accounts payable	1,449	(1,811)	1,234
Accrued expenses	2,934	8,824	640
Other	141	335	(598)

Net cash provided by operating activities	3,016	10,485	13,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,740)	(11,727)	(27,196)
Proceeds from sale of property and equipment	349	—	3,642
Proceeds from sale of other assets	573	1,891	362

Net cash used in investing activities	(818)	(9,836)	(23,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	9,665	38,486	45,000
Payments for line of credit borrowings	(11,651)	(53,500)	(32,000)
Proceeds from issuance of long-term debt	—	11,625	106
Principal payments on long-term debt	(18,343)	(12,814)	(3,859)
Proceeds from sale-leaseback	17,500	—	—
Financing costs	(400)	(1,981)	(266)
Collection on notes receivable from shareholders	138	163	180
Net proceeds from issuance of common stock	268	17,420	553

Net cash (used in) provided by financing activities	(2,823)	(601)	9,714

Net change in cash	(625)	48	(102)
Cash at the beginning of period	2,046	1,998	2,100

Cash at the end of period	$1,421	$2,046	$1,998

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended December 25, 2005,

December 26, 2004, and December 28, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At December 25, 2005, our 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants are located in 28 states and the District of Columbia.

As described in Note 3, Discontinued Operations and Assets Held for Sale, we have reclassified Vinny T’s of Boston and three Buca de Beppo closed restaurants’ financial results as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained net losses of $32.1 million in fiscal 2005, $38.1 million in fiscal 2004 and $24.7 million in fiscal 2003 and we have an accumulated deficit of $99.9 million. Our net cash flows from operating activities has declined to $3.0 million in fiscal year 2005, from $10.5 million in fiscal 2004 and $13.4 million in fiscal 2003. As of March 15, 2006, we had outstanding borrowings of approximately $2.5 million under our revolving credit facility, $1.9 million under the term loan A facility, $15.7 million of capitalized leases and our availability under the revolving credit facility was approximately $4.0 million. Our credit agreement contains restrictive covenants and requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lender, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit agreement could result in acceleration of the indebtedness under the credit facility. In fiscal 2005, we were in violation of certain covenants under the credit agreement, which covenants were subsequently amended and the non-compliance waived by the lender. Our inability in the future to comply with the covenant requirements under the credit agreement or to obtain a waiver of any violations could impair our liquidity and limit our ability to operate.

Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for the next 12 months. This belief is based on a number of assumptions including continued comparable restaurant sales increases and decreased product costs as a percentage of sales in future periods and no material adverse developments in our business or the general economy. Additionally, the proceeds from the anticipated sale of Vinny T’s of Boston and potential additional sale-leaseback transactions would permit us, if necessary, to repay indebtedness under the credit agreement. There can be, however, no assurances regarding these assumptions. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on us.

Segment Reporting

Our restaurants operate as similar concepts, are managed by individual restaurant, evaluated by the same management team, marketed to similar customers, and have comparable economic characteristics. Because we

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

manage both restaurant concepts in a similar manner and allocate resources to each concept based upon their relative size to the entire organization, we have aggregated our operating segments into one reportable segment.

Fiscal Periods

We utilize a 52 or 53 week fiscal year ending on the last Sunday of December for financial reporting purposes. The fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 consisted of 52 weeks.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of BUCA, Inc. and its Subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

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

Fair Value of Financial Instruments

At December 25, 2005 and December 26, 2004, the fair values of cash, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt approximates its carrying value based upon current rates available to us.

Accounts Receivable

Our accounts receivable consists primarily of amounts due from credit card processors and commercial customers we have extended credit to in the ordinary course of business.

Inventories

Inventories, which consist of food, beverage and restaurant supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation.

Property and Equipment

Land, buildings, leasehold improvements, tenant improvements and equipment are recorded at original cost less accumulated depreciation and amortization. These assets are depreciated on a straight-line basis over the lesser of their estimated useful lives or associated lease term, ranging from three to 25 years. Land is not depreciated because we believe that it retains its historical value. Our estimate of the useful life of equipment and buildings is based upon the historical life of similar assets in our industry. Depreciation periods are as follows:

Land improvements	Shorter of 25 years or length of remaining lease term
Buildings	Shorter of 25 years or length of remaining lease term
Leasehold improvements	Shorter of useful life of the asset or remaining lease term
Furniture, fixtures and equipment	3 to 7 years
Computers and peripherals	3 years

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The estimated useful lives and fair market value of these assets as well as our determination of what constitutes a capitalized cost versus a repair and maintenance expense involves judgments by management. These judgments may produce materially different amounts of depreciation and amortization expense if different assumptions were used.

Recoverability of Long-Lived Assets

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable, but at least quarterly. We consider a history of consistent and significant operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, primarily the individual restaurants. A restaurant is deemed to be impaired if a forecast of its future operating cash flows directly related to the restaurant is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows, as if the decision to continue to use the impaired restaurant was a new investment decision. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate undiscounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Revenue Recognition

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Direct mail coupons and other in-restaurant promotions are recognized at the point of sale as a direct reduction of revenue. Revenues from our gift cards (also known as stored value cards) are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, outstanding balances on such cards are recorded as unredeemed gift card liabilities on our accompanying consolidated balance sheets. In addition, we recognize gift card breakage into income once customer redemption is considered remote.

Leases

In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and subsequent amendments, each lease is evaluated at inception to determine whether the lease will be accounted for as an operating or capital lease. Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the entire lease term, including cancelable option periods where failure to exercise such options would result in economic penalty, not to exceed 25 years. The initial rent term includes the “build-out”, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

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

We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises. We may also expend cash for structural components of the building that we make to

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space, the lease agreement and in accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, during the construction period, the amounts paid for structural components are recorded as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

Pre-opening Costs

Pre-opening costs, consisting primarily of manager salaries and relocation expenses, employee payroll and related training costs incurred prior to the opening of the restaurant, are expensed as incurred.

Self-Insurance

We are self-insured for a portion of our current medical, dental, workers’ compensation, and general liability insurance programs. In estimating our self-insurance reserves, we utilize estimates of future losses, based upon our historical loss trends and historical industry data and actuarial estimates of settlement costs for incurred claims. These reserves are monitored and adjusted when warranted by changing circumstances.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $7.5 million, $6.9 million and $5.9 million for fiscal years 2005, 2004 and 2003, respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and applicable statutory tax rates. A valuation allowance was recorded at December 25, 2005 and December 26, 2004 against net deferred tax assets to reduce net deferred tax assets to zero as it was deemed more likely than not that they would not be realized in the future.

We have federal general business credits of approximately $4.0 million that will begin to expire in 2018 and net operating loss carry forwards of $43.0 million that will begin to expire in 2023, if not used. We also have net state operating loss carry forwards of approximately $57.0 million, which, if not used, will begin to expire in 2014.

Stock Compensation

We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (see discussion below under “Recent Accounting Pronouncements”). No compensation cost has been recognized for options issued to employees under the plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Compensation, our net loss would have been increased to the following pro forma amounts for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 (in thousands, except for per share data):

	2005	2004	2003
Net loss as reported	$(32,101)	$(38,143)	$(24,673)
Plus: Stock-based employee compensation expense included in reported net loss	59	49	19
Less: Total stock-based employee compensation awards determined under fair value-based method for all awards	(812)	(2,007)	(3,390)

Pro forma net loss	(32,854)	(40,101)	(28,044)

Net loss per common share, basic and diluted:
As reported	$(1.58)	$(1.95)	$(1.47)
Pro forma	(1.62)	(2.05)	(1.68)

The average fair value of each option granted for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 was $3.70, $2.68 and $3.70, respectively. The fair value was determined using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

	2005	2004	2003
Dividend yields	None	None	None
Expected volatility	58.5%	60.2%	60.2%
Expected life of option	7 Years	7 Years	7 Years
Risk-free interest rate	4.17%	3.90%	3.85%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. We will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced that it deferred the effective date to January 1, 2006 for calendar year end companies. Based on current analysis and information, we estimate that compensation expense related to employee stock options for fiscal 2006 will be in the range of $0.5 to 1.0 million. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143. We adopted FIN 47 as of December 25, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

In accordance with FIN 47, liabilities for legal obligations stemming from the eventual retirement of tangible long-lived assets (leasehold improvements) were recorded at fair value as of December 25, 2005, with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increasing over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-live assets. The adoption, as described below, impacted the income statement due to the cumulative effect of depreciation and accretion of the discounted liability from the restaurant opening dates to December 25, 2005. The primary long-lived assets impacted by this adoption are restaurant leasehold improvements.

The accounting for the initial adoption of FIN 47 resulted in a charge of approximately $363,000 reported as “cumulative effect of change in accounting principle” in our Consolidated Statement of Operations for the fiscal year ended December 25, 2005. A summary of the accounting impact as of December 25, 2005 is as follows (in thousands):

	Property and Equipment	Long-Term Liabilities
Reflect retirement obligation when liability was incurred	$452	$452
Record accretion of liability to adoption date		192
Record depreciation of asset to adoption date	(113)
Write-off assets related to impaired restaurants	(58)

Net balance sheet impact of FIN 47	$281	$644

If we had implemented FIN 47 at December 28, 2003, the liability for asset retirement obligations would have been approximately $539,000 at December 28, 2003 and $589,000 at December 26, 2004.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. We are required to adopt SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply this literature in the event of changes in accounting principle and error corrections.

In October 2005, the FASB issued Staff Position No. FAS 13-1 (FAS 13-1), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period over the lease term. We were required to adopt FAS 13-1 on December 26, 2005; however, the financial impact was zero as we implemented the practice of expensing construction period rent over the term of the lease as of December 26, 2004.

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FAS 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are required to apply FAS 115-1 to reporting periods beginning after December 15, 2005. We are currently evaluating the effect that the adoption of FAS 115-1 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement is intended to simplify accounting for certain hybrid financial instruments by permitting fair value re-measurement for such hybrid financial instruments. We are required to adopt SFAS 155 for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We do not expect adoption of this statement to have a significant impact on our Consolidated Financial Statements.

2.    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 26, 2004, we identified errors in our accounting for leases, which included errors in the accounting for straight-line rent and depreciation of leasehold assets and an error in the classification of cash that affected our historical financial statements. These errors are discussed in the following paragraphs.

Accounting for Real Estate Leases—We identified instances where straight-line rent expense was recognized incorrectly because scheduled rent increases were not included in the minimum payments. In addition, we identified certain leasehold improvements that were being depreciated over lives that were inconsistent with the expected lease term.

Accounting for Cash—We determined that we had incorrectly classified outstanding checks as accounts payable at December 26, 2004 rather than as a reduction in our cash balance. We have now determined that outstanding checks should reduce positive balance accounts at the same banking institution that contain provisions for right of offset.

As a result, the accompanying consolidated financial statements for the fiscal years ended December 26, 2004 and December 28, 2003 have been restated from the amounts previously reported to correct these errors in accounting.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the significant effects of the restatement is as follows (in thousands, except share and per share data):

	For Fiscal Year Ended
	December 26, 2004 (previously reported) (1)	December 26, 2004 (restated)	December 28, 2003 (previously reported) (1)	December 28, 2003 (restated)
Direct and occupancy	$65,844	$66,413	$58,890	$59,410
Depreciation and amortization	13,645	13,632	14,625	14,612
Total restaurant costs	209,971	210,527	196,898	197,405
General and administrative expenses	21,264	21,264	18,997	19,032
Operating loss	(18,813)	(19,369)	(18,416)	(18,959)
Income taxes	—	—	(1,539)	(2,121)
Net loss from continuing operations	(22,611)	(23,168)	(22,209)	(23,334)
Net loss	(37,587)	(38,143)	(23,549)	(24,673)
Net loss from continuing operations per share—basic and diluted	(1.15)	(1.19)	(1.33)	(1.39)
Net loss per share—basic and diluted	(1.92)	(1.95)	(1.41)	(1.47)

	As of December 26, 2004
	Previously Reported (1)	Restated
Cash	$4,314	$2,046
Total current assets	18,976	16,708
Property and equipment, net	144,317	144,480
Total assets	183,246	181,141
Accounts payable	12,943	10,675
Other accrued expenses	5,849	6,033
Total current liabilities	39,241	37,157
Deferred rent	16,914	19,565
Total liabilities	80,169	80,736
Accumulated deficit	(65,122)	(67,794)
Total shareholders’ equity	103,077	100,405

(1)	The amounts labeled “Previously Reported” have been adjusted to reflect the reclassification for discontinued operations and assets held for sale (see Note 3).

The Restatement also resulted in an increase in accumulated deficit as of December 30, 2002 from $4.0 million to $5.0 million.

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. We analyzed the Vinny T’s of Boston long-lived assets and intangibles carrying values and concluded that no impairment existed as of December 25, 2005 as the amount expected to be recovered from the sale, less the costs to sell, are greater than the carrying value. In November 2005, we closed three Buca di Beppo restaurants, Cheektowaga, Omaha and West Des Moines. The Vinny T’s of Boston brand and associated assets and the three individual restaurants, as aggregated, meet the

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

definition of a “component of an entity”. Operations and cash flows can be clearly distinguished and measured at the restaurant level and, when aggregated with the Vinny T’s of Boston events noted above, the financial results of the three closed restaurants were determined to be material to our Consolidated Financial Statements.

Vinny T’s of Boston has been accounted for as an “asset held for sale” and, along with the three closed restaurants, have been included in discontinued operations in the Consolidated Statements of Operations and assets held for sale in the Consolidated Balance Sheets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Assets and liabilities classified as held for sale (Vinny T’s of Boston) and discontinued operations (Buca di Beppo closed restaurants) consisted of (in thousands):

	December 25, 2005	December 26, 2004
Current assets	$1,246	$1,433
Property and equipment	8,942	13,604
Other Assets	313	329
Long-term assets	9,255	13,933
Current liabilities (1)	4,145	3,718
Long-term liabilities	1,860	1,684

Discontinued operations’ financial results consisted of (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Restaurant sales	$35,556	$34,950	$33,280
Restaurant costs	35,820	35,026	32,699
Loss on impairment of long-lived assets (2)	3,935	2,964	1,676
Loss on impairment of goodwill	—	11,591	—
Lease termination costs and other	501	344	244

Net loss from discontinued operations	$(4,700)	$(14,975)	$(1,339)

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached agreement with the landlord of one of the restaurants to terminate the lease and recorded estimated liabilities for the remaining two restaurants to cover future lease termination costs. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. We expect to pay these amounts in 2006.

Accrued exit costs December 26, 2004	$0
Expenses accrued	497,000
Payments	(295,000)
Other	198,000

Balance at December 25, 2005	$400,000

In “Other,” deferred rent balances were reclassified to lease termination obligations for the Buca di Beppo restaurants when closed.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(2)	In fiscal 2005 we recorded an approximate $3.9 million loss on the impairment of long-lived assets primarily related to the write-down of three Vinny T’s of Boston restaurants. Fiscal 2004 reflected a $3.0 million loss on impairment primarily attributed to the write-down of long-lived assets of one Vinny T’s of Boston restaurant and the West Des Moines Buca di Beppo restaurant. The fiscal 2003 impairment charge of $1.7 million included the write-down of the property, equipment and leasehold improvements of the Omaha Buca di Beppo restaurant.

4.    LOSS ON IMPAIRMENT AND SALE OF LONG-LIVED ASSETS

In fiscal 2005 we recorded an approximate $9.8 million loss on the impairment and sale of long-lived assets primarily related to a $6.5 million write-down of six Buca di Beppo restaurants in operation, a $2.9 million loss on a sale-leaseback transaction and a $0.4 million loss on capitalized lease development costs for one restaurant not expected to open due to a reduction in our development plans.

We recorded a loss on the impairment of long-lived assets of approximately $7.8 million in fiscal 2004, and approximately $16.1 million in fiscal 2003. Fiscal 2004 reflected a loss on impairment primarily attributed to the write-down of an additional six restaurants in operation and the write-off of capitalized development costs for restaurants that we did not expect to open because of a reduction in our development plans. The fiscal 2003 impairment included the write-down of the property, equipment and leasehold improvements of eight restaurants in operation and the write-off of capitalized development costs for restaurants that we did not expect to open because of a reduction in our development plans.

5.    LEASE TERMINATION COSTS

During fiscal 2004, our board of directors and management reached a decision to close two restaurants and cancel the development of a number of restaurant sites. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we established lease termination liabilities of approximately $1.9 million based our estimate of the fair value of these obligations. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. In fiscal 2005 we incurred approximately $434,000 of additional expense to settle our lease obligations.

Accrued exit costs December 28, 2003	$0
Expenses accrued	1,939,000
Payments	(1,375,000)

Accrued exit costs December 26, 2004	564,000

Expenses accrued	434,000
Payments	(998,000)

Balance at December 25, 2005	$0

6.    INVENTORIES

Inventories consisted of (in thousands):

	December 25, 2005	December 26, 2004
Food	$1,301	$1,188
Beverage	1,114	1,162
Supplies	3,967	3,986

Total inventories	$6,382	$6,336

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7.    PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

	December 25, 2005	December 26, 2004
Buildings and leasehold improvements	$120,053	$122,933
Furniture, fixtures and equipment	63,536	64,740
Land	2,596	11,406

	186,185	199,079
Accumulated depreciation and amortization	(64,369)	(54,599)

Property and equipment, net	$121,816	$144,480

The fiscal 2005 and 2004 property and equipment balances include approximately $15.5 million and $0.0 million of capitalized lease assets, net, respectively.

We capitalize interest during the construction period prior to the opening of a new restaurant. We capitalized approximately $58,000, $129,000 and $180,000 in fiscal 2005, 2004 and 2003, respectively, of interest expense related to restaurant property and equipment. The capitalized interest is depreciated over the life of the related assets.

Repair and maintenance expenses for fiscal 2005, 2004 and 2003 were approximately $8.0 million, $7.4 million and $6.0 million, respectively.

8.    OTHER ASSETS

Other assets, net of accumulated amortization, consisted of (in thousands):

	December 25, 2005	December 26, 2004
Liquor licenses	$1,799	$1,803
Loan acquisition costs, net	1,481	1,615
KEYSOP investment account (Note 16)	—	1,014
KEYSOP unvested employee obligations (Note 16)	—	387
Escrow deposits	524	447
Trademarks	624	624
Other	—	130

Total other assets	$4,428	$6,020

Accumulated amortization for loan acquisition costs was approximately $514,000 at December 25, 2005 and $33,000 at December 26, 2004.

Liquor licenses and trademarks are non-amortizing intangible assets with indefinite lives.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9.    OTHER ACCRUED EXPENSES

Accrued expenses consisted of (in thousands):

	December 25, 2005	December 26, 2004
Accrued legal settlements (Note 13)	$2,385	$1,971
Accrued utilities	834	511
Accrued construction	—	555
Accrued common area maintenance and percentage rent	271	162
Accrued credit card fees	393	325
Accrued interest	128	193
Other accrued expenses	3,221	2,316

Total other accrued expenses	$7,232	$6,033

10.    OTHER LIABILITIES

Other liabilities consisted of (in thousands):

	December 25, 2005	December 26, 2004
KEYSOP employee obligations (Note 16)	$—	$387
Deferred gain on sale and leaseback of property (1)	2,670	1,888
Long-term gift card liability	590	503
Asset retirement obligation	644	—

Total other liabilities	$3,904	$2,778

(1)	In September 2005, we recorded a deferred gain of $0.6 million on the sale and leaseback of a restaurant. In June 2003, we recorded a $2.0 million deferred gain on the sale and leaseback of a restaurant. These deferred gains are being recognized over the remainder of the 20-year initial operating lease terms.

11.    CREDIT FACILITY

In November 2004, we entered into a credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement originally provided for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5.7 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2008.

We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we are required to pay $312,500 on January 1, 2005 and the first day of April, July, October and January of each year thereafter, through and including October 1, 2008.

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA as defined in the agreement, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the credit agreement that is not otherwise waived or cured. As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the amendment and waiver, we paid our lenders fees totaling $400,000 and the interest rate on the term loan B portion of the credit facility was increased. Based upon the fiscal 2005 Consolidated Financial Statements, as of December 25, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in March 2006. In exchange for the amendment and waiver, we paid our lender a fee of $100,000.

On September 9, 2005, we completed the sale and simultaneous leaseback of eight restaurant locations with affiliates of CRIC Capital at a sale price of $17.5 million (the “Sale Leaseback Transaction”). The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term loan B facility with Ableco and to prepay a portion of the outstanding term loan A facility with Wells Fargo. A premium equal to four percent of the outstanding principal amount of the term loan B was paid in connection with the prepayment of the term loan B facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the lenders. Pursuant to the Amendment and Consent, the lenders consented to the Sale Leaseback Transaction (subject to the prepayment of the term loan B facility and term loan A facility as provided above), agreed to amend the minimum EBITDA coverage required for relevant testing periods in fiscal 2007, and agreed to amend the credit agreement in certain other respects. In consideration of the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum.

The interest rate on the term loan A facility and the revolving credit facility, as amended in September 2005, is Wells Fargo’s reference rate plus 2.50 percentage points which was 9.75% on December 25, 2005 and 5.5% (Wells Fargo’s reference rate plus 0.25 percentage points) on December 26, 2004. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales of properties, transactions with affiliates, incurring additional debt, our ability to sign leases for new restaurants and require maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of March 1, 2006, we had outstanding borrowings of approximately $2.5 million under our revolving credit facility and $1.9 million under the term loan A facility and our availability under the revolving credit facility was approximately $4.0 million.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

12.    LONG-TERM DEBT AND CAPITALIZED LEASES

Long-term debt and capital leases consisted of the following (in thousands):

	December 25, 2005	December 26, 2004
Credit facility—term loans A and B (Note 11)	$2,188	$20,000
Note payable in monthly installments, including interest at 12.0%, maturing September 2014, collateralized by leasehold improvements	387	411
Note payable in quarterly installments, including interest at 10.0%, maturing October 2011, collateralized by leasehold improvements	196	219
Note payable in monthly installments, including interest at 10.0%, maturing March 2014, collateralized by leasehold improvements	221	235
Capitalized leases payable in monthly installments, through September 2025	15,732	—

Total	18,724	20,865
Current maturities	1,309	1,313

Total long-term maturities	$17,415	$19,552

The future maturities of long-term debt principal payments, including capital leases, are as follows (in thousands):

2006	$1,309
2007	1,129
2008	294
2009	381
2010	457
Thereafter	15,154

$18,724

In fiscal 2004 and fiscal 2005, we recognized early extinguishment of debt charges of $1.7 million and $0.7 million, respectively, which included the expensing of deferred financing costs associated with the extinguished debt.

13.    COMMITMENTS AND CONTINGENCIES

Leases—We are obligated under various operating leases for restaurant and storage space and equipment. Generally, the base lease terms are between five and 25 years. Certain of the leases require the payment of contingent rentals based on a percentage of annual sales in excess of stipulated minimums. The leases also require us to pay our pro rata share of real estate taxes, operating expenses, and common area costs. In addition, we have received lease incentives in connection with certain leases. We are recognizing the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Straight-line minimum and contingent rent expense for all operating leases was as follows (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Straight-line minimum rent	$14,923	$14,692	$13,653
Contingent rent	170	154	143

Total rent expense	$15,093	$14,846	$13,796

Approximate future minimum lease obligations, excluding percentage (contingent) rents, at December 25, 2005 are as follows (in thousands):

2006	$15,365
2007	15,510
2008	15,616
2009	15,720
2010	15,851
Thereafter	191,682

Total future minimum base rents	$269,744

As credit guarantees to insurers, we are contingently liable under standby letters of credit issued under our credit facility. As of December 25, 2005, we had $5.7 million of standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

Litigation—Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint is brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On March 13, 2006, we filed a motion to dismiss the Complaint on the grounds that the Complaint fails to state a claim and that the Complaint fails to plead fraud with the particularity required under the law. The motion is scheduled for hearing on May 26, 2006. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. We expect that the total payments under the approved settlement will be between $1.5 and $2.0 million. The actual amount will be dependent on how many members of the putative class file timely claims. During the fourth quarter of 2004, based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million associated with this legal action. This expense amount is included in general and administrative expense in the accompanying financial statements.

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

We entered into an employment agreement with our Chief Operating Officer on February 10, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement will remain in effect until terminated pursuant to the terms of the agreement.

We entered into an employment agreement with our Chief Financial Officer on February 24, 2005, pursuant to which she assumed her duties as our Chief Financial Officer on March 15, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement will remain in effect until terminated pursuant to the terms of the agreement.

We entered into an employment agreement with our Chief Family Resource Officer on February 21, 2005, pursuant to which she assumed her duties as Chief Family Resource Officer on March 10, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement will remain in effect until terminated pursuant to the terms of the agreement.

We entered into an employment agreement with our General Counsel and Secretary on March 30, 2005, pursuant to which he assumed his duties as General Counsel and Secretary on April 18, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement will remain in effect until terminated pursuant to the terms of the agreement.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We entered into employment agreements with our Chief Marketing Officer on January 5, 2004, as amended and restated on December 14, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement expires on June 30, 2007.

14.    INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Current: Federal	$—	$—	$2,055
State	—	—	107
Deferred: Federal	—	—	(3,399)
State	—	—	(884)

Provision for income taxes	$—	$—	$(2,121)

The following is a reconciliation between the U. S. federal statutory rate and the effective tax rate:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.3	3.8	3.6
Tip credit—FICA	—	—	4.9
Valuation allowance	(38.0)	(37.1)	(56.1)
Tax reserves	—	—	1.8
Other	0.7	(0.7)	1.8

Effective tax rate	0%	0%	(10.0)%

The income tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	December 25, 2005	December 26, 2004
Assets:
Net operating loss carry forwards and other tax credits	$20,296	$11,415
Property and equipment	9,161	6,830
Goodwill	3,266	3,513
Deferred Rent	4,318	4,456
Insurance Reserves	999	1,053
Litigation Reserve	910	702
Other	672	465
Valuation Allowance	(37,983)	(26,674)

	1,639	1,760

Liabilities:
Inventory	1,639	1,760
Goodwill and other	—	—

	1,639	1,760

Net deferred tax asset:	$—	$—

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share (in thousands, except share and per share data):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net loss	$(32,101)	$(38,143)	$(24,673)

Net loss from continuing operations per share—basic and diluted	$(1.33)	$(1.19)	$(1.39)

Net loss from discontinued operations per share—basic and diluted	$(0.23)	$(0.76)	$(0.08)

Cumulative effect of accounting change per share—basic and diluted	$(0.02)	$—	$—

Net loss per share—basic and diluted	$(1.58)	$(1.95)	$(1.47)

Weighted average common shares outstanding—basic and diluted	20,312,389	19,608,465	16,738,032

Diluted loss per common share excludes 2,175,328 stock options at a weighted average price of $10.26 in fiscal 2003, 2,014,406 stock options at a weighted average price of $12.02 in fiscal 2004 and 1,597,829 stock options at a weighted average price of $7.39 in fiscal 2005 due to their antidilutive effect.

16.    EMPLOYEE BENEFIT PLANS

Our employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in our 401(k) Plan. Under the provisions of the plan, we may, at our discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. We made no contributions to the plan during fiscal 2003, 2004 or 2005.

Our employee stock purchase plan enables eligible employees to purchase our common stock at 85% of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with us for at least one year and to have averaged 20 hours per week during the prior year. Shares were issued as follows:

	2005	2004	2003
Shares purchased	42,680	50,746	68,343
Share high	$7.40	$5.82	$7.07
Share low	$4.07	$3.60	$4.45

From 2002 through 2005, we maintained a Key Employee Stock Ownership Plan (KEYSOP) which allowed certain employees the option to purchase mutual fund investments on a tax advantaged basis. In October 2004, the board of directors took certain actions to terminate the KEYSOP plan and in early 2005, we suspended any further participation in the plan. As of December 16, 2005, assets valued at approximately $516,000 were held in trust to satisfy obligations to participants under the plan. On December 16, 2005, we received the agreement of all remaining KEYSOP participants to the termination of the trust and of their remaining interests (both vested and unvested) in the KEYSOP. In exchange for this termination, we paid to all participants approximately $204,000. All amounts remaining in the trust after its liquidation and the payment of termination amounts to participants were remitted to the Company. As of December 25, 2005, we recorded an asset of approximately $374,000 in other current assets on our balance sheet to reflect the funds owed to the Company from the trustee.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In August 2004, we established a Phantom Stock Plan as a performance incentive program for key restaurant management personnel. The plan gives such managers the right to receive a cash payment equal to the value of a specified number of shares provided such manager remains our employee until at least December 31, 2005. After that date, but not later than December 31, 2007, each such manager can request a payment from the company that is equal to the number of shares times the weighted average of the closing prices of our stock during the full calendar month preceding the month in which such payment is requested. We retain the right to offset any amounts due to us from the manager, prior to issuing any payment under the plan. As of December 31, 2005, there were a total of 125 managers enrolled in the program, each of whom had been granted between 250-2500 units (or share equivalents) under the plan, representing a total of 96,950 units or share equivalents. We recognized the expense of this plan over 17 months. The amount accrued as of December 25, 2005 was $526,000 related to this plan.

In July 2005, the compensation committee of our board of directors granted to certain of our executives an aggregate of 244,000 shares of restricted stock under the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. All such shares of restricted common stock vest and the related restrictions expire on July 21, 2008. However, each executive’s restricted shares will vest immediately upon the earliest to occur of the executive’s death or disability or a Fundamental Change (as defined in the related agreement) of the company. If the executive’s employment is terminated for any reason (other than death, disability or a Fundamental Change) prior to vesting, the restricted shares will be forfeited. We are accounting for these restricted stock grants in accordance with APB 25 and, therefore, have recorded the awards as unearned compensation and are amortizing the expense over the remaining vesting term.

17.    RELATED-PARTY AND CERTAIN TRANSACTIONS

Wine Vendor Real Estate Investment—We had a vendor relationship with a vintner in Italy from whom we purchased $0.5 million of wine during fiscal 2005, $1.2 million of wine during fiscal 2004 and $1.9 million of wine during fiscal 2003. We also purchased land and property for development in Sermenino, Italy through this vendor as our agent. The land and property were intended to be used as a training facility. As of December 26, 2004, we had invested a total of approximately $0.6 million in the development of the property. In February 2005, we sold the property to the wine vendor for approximately $0.3 million. We no longer purchase wine from this vendor.

18.    SHAREHOLDERS’ EQUITY

Stock Option Plans—Our 1996 Incentive Stock Option Plan (the 1996 Plan) allows our board of directors to grant options to purchase shares of our stock to eligible employees for both incentive and non-statutory stock options. Options granted under the 1996 Plan vest as determined by the board of directors (generally five years) and are exercisable for a term not to exceed ten years. The board of directors and shareholders approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan, and as a result of these amendments the aggregate number of shares available for issuance under the 1996 Plan has been increased to 3,450,000. In December 2004, our board of directors accelerated the vesting of outstanding options with an exercise price in excess of $10 per share for the purpose of improving employee retention and morale.

During 2000, we adopted the 2000 Stock Incentive Plan (the 2000 Plan), pursuant to which options to acquire an aggregate of 300,000 shares of our common stock may be granted to eligible employees. Our officers and directors are explicitly excluded from participation in the 2000 Plan.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of our stock options is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant
Outstanding, December 30, 2002	2,250,969	$10.34	$4.50-17.55	173,432

Granted	533,649	6.20	5.00-16.88
Exercised	(33,000)	5.11	5.00-6.49
Terminated	(232,926)	9.25	5.63-17.00

Outstanding, December 28, 2003	2,518,692	9.63	4.50-17.55	218,616
Granted	995,000	5.13	3.99-7.27
Exercised	(13,000)	6.38	5.62-6.81
Terminated	(982,438)	10.30	4.50-17.00

Outstanding, December 26, 2004	2,518,254	7.70	3.99-17.55	205,178
Granted	242,500	5.93	4.43-7.04
Exercised	(11,467)	6.25	5.63-6.75
Terminated	(597,792)	8.80	5.63-12.94

Outstanding, December 25, 2005	2,151,495	6.64	$3.99-16.63	231,443

Exercisable, December 25, 2005	1,691,995	$6.81	$3.99-16.63

Information regarding options outstanding and exercisable at December 25, 2005 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 3.99 – 4.23	150,000	8.8	$3.99	150,000	$3.99
4.24 – 7.34	1,609,276	8.2	5.69	1,155,776	5.59
7.35 – 10.45	48,735	3.7	8.00	42,735	7.90
10.46 – 13.56	315,484	4.8	11.75	315,484	11.75
13.57 – 16.63	28,000	5.4	15.28	28,000	15.28

$ 3.99 – 16.63	2,151,495	7.6	$6.64	1,691,995	$6.81

Paisano Partner Program—Under our Paisano Partner program, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. The Paisano Partner also receives stock options and is required to purchase between $10,000 and $20,000 of our common stock at the time of employment in the position. The Paisano Partner program strives to motivate our restaurant general managers, whom we refer to as Paisano Partners, to act as partners in the overall success of the company. We have the option, but not the obligation, to buy-out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initiation of bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. We record the equity issuance as an increase to shareholder’s equity. If a Paisano Partner chooses to fund the purchase of the $20,000 equity investment through a loan from us, we record a note receivable from shareholders. Because the loan is made against an equity issuance of our stock, we record the remaining principal due on the loan as a reduction to shareholder’s equity consistent with the guidance in SEC Staff Accounting Bulletin, Topic 4E. When a Paisano Partner makes a loan

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

payment, we record interest income on, and a reduction in the principal balance of, the loan in accordance with the amortization schedule for the loan. All loans to Paisano Partners are made at an 8% fixed interest rate and are primarily collected through automatic payroll deductions. In the case of termination of employment of a Paisano Partner within five years after the purchase date of the equity interest, we either (1) continue to collect payments on the loan in accordance with its terms or (2) exercise our option to buy-out the Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner and reduce our note receivable due from employee shareholders accordingly. The notes receivable balances related to stock purchases by Paisano Partners were approximately $805,000 and $1,115,000 as of December 25, 2005 and December 26, 2004, respectively. At December 25, 2005 and December 26, 2004, respectively, 236,274 and 246,270 shares of common stock were issued under this program.

Private Placement of Common Stock—On February 26, 2004, we completed the sale of 3.3 million shares in a private placement of our stock at a price of $5.50 per share for total gross proceeds of $18.2 million. After deducting equity transaction costs of approximately $0.8 million, we received net proceeds from the equity sale of approximately $17.4 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the fiscal year ended (in thousands):

	December 25, 2005	December 26, 2004	December 28, 2003
Cash paid for:
Interest (net of amounts capitalized)	$3,029	$1,624	$2,411
Income Taxes	—	—	68
Non-cash investing and financing activities:
Property acquired by capital lease	15,695	—	—
Shareholder receivable from issuance of stock	178	420	820
Shareholder receivable reduction due to repurchase of common stock	350	480	420

20.    SUBSEQUENT EVENT

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, alleging that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers and unjustly enriched themselves. In connection with the lawsuit, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”).

On February 24, 2006, Great American remitted to us $1.5 million in payment of a portion of the claim. We expect to receive additional amounts under the policy (currently estimated to be approximately $300,000) and retain our right to submit claims for additional losses. The policy contains limits of $3.0 million per occurrence and a deductible of $25,000. This payment will be recorded as a gain in the first quarter of fiscal 2006.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21.    SELECTED QUARTERLY FINANCIAL DATA—Unaudited

The following tables summarize the significant effects of the Restatement discussed in Note 2 on the unaudited quarterly financial data from continuing operations (in thousands, except per share data) for fiscal 2005 and 2004 (1):

	Fiscal 2005
	First Quarter		Second Quarter		Third Quarter
	(previously reported)	(restated)	(previously reported)	(restated)	(previously reported)	(restated)	Fourth Quarter
Restaurant Sales	$61,385	$61,385	$59,653	$59,653	$54,977	$54,977	$62,944
Costs and expenses	62,372	62,464	63,620	63,733	71,432	71,615	68,185

Net loss from continuing operations (2)	(987)	(1,079)	(3,967)	(4,080)	(16,455)	(16,638)	(5,241)

Net loss before cumulative effect of change in accounting principle	(834)	(926)	(3,691)	(3,804)	(20,765)	(20,948)	(6,060)

Net loss	$(834)	$(926)	$(3,691)	$(3,804)	$(20,765)	$(20,948)	$(6,423)

Net loss from continuing operations per share—basic and diluted	(0.05)	(0.05)	(0.20)	(0.20)	(0.81)	(0.82)	(0.26)

Net loss before cumulative effect of change in accounting principle per share—basic and diluted	(0.04)	(0.05)	(0.18)	(0.19)	(1.03)	(1.04)	(0.30)

Net loss per share—basic and diluted	(0.04)	(0.05)	(0.18)	(0.19)	(1.03)	(1.04)	(0.32)

Weighted average common shares outstanding—basic and diluted	20,180	20,180	20,203	20,203	20,224	20,224	20,312

	Fiscal 2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(previously reported)	(restated)	(previously reported)	(restated)	(previously reported)	(restated)	(previously reported)	(restated)
Restaurant Sales	$56,225	$56,225	$54,842	$54,842	$52,605	$52,605	$59,787	$59,787
Costs and expenses	57,495	57,845	58,676	59,034	63,990	64,184	65,909	65,564

Net loss from continuing operations (2)	(1,270)	(1,620)	(3,834)	(4,192)	(11,385)	(11,579)	(6,122)	(5,777)

Net loss before cumulative effect of change in accounting principle	(1,365)	(1,715)	(3,676)	(4,034)	(14,458)	(14,652)	(18,088)	(17,742)

Net loss	$(1,365)	$(1,715)	$(3,676)	$(4,034)	$(14,458)	$(14,652)	$(18,088)	$(17,742)

Net loss from continuing operations per share—basic and diluted	(0.07)	(0.09)	(0.19)	(0.21)	(0.57)	(0.57)	(0.31)	(0.29)

Net loss before cumulative effect of change in accounting principle per share—basic and diluted	(0.08)	(0.10)	(0.18)	(0.20)	(0.72)	(0.73)	(0.92)	(0.90)

Net loss per share—basic and diluted	(0.08)	(0.10)	(0.18)	(0.20)	(0.72)	(0.73)	(0.92)	(0.90)

Weighted average common shares outstanding—basic and diluted	17,940	17,940	20,146	20,146	20,150	20,150	19,608	19,608

(1)	Prior period quarterly results have been reclassified to reflect discontinued operations. See Note 3 for further discussion.
(2)	Operating results for the third quarter of fiscal 2005 included charges of $9.8 million for losses on the impairment and sale of long-lived assets and $0.7 million for loan termination costs; third quarter of fiscal 2004 included a charge of $7.8 million for impairment of long-lived assets.

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws of the Registrant. (2)	Incorporated by Reference
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)	Incorporated by Reference
4.1	Specimen of Common Stock certificate. (4)	Incorporated by Reference
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(5)	Incorporated by Reference
10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(6)	Incorporated by Reference
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *(7)	Incorporated by Reference
10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(8).	Incorporated by Reference
10.5	Stock Option Plan for Non-Employee Directors. *(9).	Incorporated by Reference
10.6	BUCA, Inc. 401(k) Plan. (10).	Incorporated by Reference
10.7	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (11).	Incorporated by Reference
10.8	BUCA, Inc. Employee Stock Purchase Plan. (12)	Incorporated by Reference
10.9	Amended and Restated Employment Agreement, dated as of December 14, 2005 between the Registrant and Steven B. Hickey. *(13).	Incorporated by Reference
10.10	Employment Agreement, dated as of October 14, 2004 between the Registrant and Wallace B. Doolin. *(14).	Incorporated by Reference
10.11	Employment Agreement, dated as of February 10, 2005 between the Registrant and Modesto Alcala. *(15).	Incorporated by Reference
10.13	Employment Agreement, dated as of February 24, 2005, by and between the Registrant and Kaye R. O’Leary. *(16)	Incorporated by Reference
10.13	Employment Agreement, dated as of March 30, 2005, by and between the Registrant and Richard G. Erstad. *(17)	Incorporated by Reference
10.14	Employment Agreement, dated as of February 21, 2005, by and between the Registrant and Cynthia C. Rodahl. *(18)	Incorporated by Reference
10.15	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (19)	Incorporated by Reference
10.16	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (20)	Incorporated by Reference
10.17	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (21)	Incorporated by Reference
10.18	Amendment Number Three to Credit Agreement, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (22)	Incorporated by Reference

Exhibit	Description	Method of Filing
10.19	Amendment Number Four to Credit Agreement, dated as of November 30, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent.	Filed Electronically
10.20	Amendment Number Five to Credit Agreement, dated as of March 22, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent.	Filed Electronically
10.21	Agreement for Waiver and Release of KEYSOP Benefits dated as of June 4, 2004 between the Registrant and Joseph P. Micatrotto. *(23)	Incorporated by Reference
10.22	Separation Agreement dated as of June 9, 2004 between the Registrant and Joseph P. Micatrotto. *(24)	Incorporated by Reference
10.23	Employment Agreement, dated as of June 15, 2004 between the Registrant and John J. Motschenbacher. *(25).	Incorporated by Reference
10.24	Separation Agreement, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. *(26)	Incorporated by Reference
10.25	General Release, dated as of April 20, 2005, by and between the Registrant and Joseph J. Kohaut. *(27)	Incorporated by Reference
21.1	Subsidiaries of the Registrant.	Filed Electronically
23.1	Consent of Deloitte & Touche LLP.	Filed Electronically
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 26, 2004.
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(11)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(12)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2005.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 15, 2005.
(22)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2005.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(24)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.
(25)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(27)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.