Form 10-Q
period 2006-03-26
BUCA INC /MN
filed 2006-05-04
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 26, 2006

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

As of April 26, 2006, the registrant had 20,562,605 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 26, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash	$1,230	$1,421
Accounts receivable	3,916	3,660
Inventories	6,003	6,382
Prepaid expenses and other	2,269	2,658
Current assets of discontinued operations and assets held for sale	1,236	1,246

Total current assets	14,654	15,367
PROPERTY AND EQUIPMENT, net	119,294	121,816
OTHER ASSETS	4,420	4,428
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	9,241	9,255

	$147,609	$150,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,458	$12,191
Unredeemed gift card liabilities	1,905	2,921
Accrued payroll and benefits	7,421	8,363
Accrued sales, property and income tax	3,064	3,424
Other accrued expenses	6,124	7,232
Line of credit borrowing	2,557	—
Current maturities of long-term debt and capitalized leases	1,334	1,309
Current liabilities of discontinued operations and assets held for sale	3,419	4,145

Total current liabilities	35,282	39,585

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	17,061	17,415
DEFERRED RENT	19,010	19,062
OTHER LIABILITIES	3,689	3,904
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	1,775	1,860

Total liabilities	76,817	81,826

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value per share, 30,000,000 shares authorized; 20,537,470, and 20,470,075 shares issued and outstanding, respectively	205	205
Additional paid-in capital	169,900	170,686
Accumulated deficit	(98,625)	(99,895)
Unearned compensation	—	(1,151)
Notes receivable from employee shareholders	(688)	(805)

Total shareholders’ equity	70,792	69,040

	$147,609	$150,866

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005 (restated – see Note 2)
Restaurant sales	$64,842	$61,385
Restaurant costs:
Product	15,947	15,698
Labor	20,745	20,040
Direct and occupancy	18,711	16,817
Depreciation and amortization	3,251	3,250

Total restaurant costs	58,654	55,805
General and administrative expenses	4,260	5,474
Pre-opening costs	—	243
Loss on impairment and sale of long-lived assets	51	436
Lease termination charges	—	74

Operating income (loss)	1,877	(647)
Interest income	14	24
Interest expense	(748)	(456)

Income (loss) before income taxes	1,143	(1,079)
Income taxes	—	—

Net income (loss) from continuing operations	1,143	(1,079)
Net income from discontinued operations	127	153

Net income (loss)	$1,270	$(926)

Net income (loss) from continuing operations per share—basic and diluted	$0.05	$(0.06)

Net income from discontinued operations per share—basic and diluted	$0.01	$0.01

Net income (loss) per share—basic and diluted	$0.06	$(0.05)

Weighted average common shares outstanding—basic	20,503,773	20,180,235

Weighted average common shares outstanding—diluted	20,621,312	20,180,235

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Thirteen Weeks Ended March 26, 2006

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 25, 2005	20,470	$205	$170,686	$(1,151)	$(99,895)	$(805)	$69,040
Exercise of common stock options	—	—	—	—	—	—	—
Issuance of common stock	5	—	30	—	—	(30)	—
Repurchase of common stock from shareholders	(2)	—	(60)	—	—	60	—
Collections on notes receivable from shareholders	—	—	—	—	—	87	87
Common stock issued under employee stock purchase plan	10	—	55	—	—	—	55
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Reclassification due to adoption of SFAS 123(R)	—	—	(1,151)	1,151	—	—	—
Issuance of non-vested stock	56	—	—	—	—	—	—
Share-based compensation	—	—	340	—	—	—	340
Net income	—	—	—	—	1,270	—	1,270

Balance at March 26, 2006	20,537	$205	$169,900	$—	$(98,625)	$(688)	$70,792

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005 (restated—see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,270	$(926)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,251	3,553
Share-based compensation	340	—
Loss on impairment and sale of long-lived assets	53	440
Deferred rent	7	(19)
Amortization of loan acquisition costs	127	100
Other non-cash items	10	—
Change in assets and liabilities:
Accounts receivable	(268)	(1,086)
Inventories	437	330
Prepaid expenses and other	353	1,903
Accounts payable	(2,894)	(2,581)
Accrued expenses	(4,209)	(4,628)
Other	(342)	(153)

Net cash used in operating activities	(1,865)	(3,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(685)	(262)
Proceeds from sale of property and equipment	4	349
Proceeds from sale of other assets	—	163

Net cash (used in) provided by investing activities	(681)	250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	2,557	4,104
Payments for line of credit borrowings	—	(1,986)
Principal payments on long-term debt	(344)	(45)
Financing costs	—	(3)
Collection on notes receivable from shareholders	87	64
Net proceeds from issuance of common stock	55	—

Net cash provided by financing activities	2,355	2,134

Net change in cash	(191)	(683)
Cash at the beginning of period	1,421	2,046

Cash at the end of period	$1,230	$1,363

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At March 26, 2006, our 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants are located in 28 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen weeks ended March 26, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 25, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes for the fiscal year ended December 25, 2005 included in our 2005 Annual Report on Form 10-K.

As described in Note 4, Discontinued Operations and Assets Held for Sale, we have reclassified Vinny T’s of Boston and three Buca de Beppo closed restaurants’ financial results as discontinued operations for all periods presented. These Notes to Condensed Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have net income of $1.3 million in the thirteen weeks ended March 26, 2006; however, we sustained net losses of $32.1 million in fiscal 2005, $38.1 million in fiscal 2004 and $24.7 million in fiscal 2003 and we have an accumulated deficit of $98.6 million. We have utilized $1.9 million of cash from operating activities through the thirteen weeks ended March 26, 2006. As of April 28, 2006, we had outstanding borrowings of approximately $2.9 million under our revolving credit facility, $1.6 million under the term loan A facility, $15.7 million of capitalized leases and our availability under the revolving credit facility was approximately $5.3 million. Our credit agreement contains restrictive covenants which require that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lender, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit agreement could result in acceleration of the indebtedness under the credit facility. In fiscal 2005, we were in violation of certain covenants under the credit agreement, which covenants were subsequently amended and the non-compliance waived by the lender. Our inability in the future to comply with the covenant requirements under the credit agreement or to obtain a waiver of any violations could impair our liquidity and limit our ability to operate. We were in compliance with our bank covenants as of March 26, 2006.

Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for the next 12 months. This belief is based on a number of assumptions including continued comparable restaurant sales increases and decreased product costs as a percentage of sales in future periods and no material adverse developments in our business or the general economy. Additionally, the proceeds from the anticipated sale of Vinny T’s of Boston and potential additional sale-leaseback transactions would permit us, if necessary, to repay indebtedness under the credit agreement. There can be, however, no assurances regarding these assumptions. If our plans are not achieved, there may be further negative effects on our results of operations and cash flows, which could have a material adverse effect on us.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the thirteen weeks ended March 27, 2005, we identified errors in our accounting for leases, which included errors in the accounting for straight-line rent and depreciation of leasehold assets that affected our historical condensed consolidated financial statements. These errors are discussed in the following paragraphs.

Accounting for Real Estate Leases—We identified instances where straight-line rent expense was recognized incorrectly because scheduled rent increases were not included in the minimum payments. In addition, we identified certain leasehold improvements that were being depreciated over lives that were inconsistent with the expected lease term.

Accounting for Cash—We determined that we had incorrectly classified outstanding checks as accounts payable as of March 27, 2005 rather than as a reduction in our cash balance as of March 27, 2005. We have now determined that outstanding checks should reduce positive balance accounts at the same banking institution that contain provisions for right of offset.

As a result, the accompanying condensed consolidated financial statements for the thirteen weeks ended March 27, 2005 have been restated from the amounts previously reported to correct these errors in accounting.

A summary of the significant effects of the restatement is as follows (in thousands, except share and per share data):

	For the Thirteen Weeks Ended March 27, 2005
Statement of Operations	previously reported (1)	restated
Direct and occupancy	$16,722	$16,817
Depreciation and amortization	3,253	3,250
Total restaurant costs	55,713	55,805
Operating loss	(555)	(647)
Net loss from continuing operations	(987)	(1,079)
Net loss	(834)	(926)
Net loss from continuing operations per share - basic and diluted	(0.05)	(0.05)
Net loss per share - basic and diluted	(0.04)	(0.05)

Statement of Cash Flows
Net loss	(834)	(926)
Accounts Payable	(598)	(2,581)
Net cash used in operating activities	(1,084)	(3,067)
Net change in cash	1,300	(683)
Cash at beginning of period	4,314	2,046
Cash at end of period	5,614	1,363

(1)	The amounts labeled “Previously Reported” have been adjusted to reflect the reclassification for discontinued operations and assets held for sale (see Note 4).

3. STOCK-BASED COMPENSATION

We have stock-based compensation plans under which we issue stock options, non-vested share awards (restricted stock) and discounted purchase rights under an employee stock purchase (Section 423) plan (ESPP). Our 1996 Incentive Stock Option Plan (the 1996 Plan) allows our board of directors to grant options to purchase shares of our stock to eligible employees for both incentive and non-statutory stock options. Options granted under the 1996 Plan vest as determined by the board of directors (generally five years) and are exercisable for a term not to exceed ten years. The board of directors and shareholders approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan, and as a result of these amendments the aggregate number of shares available for issuance under the 1996 Plan has been increased to 3,450,000. In December 2004, our board of directors accelerated the vesting of outstanding options with an exercise price in excess of $10 per share for the purpose of improving employee retention and morale.

During 2000, we adopted the 2000 Stock Incentive Plan (the 2000 Plan), pursuant to which options to acquire an aggregate of 300,000 shares of our common stock may be granted to eligible employees. Our officers and directors are explicitly excluded from participation in the 2000 Plan.

Our ESPP permits eligible employees to purchase stock at 85% of the fair market value on either the first or last day of the purchase period.

It is our policy to issue new shares when options are exercised, upon granting non-vested shares and to fulfill employee purchases through the ESPP.

Prior to December 27, 2005, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in our condensed Consolidated Statement of Operations prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we recognized stock-based compensation expense for restricted share awards.

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)) as of the beginning of our fiscal year 2006, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the thirteen weeks ended March 26, 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; (b) compensation expense for all stock-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (c) compensation expense for the discount eligible employees receive as part of the ESPP. We recognized compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Consolidated Statement of Operations for the thirteen weeks ended March 26, 2006, was $0.3 million. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been adjusted.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the thirteen weeks ended March 27, 2005 (in thousands):

March 27, 2005
Net loss, as reported	$(926)
Plus: Stock-based employee compensation expense included in reported net loss	—
Less: Stock-based compensation expense determined under fair value method for all awards	(425)

Pro forma net loss	(1,351)

Net loss per common share, basic and diluted:
As reported	$(0.05)
Pro forma	$(0.07)

For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the thirteen weeks ended March 26, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding, December 25, 2005	2,151,495	$6.64	7.6
Granted	41,331	5.72
Exercised	—	—
Forfeited or expired	17,700	10.97

Outstanding, March 26, 2006	2,175,126	$6.58	7.4

Exercisable, March 26, 2006	1,784,959	$6.73

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeitures estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2006	2005
Expected volatility (1)	63.0%	58.5%
Expected dividends	None	None
Risk-free interest rate (2)	4.8%	4.2%
Expected term (in years) (3)	7.5	7.0
Weighted Average fair value per option	$3.42	$3.70

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

Net cash proceeds from the exercise of stock options was $0 for the thirteen weeks ended March 26, 2006.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. Upon adoption of 123(R), we reclassified unearned compensation within shareholders’ equity to additional paid-in-capital. A summary of the status of our restricted share awards as of March 26, 2006 is as follows:

Restricted Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, December 25, 2005	244,000	$5.48
Granted	55,800	5.60
Vested	—
Forfeited or expired	1,500	5.48

Outstanding, March 26, 2006	298,300	$5.50

As of March 26, 2006, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 3.3 years.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. We analyzed the Vinny T’s of Boston long-lived assets and intangibles carrying values and concluded that no impairment existed as of March 26, 2006 as the amount expected to be recovered from the sale, less the costs to sell, are greater than the carrying value. In November 2005, we closed three Buca di Beppo restaurants, Cheektowaga, New York, Omaha, Nebraska and West Des Moines, Iowa. The Vinny T’s of Boston brand and associated assets and the three individual closed restaurants, as aggregated, meet the definition of a “component of an entity”. Operations and cash flows can be clearly distinguished and measured at the restaurant level and, when aggregated with the Vinny T’s of Boston events noted above, the financial results of the three closed restaurants were determined to be material to our Consolidated Financial Statements.

Vinny T’s of Boston has been accounted for as an “asset held for sale” and, along with the three closed restaurants, have been included in discontinued operations in the condensed Consolidated Statements of Operations and assets held for sale in the condensed Consolidated Balance Sheets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Assets and liabilities classified as held for sale (Vinny T’s of Boston) and discontinued operations (Buca di Beppo closed restaurants) consisted of (in thousands):

	March 26, 2006	December 25, 2005
Current assets	$1,236	$1,246
Property and equipment	8,945	8,942
Other Assets	296	312
Long-term assets	9,241	9,255
Current liabilities (1)	3,419	4,145
Long-term liabilities	1,775	1,860

Discontinued operations’ financial results for the thirteen weeks ended March 26, 2006 and March 27, 2005 consisted of (in thousands):

	March 26, 2006	March 27, 2005
Restaurant sales	$7,532	$9,068
Restaurant costs	7,402	8,909
Other	3	6
Net income from discontinued operations	$127	$153

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached agreement with the landlord of one of the restaurants to terminate the lease and recorded estimated liabilities for the remaining two restaurants to cover future lease termination costs. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. We expect to pay these amounts in 2006.

Accrued exit costs December 25, 2005	$400,000
Expenses accrued	—
Payments	(78,000)
Accretion expense	36,000

Balance at March 26, 2006	$358,000

5. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

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

During the thirteen weeks ended March 26, 2006, we recorded $51,000 of losses related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant. The first quarter of fiscal 2005 included an approximate $0.4 million loss primarily related to capitalized lease development costs for one restaurant not expected to open due to a reduction in our development plans.

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

6. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table sets forth the calculation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
Numerator:
Basic and diluted net income (loss)	$1,270	$(926)
Denominator:
Weighted average shares outstanding – basic	20,503,773	20,180,235
Effect of dilutive securities:
Stock options	117,539	—
Weighted average shares outstanding – diluted	20,621,312	20,180,235
Basic and diluted net income (loss) per common share	$0.06	$(0.05)

Diluted income and loss per common share excludes 1,398,031 stock options at a weighted average price of $7.61 in the thirteen weeks ended March 26, 2006 and 2,062,876 stock options at a weighted average price of $8.45 in the thirteen weeks ended March 27, 2005 due to their anti-dilutive effect.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FAS 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are required to apply FAS 115-1 to reporting periods beginning after December 15, 2005. The adoption of this accounting literature did not have any effect on our financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement is intended to simplify accounting for certain hybrid financial instruments by permitting fair value re-measurement for such hybrid financial instruments. We are required to adopt SFAS 155 for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We do not expect that adoption of this statement will have a significant effect on our financial statements.

8. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirteen weeks ended March 26, 2006 and March 27, 2005 (in thousands):

	March 26, 2006	March 27, 2005
Cash paid during period for:
Interest	$569	$619
Income taxes	—	—
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	(30)	—
Shareholder receivable reduction due to retirement of stock	60	86

9. COMMITMENTS AND CONTINGENCIES

Litigation - Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint is brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On March 13, 2006, we filed a motion to dismiss the Complaint on the grounds that the Complaint fails to state a claim and that the Complaint fails to plead fraud with the particularity required under the law. The motion is scheduled for hearing on May 26, 2006. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. We expect that the total payments under the approved settlement will be between $1.5 and $2.0 million. The actual amount will be dependent on how many members of the putative class file timely claims. Based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million in fiscal 2004 associated with this legal action.

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

Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. In the complaint, we allege that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies in which Gadel and Motschenbacher had undisclosed, material financial interests, (2) causing us to overpay for goods and services provided by vendors in which Gadel and Motschenbacher had undisclosed, material financial interests, (3) soliciting and receiving undisclosed kickbacks from a vendor, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We seek damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. Discovery is proceeding, and the case is set for trial in August 2006. In connection with this action, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”). In the first quarter of fiscal 2006, Great American validated our claim of at least $1.8 million and paid to us $1.5 million. We recorded the total $1.8 million in the first quarter of fiscal 2006 as a credit to general and administrative expenses; $0.3 million was recorded as a receivable. We retain our right to submit claims for additional losses. The policy contains limits of $3.0 million per occurrence and a deductible of $25,000. In connection with the payment, we will transfer to Great American our rights of recovery with respect to the portion of loss paid, including our rights of recovery for the amounts of loss paid by Great American under this action. Great American also assumed the liability for future legal expenses in connection with this action.

We are subject to certain other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Prior Financial Information

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related to those Condensed Consolidated Financial Statements contained in “Part I. Financial Information, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Any reference to a “Note” in this discussion relates to the accompanying notes to the Condensed Consolidated Financial Statements unless otherwise indicated. All applicable disclosures in the following discussion have been modified to reflect the restatement, as described in Note 2 to the Condensed Consolidated Financial Statements (the “Restatement”).

Overview

At March 26, 2006, we owned and operated 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service restaurants that offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and North End of Boston in the 1940’s.

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

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. Vinny T’s of Boston has been accounted for as “assets held for sale” as of December 25, 2005 and has been included in discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 4 to our Condensed Consolidated Financial Statements for more information on assets held for sale and discontinued operations.

The three Buca di Beppo restaurants we closed during the fourth quarter of fiscal 2005 were in Cheektowaga, New York, Omaha, Nebraska and West Des Moines, Iowa. Financial results related to these three restaurants have been classified as discontinued operations in our Consolidated Financial Statements. See Note 4 to our Condensed Consolidated Financial

Statements for more information on discontinued operations. We will continue to review all of our restaurant locations for potential impairment and potential closure; however, we currently have made no decision to close any additional restaurants. Except where otherwise indicated, the following discussion relates to continuing operations only.

During fiscal 2005, we implemented a price increase of approximately 2.0% at our Buca di Beppo restaurants. The primary reason for this price increase was to offset rising operational costs, particularly in product and occupancy expenses.

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

In March 2005, we announced that we had terminated the employment of our Vice President, Controller, and Interim Chief Financial Officer and our Senior Vice President and Chief Information Officer. Acting through our audit committee with the assistance of independent counsel, we then commenced an internal investigation of matters relating to the termination of these two executive officers. As part of its investigation, independent counsel to the audit committee, with the assistance of forensic accountants, examined, among other things, manual journal entries in our accounting records, capitalization of fixed assets in connection with new restaurants being developed in prior years, and potential related party transactions with certain vendors. Based on our internal investigation, we concluded that there was evidence that one or more of our former officers had breached his fiduciary duties to the company. The officers and employees about whom the investigation had concerns are no longer with the company. See “Item 1. Legal Proceedings” in Part II for a summary of legal proceedings we have commenced against certain of our former executive officers. We are also cooperating with the SEC and other governmental authorities regarding the matters relating to our internal investigations and our legal proceedings against these former executive officers.

Results of Operations

Our operating results for the thirteen weeks ended March 26, 2006 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
Restaurant sales (in thousands)	$64,842	$61,385
Restaurant costs:
Product	24.6%	25.6%
Labor	32.0%	32.6%
Direct and occupancy	28.9%	27.4%
Depreciation and amortization	5.0%	5.3%

Total restaurant costs	90.5%	90.9%
General and administrative expenses	6.6%	8.9%
Pre-opening costs	0.0%	0.4%
Loss on impairment and sale of long-lived assets	0.1%	0.7%
Lease termination charges	0.0%	0.1%

Operating income (loss)	2.9%	(1.1)%
Interest income	0.0%	0.0%
Interest expense	1.2%	0.7%

Income (loss) before income taxes	1.8%	(1.8)%
Income taxes	0.0%	0.0%

Net income (loss) from continuing operations	1.8%	(1.8)%
Net income from discontinued operations	0.2%	0.2%

Net income (loss)	2.0%	(1.5)%

Thirteen Weeks Ended March 26, 2006 Compared to the Thirteen Weeks Ended March 27, 2005

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $3.4 million, or 5.6%, to $64.8 million in the first quarter of fiscal 2006 from $61.4 million in the first quarter of fiscal 2005. The increase in restaurant sales was primarily the result of increased comparable restaurant sales. Our calculation of comparable restaurant sales includes restaurants open for 18 full months. For the first quarter of fiscal 2006, comparable restaurant sales increased 5.6% at Buca di Beppo restaurants. The increase in comparable restaurant sales was driven by increased guest counts as well as the approximately 2% price increase on food that we took over the course of fiscal 2005. We expect that our Buca di Beppo comparable restaurant sales will be positive for the second quarter of fiscal 2006.

Product. Product costs increased by approximately $0.2 million, or 1.6%, to $15.9 million in the first quarter of fiscal 2006 from $15.7 million in the first quarter of fiscal 2005. Product costs increased as a result of increased sales. Product costs as a percentage of restaurant sales decreased to 24.6% in the first quarter of fiscal 2006 from 25.6% in the first quarter of fiscal 2005. The one percentage point decrease in product costs as a percentage of net sales was primarily related to supplier sponsorships and contributions to our Paisano Partner Conference held in March of 2006. Supplier sponsorship through contributions to this event are recognized as credits to product expense. The expense of the conference is accounted for in Direct and Occupancy expenses. This conference was not held in 2005. We expect product costs as a percentage of restaurant sales to decrease slightly in the second quarter of fiscal 2006 as compared to the same quarter in fiscal 2005.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $0.7 million, or 3.5%, to $20.7 million in the first quarter of fiscal 2006 from $20.0 million in the first quarter of fiscal 2005. Labor cost as a percentage of restaurant sales decreased by approximately 0.6 percentage points to 32.0% in the first quarter of fiscal 2006 from 32.6% in the first quarter of fiscal 2005. The increase in labor dollars was primarily related to staffing additional back of house non-exempt labor to support higher guest counts. The decrease in costs as a percentage of sales was primarily related to an increased focus on improving restaurant labor efficiency of non-exempt payroll and reducing management personnel. We expect labor costs in the second quarter of fiscal 2006 to remain flat or decrease slightly as a percentage of sales from the second quarter of fiscal 2005.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs which, in the first quarter of 2006, included the expense for the Paisano Partner conference held in March 2006. Direct and occupancy costs increased by approximately $1.9 million, or 11.3%, to $18.7 million in the first quarter of fiscal 2006 from $16.8 million in the first quarter of fiscal 2005. Direct and occupancy costs as a percentage of restaurant sales increased by approximately 1.5 percentage points to 28.9% in the first quarter of fiscal 2006 from 27.4% in the first quarter of fiscal 2005. The increase in direct and occupancy expense in dollars and as a percentage of sales was primarily related to rent, common area maintenance, utility expenses, accretion expense and the expense for the Paisano Partner conference of approximately $0.6 million. Accretion expense related to restaurant asset retirement obligations was approximately $50,000 in the first quarter of 2006 compared to no expense in 2005. We expect direct and occupancy expenses in the second quarter of fiscal 2006 to increase as a percentage of sales from the second quarter of fiscal 2005.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and the Paisano Support Center. Depreciation and amortization remained steady at $3.3 million and decreased as a percentage of sales to 5.0% in the first quarter of fiscal 2006 from 5.3% in the first quarter of fiscal 2005. The primary reason for the decrease in costs as a percentage of sales was the increase in sales and the decrease in capitalized asset purchases and the increases in building asset write-offs taken as a result of impairments since the first quarter of fiscal 2005. We expect depreciation and amortization to remain flat or decrease slightly as a percentage of sales during the second quarter of fiscal 2006.

General and Administrative. General and administrative expenses are comprised of expenses associated with all Paisano Support Center functions that support existing operations, including management and staff salaries, employee benefits, travel, information systems and training and market research. General and administrative expenses decreased by approximately $1.2 million, or 22.2%, to $4.3 million in the first quarter of fiscal 2006 from $5.5 million in the first quarter of fiscal 2005. General and administrative expenses as a percentage of restaurant sales decreased by approximately 2.3 percentage points to 6.6% in the first quarter of fiscal 2006 from 8.9% in the first quarter of fiscal 2005. The decrease in general and administrative expenses in whole dollars and as a percentage of restaurant sales was primarily due to a $1.8 million insurance settlement and reduced legal and consulting fees. The insurance settlement was under the fidelity insurance policy and was related to events that transpired under prior management. The large decrease in dollars and percentage of sales was partially offset by increases in medical expenses and exempt labor. As described in Note 3 to our Consolidated

Financial Statements, our first quarter of fiscal 2006 included approximately $0.3 million of share based compensation expense as a result of the adoption of SFAS No. 123(R). In accordance with the modified prospective transition method, we have not adjusted the financial results for our prior periods to include a comparable expense. We anticipate general and administrative expenses in the second quarter of fiscal 2006 to decrease as a percentage of sales as compared to the second quarter of fiscal 2005.

Pre-opening Costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. There were no pre-opening costs in the first quarter of fiscal 2006 compared to $0.2 million from the first quarter of fiscal 2005. The decline was due to no new restaurant openings in first quarter fiscal 2006 versus one during the same period of fiscal 2005. We do not expect to open any restaurants during the remainder of fiscal 2006.

Loss on Impairment and Sale of Long-Lived Assets. Loss on impairment of long-lived assets relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. During the first quarter of fiscal 2006 we recorded impairment charges of $0.1 million related to impairments of fixed assets compared to $0.4 million during the same period of fiscal 2005. We recorded $51,000 of losses related to the purchase of property and equipment in restaurants that have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant. The impairments in 2005 related to capitalized lease development costs for one restaurant that we did not open. We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

Interest Expense. Interest expense includes the financing cost on our credit facilities and capital leases. Interest expense increased by approximately $0.3 million, or 64.0%, to $0.8 million in the first quarter of fiscal 2006 from approximately $0.5 million in the first quarter of fiscal 2005. Interest expense on our credit facilities and capital leases was approximately $0.4 million for each category in the first quarter of 2006. The increase primarily resulted from higher interest rates on our amended credit facility and the recording of interest expense on capital leases related to the sale and simultaneous leaseback of eight restaurants completed in September 2005.

Income Taxes. We did not record a benefit from or provision for income taxes in the first quarter of fiscal 2006 or 2005. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued operations. In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. In November 2005, we also closed three Buca di Beppo restaurants, Cheektowaga, Omaha and West Des Moines. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the first quarter of fiscal 2006, net income from discontinued operations decreased to $0.1 million from $0.2 million in the same quarter of fiscal 2005. This decrease was primarily related to the operations of the three closed restaurants; we incurred a loss of $62,000 in fiscal 2006 compared to $40,000 in the first quarter of fiscal 2005 due to continuing expenses as we negotiate lease terminations with the respective landlords. Vinny T’s of Boston first quarter fiscal 2006 operating income remained steady at $0.2 million compared to the same period in fiscal 2005.

Liquidity and Capital Resources

As of March 26, 2006, we held cash of approximately $1.2 million, a decrease of approximately $0.2 million from the fiscal 2005 year-end balance of approximately $1.4 million. The reduction in our cash balance was due primarily to an increased use of cash in our operating and investing activities driven by general and administrative expenses largely related to accounting, legal and consulting fees linked to the investigation of events that transpired under prior management and capital spending on a new accounting system.

Net cash used in operating activities was approximately $1.9 million for the quarter-ended March 26, 2006 as compared to net cash used in operating activities of $3.1 million for the quarter-end March 27, 2005. The decrease of $1.2 million in the use of cash in operating activities is primarily related to the $1.5 million of proceeds received from the insurance settlement and improved restaurant operating performance partially offset by increased general and administrative expenses largely related to accounting, legal and consulting fees linked to the investigation of events that transpired under prior management.

Net cash used in investing activities was $0.7 million for the first quarter of fiscal 2006 as compared to a $0.3 million source of cash from investing activities in first fiscal quarter of 2005. The cash was used primarily for the purchase of a new accounting system and maintaining existing restaurant assets.

We use cash for property and equipment primarily to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. During fiscal 2005, we opened one new Buca di Beppo restaurant, no Vinny T’s of Boston restaurants and closed three Buca di Beppo restaurants. We are currently evaluating new prototypes for potential new restaurants to be opened subsequent to fiscal 2006 and we anticipate that total cash investment per Buca di Beppo restaurant, including pre-opening costs, will be approximately $2.5 million.

Our board of directors and management reached decisions to close three restaurants during fiscal 2005. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we established lease termination liabilities of approximately $0.4 million in fiscal 2005 based our estimate of the fair value of these obligations. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. These amounts are expected to be paid in fiscal 2006.

Net cash provided by financing activities was $2.4 million in the first fiscal quarter of 2006 and $2.1 million in first fiscal quarter of 2005.

In November 2004, we entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5.7 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement. Under the term loan A facility, we are required to make a principal payment of $312,500 on the first day of January, April, July and October of each year beginning in 2005 and ending on October 1, 2008.

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA as defined in the agreement, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement that is not otherwise waived or cured. As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the amendment and waiver, we paid our new lenders fees totaling $400,000 and the interest rate on the term loan B portion of the credit facility was increased. Based upon the fiscal 2005 Consolidated Financial Statements, as of December 25, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in March 2006. In exchange for the amendment and waiver, we paid our lender a fee of $100,000. The amendment also extended the term of the credit agreement by one year, ending on November 15, 2009. We were in compliance with our bank covenants as of March 26, 2006.

On September 9, 2005, we completed the sale and simultaneous leaseback of eight restaurant locations with affiliates of CRIC Capital at a sale price of $17.5 million (the “Sale Leaseback Transaction”). We have and may continue to explore financing opportunities through sale-leaseback transactions involving our land and buildings; however, the current credit facility restricts our ability to complete certain types of sale-leaseback transactions without the consent of our lenders. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term loan B facility with Ableco and to prepay a portion of the outstanding term loan A facility with Wells Fargo. A premium equal to four percent of the outstanding principal amount of the term loan B was paid in connection with the prepayment of the term loan B facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the lenders. Pursuant to the Amendment and Consent, the lenders consented to the Sale Leaseback Transaction (subject to the prepayment of the term loan B facility and term loan A facility as provided above), agreed to amend the minimum EBITDA coverage required for relevant testing periods in fiscal year 2007 and agreed to amend the credit agreement in certain other respects. In consideration for receiving the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum.

The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 2.50 percentage points. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales or properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants. We expect to be in compliance with the financial covenants of the credit facility, as amended, for the next twelve months.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of April 28, 2006, we had outstanding borrowings of approximately $2.9 million under our revolving credit facility and $1.6 million under the term loan A facility and our availability under the revolving credit facility was approximately $5.3 million.

Our capital requirements, including development costs related to the opening of additional restaurants, have been significant. We have reduced our development plans for fiscal 2005 and 2006 until we have executed proven strategies to consistently improve our comparable restaurant sales and our cash flow from operations. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. In addition, we have incurred and expect to incur significant costs related to the on-going litigation and related matters. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least the next twelve months. Additionally, the proceeds from the anticipated sale of Vinny T’s of Boston and potential additional sale-leaseback transactions would permit us, if necessary, to repay indebtedness under the credit agreement. There can be, however, no assurances regarding these assumptions. If our plans are not achieved, there may be further negative effects on our results of operations and cash flows, which could have a material adverse effect on us. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Application of Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our critical accounting policies include: property and equipment, leases, impairment of long-lived assets, self-insurance, income taxes, estimated liability for closing restaurants, loss contingencies and share-based compensation. Based on our adoption of SFAS 123(R) and the impact it had on our financial statements, we added Share-Based Compensation to our Critical Accounting Policies and Estimates, as described below. A more in-depth description of all other policies can be found in our most recent Form 10-K for the year-ended December 25, 2005.

Share-Based Compensation

Prior to fiscal 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board SFAS No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to fiscal 2006, as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each offering period. We had recognized compensation expense related to non-vested (restricted) stock issued to employees in fiscal 2005. In accordance with SFAS No. 123, we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.

Effective as of fiscal 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning in fiscal 2006 includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), and expense for the unvested portion of previously granted awards outstanding on December 26, 2005. Results for prior periods have not been adjusted.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 3 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). Our decision to use historic volatility was based upon the lack of actively traded options on our common stock. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter ended March 26, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen weeks ended March 26, 2006 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of the success of our menu initiatives, “to go” efforts, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales growth pattern.

•	The expected sale proceeds from or other alternatives for Vinny T’s of Boston will be dependent upon a variety of factors, including market conditions and the price and other terms potential buyers are willing to accept.

•	Product costs could be adversely affected by increased distribution prices by DMA, our principal food supplier, or a failure to perform by DMA, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs, marketing expenses, property taxes, common area maintenance expenses, utility costs, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, legal and accounting costs, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual impact of our Buca Small initiative could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•	Additional factors that could cause actual results to differ include: an adverse outcome of the SEC investigation; failure in remediating internal control deficiencies; an adverse outcome of pending legal proceedings; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with terrorism and our country’s war on terrorism; risks associated with actual or alleged food-borne illness; risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

Our restaurants feature Italian cuisine served both in individual and family-style portions. Our continued success depends, in part, upon the popularity of this type of Italian cuisine and this style of informal dining. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows.

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 25, 2005. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5.7 million); and (b) a term loan A facility of up to an aggregate of $5 million. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 2.50 percentage points. As of April 28, 2006, we had approximately $4.5 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $45,000.

We have no derivative financial instruments or derivative commodity instruments.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 2.5%, which compares to our average price increase of approximately 2.0% in fiscal 2005, 1% in fiscal 2004 and 2% in fiscal 2003. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of March 26, 2006, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 that have not been remediated. In fiscal 2005 and continuing in fiscal 2006, we have begun to remediate identified deficiencies and material weaknesses in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 for more information about the deficiencies we have identified and the remediation we have taken and expect to take.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. The actual amount will depend upon how many members of the putative class file timely claims. We expect that the total payments under the approved settlement will be between $1.5 and $2.0 million. The actual amount will be dependent on how many members of the putative class file timely claims. Based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million in fiscal 2004 associated with this legal action.

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

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. In the complaint, we allege that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies in which Gadel and Motschenbacher had undisclosed, material financial interests, (2) causing us to overpay for goods and services provided by vendors in which Gadel and Motschenbacher had undisclosed, material financial interests, (3) soliciting and receiving undisclosed kickbacks from a vendor, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We seek damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. Discovery is proceeding, and the case is set for trial in August 2006. In connection with this action, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”). On February 24, 2006, Great American paid to us $1.5 million in payment of a portion of the claim which was recorded in the first quarter of fiscal 2006. We expect to receive additional amounts under the policy (currently estimated by us to be approximately $300,000) and retain our right to submit claims for additional losses. The policy contains limits of $3.0 million per occurrence and a deductible of $25,000. Great American has succeeded to our rights of recovery for the amounts of loss paid by Great American to date. Great American also has assumed the liability for future legal expenses in connection with this action. A recovery of $1.8 million was recorded in the first quarter of fiscal 2006.

From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initiation of bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with this program during the first quarter of fiscal 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended January 22, 2006	4,883	$5.11	—	$1,559,920
Four-week period ended February 19, 2006	—	—	—	1,559,920
Five-week period ended March 26, 2006	1,320	5.12	—	1,549,920

Total	6,203	$5.11	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

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

BUCA, Inc.
(Registrant)

Date: May 4, 2006	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ Dennis J. Goetz
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