Form 10-Q
period 2006-06-25
BUCA INC /MN
filed 2006-08-04
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 25, 2006

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

As of July 31, 2006, the registrant had 20,550,903 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 25, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash	$1,113	$1,421
Accounts receivable	3,540	3,660
Inventories	6,155	6,382
Prepaid expenses and other	3,760	2,658
Current assets of discontinued operations and assets held for sale	1,192	1,246

Total current assets	15,760	15,367
PROPERTY AND EQUIPMENT, net	117,085	121,816
OTHER ASSETS	4,320	4,428
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	9,272	9,255

	$146,437	$150,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,554	$12,191
Unredeemed gift card liabilities	1,540	2,921
Accrued payroll and benefits	7,260	8,363
Accrued sales, property and income tax	2,751	3,424
Other accrued expenses	5,155	7,232
Line of credit borrowing	5,407	—
Current maturities of long-term debt and capitalized leases	1,362	1,309
Current liabilities of discontinued operations and assets held for sale	3,166	4,145

Total current liabilities	35,195	39,585

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	16,721	17,415
DEFERRED RENT	18,958	19,062
OTHER LIABILITIES	3,493	3,904
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	1,686	1,860

Total liabilities	76,053	81,826

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding Common stock, $.01 par value per share, 30,000,000 shares authorized; 20,513,842 and 20,470,075 shares issued and outstanding, respectively	205	205
Additional paid-in capital	170,033	170,686
Accumulated deficit	(99,343)	(99,895)
Unearned compensation	—	(1,151)
Notes receivable from employee shareholders	(511)	(805)

Total shareholders’ equity	70,384	69,040

	$146,437	$150,866

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005 (restated – see Note 2)	June 25, 2006	June 26, 2005 (restated – see Note 2)
Restaurant sales	$61,019	$59,653	$125,861	$121,038
Restaurant costs:
Product	15,142	15,354	31,089	31,052
Labor	20,166	19,433	40,911	39,473
Direct and occupancy	17,569	17,873	36,280	34,690
Depreciation and amortization	3,258	3,438	6,509	6,688

Total restaurant costs	56,135	56,098	114,789	111,903
General and administrative expenses	5,529	6,654	9,789	12,128
Pre-opening costs	—	—	—	243
Loss on impairment of long-lived assets	129	—	180	436
Lease termination charges	—	—	—	74

Operating (loss) income	(774)	(3,099)	1,103	(3,746)
Interest income	34	28	48	52
Interest expense	(727)	(1,009)	(1,475)	(1,465)

Loss before income taxes	(1,467)	(4,080)	(324)	(5,159)
Income taxes	—	—	—	—

Net loss from continuing operations	(1,467)	(4,080)	(324)	(5,159)
Net income from discontinued operations	749	276	876	429

Net (loss) income	$(718)	$(3,804)	$552	$(4,730)

Net loss from continuing operations per share—basic and diluted	$(0.07)	$(0.20)	$(0.01)	$(0.25)

Net income from discontinued operations per share—basic and diluted	$0.04	$0.01	$0.04	$0.02

Net (loss) income per share—basic and diluted	$(0.03)	$(0.19)	$0.03	$(0.23)

Weighted average common shares outstanding—basic and diluted	20,525,656	20,203,204	20,507,129	20,188,944

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Twenty-Six Weeks Ended June 25, 2006

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 25, 2005	20,470	$205	$170,686	$(1,151)	$(99,895)	$(805)	$69,040
Issuance of common stock	7	—	40	—	—	(40)	—
Repurchase of common stock from shareholders	(34)	—	(143)	—	—	153	10
Collections on notes receivable from shareholders	—	—	—	—	—	181	181
Common stock issued under employee stock purchase plan	21	—	113	—	—	—	113
Restricted stock forfeitures	(6)	—	—	—	—	—	—
Reclassification due to adoption of SFAS 123(R)	—	—	(1,151)	1,151	—	—	—
Issuance of non-vested stock	56	—	—	—	—	—	—
Share-based compensation	—	—	488	—	—	—	488
Net income	—	—	—	—	552	—	552

Balance at June 25, 2006	20,514	$205	$170,033	$—	$(99,343)	$(511)	$70,384

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005 (restated—see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$552	$(4,730)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,509	7,303
Share-based compensation	488	—
Loss on impairment of long-lived assets	192	440
Deferred rent	—	(47)
Amortization of loan acquisition costs	226	226
Tenant allowance proceeds.	—	331
Other non-cash items	18	—
Change in assets and liabilities:
Accounts receivable	133	(562)
Inventories	274	297
Prepaid expenses and other	(1,107)	910
Accounts payable	(3,465)	(1,066)
Accrued expenses	(6,615)	(6,368)
Other	(657)	(108)

Net cash used in operating activities	(3,452)	(3,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,815)	(676)
Proceeds from sale of property and equipment	7	349
Proceeds from sale of other assets	19	659

Net cash (used in) provided by investing activities	(1,789)	332

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	11,407	6,723
Payments for line of credit borrowings	(6,000)	(3,986)
Principal payments on long-term debt	(668)	(381)
Financing costs	(100)	(400)
Collection on notes receivable from shareholders	181	53
Net proceeds from issuance of common stock	113	111

Net cash provided by financing activities	4,933	2,120

Net change in cash	(308)	(922)
Cash at the beginning of period	1,421	2,046

Cash at the end of period	$1,113	$1,124

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the names Buca di Beppo and Vinny T’s of Boston. At June 25, 2006, we owned 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants located in 28 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen and twenty-six weeks ended June 25, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had net income of $0.6 million in the twenty-six weeks ended June 25, 2006; however, we sustained net losses of $32.1 million in fiscal 2005, $38.1 million in fiscal 2004 and $24.7 million in fiscal 2003 and we have an accumulated deficit of $99.3 million. We have utilized $3.5 million of cash from operating activities through the twenty-six weeks ended June 25, 2006. As of August 1, 2006, we had outstanding borrowings of approximately $5.9 million under our revolving credit facility, $1.3 million under the term loan A facility, and $15.8 million of capitalized leases. Our current availability under the revolving credit facility is approximately $3.3 million. Our credit agreement contains restrictive covenants which require that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lender, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit agreement could result in acceleration of the indebtedness under the credit facility. In fiscal 2005, we were in violation of certain covenants under the credit agreement, which covenants were subsequently amended and the non-compliance waived by the lender. Our inability in the future to comply with the covenant requirements under the credit agreement or to obtain a waiver of any violations could impair our liquidity and limit our ability to operate. We were in compliance with our bank covenants as of June 25, 2006.

Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for the next 12 months. This belief is based on a number of assumptions including continued comparable restaurant sales increases and decreased product costs as a percentage of sales in future periods and no material adverse developments in our business or the general economy. Additionally, the proceeds from a sale of Vinny T’s of Boston and potential additional sale-leaseback transactions would permit us, if necessary, to repay indebtedness under the credit agreement. There can be, however, no assurances regarding these assumptions. If our plans are not achieved, there may be further negative effects on our results of operations and cash flows, which could have a material adverse effect on us.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the twenty-six weeks ended June 26, 2005, we identified errors in our accounting for leases, which included errors in the accounting for straight-line rent and depreciation of leasehold assets that affected our historical condensed consolidated financial statements. These errors are discussed in the following paragraphs.

Accounting for Real Estate Leases—We identified instances where straight-line rent expense was recognized incorrectly because scheduled rent increases were not included in the minimum payments. In addition, we identified certain leasehold improvements that were being depreciated over lives that were inconsistent with the expected lease term.

Accounting for Cash—We determined that we had incorrectly classified outstanding checks as accounts payable as of June 26, 2005 rather than as a reduction in our cash balance as of June 26, 2005. We have now determined that outstanding checks should reduce positive balance accounts at the same banking institution that contain provisions for right of offset.

As a result, the accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 26, 2005 have been restated from the amounts previously reported to correct these errors in accounting.

A summary of the significant effects of the restatement is as follows (in thousands, except share and per share data):

	For the Thirteen Weeks Ended June 26, 2005		For the Twenty-Six Weeks Ended June 26, 2005
Statement of Operations	previously reported (1)	restated	previously reported (1)	restated
Direct and occupancy	$17,779	$17,873	$34,501	$34,690
Depreciation and amortization	3,441	3,438	6,694	6,688
Total restaurant costs	56,007	56,098	111,720	111,903
Operating loss	(2,986)	(3,099)	(3,541)	(3,746)
Net loss from continuing operations	(3,967)	(4,080)	(4,954)	(5,159)
Net loss	(3,691)	(3,804)	(4,525)	(4,730)
Net loss from continuing operations per share - basic and diluted	(0.20)	(0.20)	(0.25)	(0.25)
Net loss per share - basic and diluted	(0.18)	(0.19)	(0.22)	(0.23)

Statement of Cash Flows
Net loss			(4,525)	(4,730)
Accounts Payable			(321)	(1,066)
Net cash used in operating activities			(2,629)	(3,374)
Net change in cash			(177)	(922)
Cash at beginning of period			4,314	2,046
Cash at end of period			4,137	1,124

(1)	The amounts labeled “Previously Reported” have been adjusted to reflect the reclassification for discontinued operations and assets held for sale (see Note 4).

3. STOCK-BASED COMPENSATION

We have stock-based compensation plans under which we issue stock options, non-vested share awards (restricted stock) and discounted purchase rights. Our 1996 Incentive Stock Option Plan (the 1996 Plan) allows our board of directors to grant options to purchase shares of our stock to eligible employees for both incentive and non-statutory stock options. Options granted under the 1996 Plan vest as determined by the board of directors (generally five years) and are exercisable for a term not to exceed ten years. The board of directors and shareholders approved amendments to the 1996 Plan to increase the number of shares available for issuance under the 1996 Plan, and as a result of these amendments the aggregate number of shares available for issuance under the 1996 Plan has been increased to 3,450,000. In December 2004, our board of directors accelerated the vesting of outstanding options with an exercise price in excess of $10 per share for the purpose of improving employee retention and morale.

During 2000, we adopted the 2000 Stock Incentive Plan (the 2000 Plan), pursuant to which options to acquire an aggregate of 300,000 shares of our common stock may be granted to eligible employees. Our officers and directors are explicitly excluded from participation in the 2000 Plan.

On June 14, 2006, our shareholders approved the 2006 Omnibus Stock Plan (the 2006 Plan) under which 2,100,000 shares are available for issuance. Upon approval of the 2006 Plan, we ceased granting any future awards under our 1996 Plan.

Our employee stock purchase plan (ESPP) permits eligible employees to purchase stock at 85% of the fair market value on either the first or last day of the purchase period.

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

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)) as of the beginning of our fiscal year 2006, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the thirteen and twenty-six weeks ended June 25, 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; (b) compensation expense for all stock-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (c) compensation expense for the discount eligible employees receive as part of the ESPP. We recognized compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Consolidated Statement of Operations for the thirteen and twenty-six weeks ended June 25, 2006, was $0.2 million and $0.5 million, respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been adjusted.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation during the thirteen and twenty-six weeks ended June 26, 2005 (in thousands):

	Thirteen weeks ended June 26, 2005	Twenty-six weeks ended June 26, 2005
Net loss, as reported	$(3,804)	$(4,730)
Plus: Stock-based employee compensation expense included in reported net loss	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(425)	(850)

Pro forma net loss	$(4,229)	$(5,580)

Net loss per common share, basic and diluted:
As reported	$(0.19)	$(0.23)
Pro forma	$(0.21)	$(0.28)

For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the twenty-six weeks ended June 25, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding, December 25, 2005	2,151,495	$6.64	7.6
Granted	58,000	5.61
Exercised	—	—
Forfeited or expired	176,604	8.75

Outstanding, June 25, 2006	2,032,891	$6.42	7.3

Exercisable, June 25, 2006	1,667,958	$6.52

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeitures estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2006	2005
Expected volatility (1)	60.9%	58.5%
Expected dividends	None	None
Risk-free interest rate (2)	4.7%	4.2%
Expected term (in years) (3)	7.5	7.0
Weighted Average fair value per option	$3.33	$3.70

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

Net cash proceeds from the exercise of stock options was $0 for the twenty-six weeks ended June 25, 2006.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. Upon adoption of 123(R), we reclassified unearned compensation within shareholders’ equity to additional paid-in-capital. A summary of the status of our restricted share awards as of June 25, 2006 is as follows:

Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Outstanding, December 25, 2005	244,000	$5.48

Granted	55,800	5.60
Vested	—
Forfeited or expired	5,500	5.48

Outstanding, June 25, 2006	294,300	$5.58

As of June 25, 2006, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.8 years.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. We continue to pursue the sale of Vinny T’s of Boston. If the sale is not completed, we expect to explore conversions and other options. We analyzed the Vinny T’s of Boston long-lived assets and intangibles carrying values and concluded that no impairment existed as of June 25, 2006 as the amount expected to be recovered from the sale, less the costs to sell, are greater than the carrying value. In November 2005, we closed three Buca di Beppo restaurants, Cheektowaga, New York, Omaha, Nebraska and West Des Moines, Iowa. The Vinny T’s of Boston brand and associated assets and the three individual closed restaurants, as aggregated, meet the definition of a “component of an entity.” Operations and cash flows can be clearly distinguished and measured at the restaurant level and, when aggregated with the Vinny T’s of Boston events noted above, the financial results of the three closed restaurants were determined to be material to our Condensed Consolidated Financial Statements.

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

Assets and liabilities classified as held for sale (Vinny T’s of Boston) and discontinued operations (Buca di Beppo closed restaurants) consisted of (in thousands):

	June 25, 2006	December 25, 2005
Current assets	$1,192	$1,246
Property and equipment	8,997	8,942
Other Assets	275	312

Total Long-term assets	9,272	9,255

Current liabilities (1)	3,166	4,145
Long-term liabilities	1,686	1,860

Discontinued operations’ financial results for the thirteen and twenty-six weeks ended June 25, 2006 and June 26, 2005 consisted of (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Restaurant sales	$8,120	$9,523	$15,652	$18,591
Restaurant costs	7,361	9,224	14,763	18,133
Other	10	23	13	29

Net income from discontinued operations	$749	$276	$876	$429

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached agreement with the landlord of one of the restaurants to terminate the lease and recorded estimated liabilities for the remaining two restaurants to cover future lease termination costs. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. We expect to pay these amounts in 2006.

Accrued exit costs December 25, 2005	$400,000
Expenses accrued	—
Payments	(139,000)
Accretion expense	71,000

Balance at June 25, 2006	$332,000

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

During the thirteen weeks ended June 25, 2006, we recorded $129,000 of losses related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant.

During the twenty-six weeks ended June 25, 2006, we recorded $180,000 of losses related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant. The first two quarters of fiscal 2005 included an approximate $0.4 million loss primarily related to capitalized lease development costs for one restaurant not expected to open due to a reduction in our development plans.

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

6. NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Numerator:
Basic and diluted net loss from continuing operations	$(1,467)	$(4,080)	$(324)	$(5,159)

Denominator:
Weighted average shares outstanding - basic	20,525,656	20,203,204	20,507,129	20,188,944

Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average shares outstanding - diluted	20,525,656	20,203,204	20,507,129	20,188,944

Basic and diluted net loss from continuing operations per common share	$(0.07)	$(0.20)	$(0.01)	$(0.25)

Diluted loss from continuing operations per common share excludes 1,304,296 stock options at a weighted average price of $7.38 in the thirteen weeks ended June 25, 2006 and 2,152,051 stock options at a weighted average price of $8.37 in the thirteen weeks ended June 26, 2005, 1,285,621 stock options at a weighted average price of $7.41 in the twenty-six weeks ended June 25, 2006 and 2,107,464 stock options at a weighted average price of $8.41 in the twenty-six weeks ended June 26, 2005 due to their anti-dilutive effect.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement is intended to simplify accounting for certain hybrid financial instruments by permitting fair value re-measurement for such hybrid financial instruments. We are required to adopt SFAS 155 for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We do not expect that adoption of this statement will have a significant effect on our financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing the impact of the new guidance on all of our open tax positions and it is not expected to have a material impact on earnings.

8. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the twenty-six weeks ended June 25, 2006 and June 26, 2005 (in thousands):

	June 25, 2006	June 26, 2005
Cash paid during period for:
Interest	$1,267	$1,617
Income taxes	—	30
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	(40)	—
Shareholder receivable reduction due to retirement of stock	153	—

9. COMMITMENTS AND CONTINGENCIES

Litigation - Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint is brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On March 13, 2006, we filed a motion to dismiss the Complaint on the grounds that the Complaint fails to state a claim and that the Complaint fails to plead fraud with the particularity required under the law. The motion is scheduled for hearing on August 4, 2006. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, and subsequently resolved as described below. The complaint alleged causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. Subsequently, notice and claim forms were mailed to the defined class, and class members have filed claims. We expect that the total payments under the approved settlement will be between $1.5 and $2.0 million. The actual amount will be dependent on how many members of the putative class file timely claims. Based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million in fiscal 2004 associated with this legal action.

In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We have been cooperating and assisting with the SEC’s investigation and currently are negotiating a resolution of this matter with the SEC.

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. We allege that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies with which Gadel and Motschenbacher had undisclosed, material financial dealings, (2) causing us to overpay for goods and services provided by vendors with which Gadel and Motschenbacher had undisclosed, material financial dealings, (3) soliciting and receiving undisclosed kickbacks from several vendors, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We seek damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. Discovery is proceeding, and the case is set for trial in October 2006. In connection with this action, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”). In the first quarter of fiscal 2006, Great American validated our claim of at least $1.8 million and paid to us $1.5 million. We recorded the total $1.8 million in the first quarter of fiscal 2006 as a credit to general and administrative expenses; $0.3 million was recorded as a receivable. We expect to collect this amount later in fiscal 2006. We retain our right to submit claims for additional losses. The policy contains limits of $3.0 million per occurrence and a deductible of $25,000. In connection with the payment, we will transfer to Great American our rights of recovery with respect to the portion of loss paid, including our rights of recovery for the amounts of loss paid by Great American under this action. Great American also assumed the liability for future legal expenses in connection with this action.

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

Overview

At June 25, 2006, we owned and operated 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants. Our Buca di Beppo restaurants are full service restaurants that offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants serve individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants are based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and North End of Boston in the 1940’s.

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

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. We continue to pursue the sale of Vinny T’s of Boston. If the sale is not completed, we expect to explore conversions and other options. Vinny T’s of Boston has been accounted for as “assets held for sale” as of December 25, 2005 and has been included in discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 4 to our Condensed Consolidated Financial Statements for more information on assets held for sale and discontinued operations.

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

Results of Operations

Our operating results for the thirteen and twenty-six weeks ended June 25, 2006 and June 26, 2005 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Restaurant sales (in thousands)	$61,019	$59,653	$125,861	$121,038
Restaurant costs:
Product	24.8%	25.7%	24.7%	25.7%
Labor	33.0%	32.6%	32.5%	32.6%
Direct and occupancy	28.9%	30.0%	28.8%	28.7%
Depreciation and amortization	5.3%	5.8%	5.2%	5.5%

Total restaurant costs	92.0%	94.1%	91.2%	92.5%
General and administrative expenses	9.1%	11.1%	7.8%	10.0%
Pre-opening costs	0.0%	0.0%	0.0%	0.2%
Loss on impairment of long-lived assets	0.2%	0.0%	0.1%	0.3%
Lease termination charges	0.0%	0.0%	0.0%	0.1%

Operating (loss) income)	(1.3)%	(5.2)%	0.9%	(3.1)%
Interest income	0.1%	0.0%	0.0%	0.0%
Interest expense	(1.2)%	(1.6)%	(1.2)%	(1.2)%

Loss before income taxes	(2.4)%	(6.8)%	(0.3)%	(4.3)%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net loss from continuing operations	(2.4)%	(6.8)%	(0.3)%	(4.3)%
Net income from discontinued operations	1.2%	0.4%	0.7%	0.4%

Net (loss) income	(1.2)%	(6.4)%	0.4%	(3.9)%

Thirteen Weeks Ended June 25, 2006 Compared to the Thirteen Weeks Ended June 26, 2005

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $1.3 million, or 2.3%, to $61.0 million in the second quarter of fiscal 2006 from $59.7 million in the second quarter of fiscal 2005. Our calculation of comparable restaurant sales includes restaurants open for 18 full months. For the second quarter of fiscal 2006, comparable restaurant sales increased 2.6% at Buca di Beppo restaurants. The increase in comparable restaurant sales was driven by increased guest counts as well as the approximate 2% price increase on food that we took over the course of fiscal 2005 and the approximate 1.5% price increase we took during the first quarter of fiscal 2006. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Second quarter fiscal 2006 restaurant sales reflect total discounts of approximately $2.4 million compared to $2.0 million during the same period in fiscal 2005. We expect that our Buca di Beppo comparable restaurant sales will be slightly positive for the third quarter of fiscal 2006.

Product. Product costs decreased by approximately $0.2 million, or 1.4%, to $15.1 million in the second quarter of fiscal 2006 from $15.3 million in the second quarter of fiscal 2005. Product costs as a percentage of restaurant sales decreased to 24.8% in the second quarter of fiscal 2006 from 25.7% in the second quarter of fiscal 2005. The decrease in product costs as a percentage of sales and in absolute dollars was a result of produce, meat and bar costs decreases. We expect product costs as a percentage of restaurant sales to decrease slightly in the third quarter of fiscal 2006 as compared to the same quarter in fiscal 2005.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $0.8 million, or 3.8%, to $20.2 million in the second quarter of fiscal 2006 from $19.4 million in the second quarter of fiscal 2005. Labor cost as a percentage of restaurant sales increased to 33.0% in the second quarter of fiscal 2006 from 32.6% in the second quarter of fiscal 2005. The increase in labor dollars was primarily related to staffing additional non-exempt labor to support higher guest counts. The increase in costs as a percentage of sales was primarily related to increased medical expenses. We expect labor costs in the third quarter of fiscal 2006 to remain flat or increase slightly as a percentage of sales from the third quarter of fiscal 2005.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy costs decreased by approximately $0.3 million, or 1.7%, to $17.6 million in the second quarter of fiscal 2006 from $17.9 million in the second quarter of fiscal 2005. Direct and occupancy costs as a percentage of restaurant sales decreased to 28.9% in the second quarter of fiscal 2006 from 30.0% in the second quarter of fiscal 2005. The decrease in direct and occupancy expense in dollars and as a percentage of sales was primarily related to marketing and workers’ compensation expense reductions. We expect direct and occupancy expenses in the third quarter of fiscal 2006 to increase as a percentage of sales from the third quarter of fiscal 2005.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and the Paisano Support Center. Depreciation and amortization decreased by $0.2 million, or 5.2%, and decreased as a percentage of sales to 5.3% in the second quarter of fiscal 2006 from 5.8% in the second quarter of fiscal 2005. The primary reason for the decrease as a percentage of sales was the increase in sales and the increases in building asset write-offs taken as a result of impairments since the second quarter of fiscal 2005. We expect depreciation and amortization to remain flat or decrease slightly as a percentage of sales during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.

General and Administrative. General and administrative expenses are comprised of expenses associated with all Paisano Support Center functions that support existing operations, including management and staff salaries, employee benefits, travel, information systems, guest services, training and market research. General and administrative expenses decreased by approximately $1.2 million, or 16.9%, to $5.5 million in the second quarter of fiscal 2006 from $6.7 million in the second quarter of fiscal 2005. General and administrative expenses as a percentage of restaurant sales decreased to 9.1% in the second quarter of fiscal 2006 from 11.1% in the second quarter of fiscal 2005. The decrease in general and administrative expenses in dollars and as a percentage of sales was due to reductions in medical expenses, audit fees, Sarbanes-Oxley Compliance consulting fees and legal fees. As described in Note 3 to our Condensed Consolidated Financial Statements, our second quarter of fiscal 2006 included approximately $0.2 million of share-based compensation expense as a result of the adoption of SFAS No. 123(R). In accordance with the modified prospective transition method, we have not adjusted the financial results for our prior periods to include a comparable expense. We anticipate general and administrative expenses in the third quarter of fiscal 2006 to decrease as a percentage of sales as compared to the second quarter of fiscal 2005.

Loss on Impairment of Long-Lived Assets. Loss on impairment of long-lived assets relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. During the second quarter of fiscal 2006, we recorded fixed asset impairment charges of $0.1 million. We recorded $129,000 of losses related to the purchase of property and equipment in restaurants that have been fully impaired due to amounts not being deemed recoverable by future cash flows of the restaurant. We will continue to review our restaurants for potential asset impairment. We currently believe that all of our restaurants have sufficient estimated future cash flows to support the carrying value of their long-lived assets. However, if an individual restaurant’s estimated future cash flows decline below its carrying value of long-lived assets, it could result in additional impairment charges.

Interest Expense. Interest expense includes the financing cost on our credit facilities and capital leases. Interest expense decreased by approximately $0.3 million, or 27.9%, to $0.7 million in the second quarter of fiscal 2006 from approximately $1.0 million in the second quarter of fiscal 2005. Interest expense on our credit facilities was approximately $0.4 million while interest expense on our capital leases was approximately $0.3 million in the second quarter of 2006. The decrease primarily resulted from a reduction in long term debt.

Income Taxes. We did not record a benefit from or provision for income taxes in the second quarter of fiscal 2006 or 2005. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued Operations. In December 2005, our board of directors approved the engagement of an investment banker to represent us in the sale of the Vinny T’s of Boston restaurants. In November 2005, we also closed three Buca di Beppo restaurants, Cheektowaga, Omaha and West Des Moines. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the second quarter of fiscal 2006, net income from discontinued operations increased to $0.7 million from $0.3 million in the same quarter of fiscal 2005. This increase was primarily related to the operations of Vinny T’s of Boston. The Vinny T’s of Boston brand had $0.8 million of net income during the second quarter of fiscal 2006 compared to $0.4 million during the same period in fiscal 2005.

Net Loss. Net loss for the second quarter of fiscal 2006 improved over the same period in fiscal 2005 from a net loss of $3.8 million to a net loss of $0.7 million. As a percentage of sales, net loss for the second quarter of 2006 was 1.2% compared to a loss of 6.4% in the second quarter of fiscal 2005. The improvement in net loss in absolute dollars and as a percentage of sales was primarily a result of a reduction in general and administrative, direct and occupancy, and interest expenses, and an increase in income from discontinued operations.

Twenty-Six Weeks Ended June 25, 2006 Compared to the Twenty-Six Weeks Ended June 26, 2005

Restaurant Sales. Restaurant sales increased by approximately $4.9 million, or 4.0%, to $125.9 million for the first half of 2006 from $121.0 million in same period of fiscal 2005. The increase in restaurant sales was primarily the result of increases in guest counts. Comparable restaurant sales increased by approximately 4.1% for Buca di Beppo during the first half of 2006. The increase in comparable restaurant sales was due to an increase in guest counts as well as the approximate 2% price increase on food that we took over the course of fiscal 2005 and the approximate 1.5% price increase that we took during the first quarter of fiscal 2006, and an increase in the number of stores serving lunch. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Restaurant sales for the first half of 2006 reflect total discounts of approximately $6.1 million compared to $5.4 million during the same period in fiscal 2005.

Product. Product costs remained relatively flat at $31.1 million for in the first half of fiscal 2006 but improved as a percentage of sales to 24.7% from 25.7% during the same period of fiscal 2005. Product costs decreased as a percentage of restaurant sales as a result of a reduction in meat prices associated with changing our distributor and a reduction in tap beer and wine costs as a result of reduced pours.

Labor. Labor costs increased by approximately $1.4 million, or 3.6%, to $40.9 million in the first half of fiscal 2006 from $39.5 million in fiscal 2005 but decreased as a percentage of sales to approximately 32.5% in fiscal 2006 as compared to 32.6% in fiscal 2005. The primary reason for the increase in absolute dollars was a result of increased non-exempt labor due to higher guest counts and increased medical insurance expense partially offset by reductions in exempt labor. The primary reason labor costs improved as a percentage of sales in fiscal 2006 was a result of reductions in exempt labor.

Direct and Occupancy. Direct and occupancy expenses increased by approximately $1.6 million, or 4.5%, to $36.3 million in the first half of fiscal 2006 from $34.7 million in the first half of fiscal 2005. Direct and occupancy expenses increased as a percentage of sales to 28.8% in the first half of fiscal 2006 as compared to 28.7% in the same period of fiscal 2005. The increase in direct and occupancy costs as a percentage of sales and in absolute dollars was primarily a result of rising utility costs. The increase in direct and occupancy costs in absolute dollars was also partially a result of increased credit card expenses as a result of increased sales. Utility costs increased approximately $0.7 million in the first half of fiscal 2006 over the same period in fiscal 2005.

Depreciation and Amortization. Total depreciation and amortization decreased by approximately $0.2 million, or 2.7%, to $6.5 million in the first half of fiscal 2006 from $6.7 million in the first half of fiscal 2005. Depreciation and amortization decreased as a percentage of sales to 5.2% in the first half of fiscal 2006 as compared to 5.5% in the first half of fiscal 2005. This decrease was primarily related to a write-down of the restaurant assets of six Buca di Beppo restaurants in operation in fiscal 2005.

General and Administrative. General and administrative expenses decreased by approximately $2.3 million, or 19.3%, to $9.8 million in the first half of fiscal 2006 from $12.1 million in same period of fiscal 2005. General and administrative expenses decreased as a percentage of sales to approximately 7.8% in the first half of fiscal 2006 as compared to 10.0% in the same period of fiscal 2005. The decrease in general and administrative costs as a percentage of sales and in absolute dollars were primarily a result of the $1.8 million recovery recorded with respect to the employee dishonesty insurance policy settlement in the first quarter of 2006, decreased legal and consulting fees primarily related to the internal investigation undertaken in fiscal 2005 and Sarbanes-Oxley compliance.

Loss on Impairment of Long-lived Assets. During the first half of fiscal 2006 we recorded impairment charges of $0.2 million related to impairments of fixed assets. We recorded $180,000 of losses related to the purchase of property and equipment in restaurants that have been fully impaired due to amounts not being deemed recoverable by future cash flows of the restaurant.

Interest Expense. Interest expense remained the same at $1.5 million in both the first half of fiscal 2006 and the first half of fiscal 2005.

Income Taxes. We did not record a benefit from or provision for income taxes in the first half of fiscal 2006 or 2005.

Discontinued Operations. During the first half of fiscal 2006, net income from discontinued operations increased to $0.9 million from $0.4 million in the same period of fiscal 2005. This increase was related to the operations of Vinny T’s of Boston. Vinny T’s of Boston had $1.0 million of operating income during the first half of fiscal 2006 compared to $0.6 million during the same period in fiscal 2005.

Net Income. During the first half of fiscal 2006, net income increased to $0.6 million from a net loss of $4.7 million in the same period of fiscal 2005. As a percentage of sales, net income improved from a negative 3.9% to a positive 0.4%. This increase in dollars and as a percentage of sales was primarily related to an increase in restaurant sales and a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of June 25, 2006, we held cash of approximately $1.1 million, a decrease of approximately $0.3 million from the fiscal 2005 year-end balance of approximately $1.4 million. The reduction in our cash balance was due primarily to an increased use of cash in our operating and investing activities driven by general and administrative expenses largely related to accounting and legal costs associated with the investigation of events that transpired under prior management, settlement of various lawsuits, increased medical claims, less favorable payment terms for our new food distributor and capital spending on a new accounting system.

Net cash used in operating activities was approximately $3.5 million for the twenty-six weeks ended June 25, 2006 as compared to net cash used in operating activities of $3.4 million for the same period in fiscal 2005. The increase of $0.1 million in the use of cash in operating activities is primarily related to the $1.5 million of proceeds received from the insurance settlement and improved restaurant operating performance more than offset by increased general and administrative expenses largely related to accounting and legal costs associated with the investigation of events that transpired under prior management, the settlement of various lawsuits, increased medical claims and less favorable payment terms for our new food distributor. The 2006 activity included break-even cash flow from discontinued operations.

Net cash used in investing activities was $1.8 million for the first twenty-six weeks of fiscal 2006 as compared to a $0.3 million source of cash from investing activities for the same period in fiscal 2005. The cash was used primarily for the purchase of a new accounting system and maintaining existing restaurant assets. The 2006 activity included investing cash uses of less than $50,000 relating to discontinued operations.

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

Our board of directors and management reached decisions to close three restaurants during fiscal 2005. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we established lease termination liabilities of approximately $0.4 million in fiscal 2005 based upon our estimate of the fair value of these obligationsby either negotiating a settlement with the landlord or estimating the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. These amounts are expected to be paid in fiscal 2006.

Net cash provided by financing activities was $4.9 million in the first twenty-six weeks of fiscal 2006 and $2.1 million for the same period in fiscal 2005.

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

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA as defined in the agreement, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement, that is not otherwise waived or cured. As of June 26, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the amendment and waiver, we paid our lenders fees totaling $400,000 and the interest rate on the term loan B portion of the credit facility was increased. Based upon the fiscal 2005 Consolidated Financial Statements, as of December 25, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in March 2006. In exchange for the amendment and waiver, we paid our lender a fee of $100,000. The amendment also extended the term of the credit agreement by one year, ending on November 15, 2009. We were in compliance with our bank covenants as of June 25, 2006.

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

The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term loan B facility with Ableco and to prepay a portion of the outstanding term loan A facility with Wells Fargo. A premium equal to four percent of the outstanding principal amount of the term loan B was paid in connection with the prepayment of the term loan B facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the lenders under the credit agreement. Pursuant to the Amendment and Consent, the lenders consented to the Sale Leaseback Transaction (subject to the prepayment of the term loan B facility and term loan A facility as provided above), agreed to amend the minimum EBITDA coverage required for relevant testing periods in fiscal year 2007 and agreed to amend the credit agreement in certain other respects. In consideration for receiving the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum.

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

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of August 1, 2006, we had outstanding borrowings of approximately $5.9 million under our revolving credit facility and $1.3 million under the term loan A facility. Our current availability under the revolving credit facility is approximately $3.3 million.

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

Application of Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our critical accounting policies include: property and equipment, leases, impairment of long-lived assets, self-insurance, income taxes, estimated liability for closing restaurants, loss contingencies and share-based compensation. Based on our adoption of SFAS 123(R) and the impact it had on our financial statements, we added Share-Based Compensation to our Critical Accounting Policies and Estimates, as described below. A more in-depth description of all other policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 3 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). Our decision to use historic volatility was based upon the lack of actively traded options on our common stock. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the twenty six week period ended June 25, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

Recent Accounting Pronouncements

See Note 7 to our Condensed Consolidated Financial Statements for a discussion of new accounting standards.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen weeks ended June 25, 2006 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of the success of our menu initiatives, “to go” efforts, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales pattern.

•	Cash proceeds from a sale or other strategic alternatives for Vinny T’s of Boston will be dependent upon a variety of factors, including market conditions and the price and other terms of any such transaction.

•	Product costs could be adversely affected by increased distribution prices by DMA, our principal food supplier, or a failure to perform by DMA, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs, marketing expenses, property taxes, common area maintenance expenses, utility costs, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, legal and accounting costs, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual impact of our Buca Small initiative could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•	Additional factors that could cause actual results to differ include: an adverse outcome of the SEC investigation; failure in remediating internal control deficiencies; an adverse outcome of pending legal proceedings; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with terrorism and our country’s war on terrorism; risks associated with actual or alleged food-borne illness; risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5.7 million); and (b) a term loan A facility of up to an aggregate of $5 million. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 2.50 percentage points. As of August 1, 2006, we had approximately $7.2 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $72,000.

We have no derivative financial instruments or derivative commodity instruments.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for some food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increases. To compensate for a hypothetical price increase of 10% for food and supplies, we would need to increase menu prices by an average of 2.5%, which compares to our average price increase of approximately 2.0% in fiscal 2005, 1% in fiscal 2004 and 2% in fiscal 2003. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of June 25, 2006, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 that have not been remediated. In fiscal 2005 and continuing in fiscal 2006, we have begun to remediate identified deficiencies and material weaknesses in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 for more information about the deficiencies we have identified and the remediation we have taken and expect to take.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, and subsequently resolved as described below. The complaint alleged causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. Subsequently, notice and claim forms were mailed to the defined class, and class members have filed claims. We expect that the total payments under the approved settlement will be between $1.5 and $2.0 million. The actual amount will be dependent on how many members of the putative class file timely claims. Based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million in fiscal 2004 associated with this legal action.

In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We have been cooperating and assisting with the SEC’s investigation and are currently negotiating a resolution of this matter with the SEC.

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint is brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs allege that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On March 13, 2006, we filed a motion to dismiss the Complaint on the grounds that the Complaint fails to state a claim and that the Complaint fails to plead fraud with the particularity required under the law. The motion is scheduled for hearing on August 4, 2006. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. We allege that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies with which Gadel and Motschenbacher had undisclosed, material financial dealings, (2) causing us to overpay for goods and services provided by vendors with which Gadel and Motschenbacher had undisclosed, material financial dealings, (3) soliciting and receiving undisclosed kickbacks from several vendors, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We seek damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. Discovery is proceeding, and the case is set for trial in October 2006. In connection with this action, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”). In the first quarter of fiscal 2006, Great American validated our claim of at least $1.8 million and paid to us $1.5 million. We recorded the total $1.8 million in the first quarter of fiscal 2006 as a credit to general and administrative expenses; $0.3 million was recorded as a receivable. We retain our right to submit claims for additional losses. The policy contains limits of $3.0 million per occurrence and a deductible of $25,000. In connection with the payment, we will transfer to Great American our rights of recovery with respect to the portion of loss paid, including our rights of recovery for the amounts of loss paid by Great American under this action. Great American also assumed the liability for future legal expenses in connection with this action.

From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended April 23, 2006	—	$—	—	$1,219,937
Four-week period ended May 21, 2006	10,156	6.20	—	1,089,944
Five-week period ended June 25, 2006	1,125	4.73	—	1,079,944

Total	11,281	$6.05	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 14, 2006, our shareholders voted on the following matters:

(1) Election of three Class I directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	For	Withhold
Fritzi G. Woods	17,826,352	59,826
James T. Stamas	14,772,280	3,113,898
John P. Whaley	17,835,869	50,309

(2) Approval of the BUCA, Inc. 2006 Omnibus Stock Plan. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
11,017,590	4,032,352	14,838	2,821,398

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amended Employee Stock Purchase Plan	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: August 4, 2006	by:	/s/ Wallace B. Doolin
Wallace B. Doolin Chairman, President and Chief Executive Officer (Principal Executive Officer)

	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary Chief Financial Officer (Principal Financial Officer)

	by:	/s/ Dennis J. Goetz
Dennis J. Goetz Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amended Employee Stock Purchase Plan	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.