Form 10-Q
period 2006-09-24
BUCA INC /MN
filed 2006-11-01
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 24, 2006

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

As of October 30, 2006, the registrant had 20,575,892 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART 1. — FINANCIAL INFORMATION

Item 1. Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 24, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash	$1,175	$1,421
Accounts receivable	3,266	3,660
Inventories	6,046	6,382
Prepaid expenses and other	3,485	2,658
Current assets of discontinued operations and assets held for sale	1,210	1,246

Total current assets	$15,182	15,367

PROPERTY AND EQUIPMENT, net	114,728	121,816
NOTE RECEIVABLE	392	—
OTHER ASSETS	4,221	4,428
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	8,920	9,255

	$143,443	$150,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,810	$12,191
Unredeemed gift card liabilities	1,857	2,921
Accrued payroll and benefits	7,421	8,363
Accrued sales, property and income tax	3,239	3,424
Other accrued expenses	4,705	7,232
Line of credit borrowing	6,145	—
Current maturities of long-term debt and capital leases	1,414	1,309
Current liabilities of discontinued operations and assets held for sale	2,795	4,145

Total current liabilities	37,386	39,585

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	16,343	17,415
DEFERRED RENT	18,910	19,062
OTHER LIABILITIES	3,471	3,904
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	1,687	1,860

Total liabilities	77,797	81,826

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 20,555,853 and 20,470,075 shares issued and outstanding, respectively	206	205
Additional paid-in capital	170,425	170,686
Accumulated deficit	(104,446)	(99,895)
Unearned compensation	—	(1,151)
Notes receivable from employee shareholders	(539)	(805)

Total shareholders’ equity	65,646	69,040

	$143,443	$150,866

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005 (restated - see Note 2)	September 24, 2006	September 25, 2005 (restated - see Note 2)
Restaurant sales	$56,421	$54,977	$182,282	$176,015
Restaurant costs:
Product	14,360	13,890	45,449	44,942
Labor	19,476	18,885	60,387	58,358
Direct and occupancy	18,446	17,987	54,726	52,677
Depreciation and amortization	3,211	3,162	9,720	9,850

Total restaurant costs	55,493	53,924	170,282	165,827

General and administrative expenses	5,094	6,745	14,883	18,873
Pre-opening costs	—	—	—	243
Loss on impairment of long-lived assets	52	9,365	232	9,801
Lease termination charges	—	160	—	234

Operating loss	(4,218)	(15,217)	(3,115)	(18,963)

Interest income	19	40	67	92
Interest expense	(751)	(786)	(2,226)	(2,251)
Loss on early extinguishment of debt	—	(675)	—	(675)

Loss before income taxes	(4,950)	(16,638)	(5,274)	(21,797)
Income taxes	—	—	—	—

Net loss from continuing operations	(4,950)	(16,638)	(5,274)	(21,797)
Net (loss) income from discontinued operations	(153)	(4,310)	723	(3,881)

Net loss	$(5,103)	$(20,948)	$(4,551)	$(25,678)

Net loss from continuing operations per share—basic and diluted	$(0.24)	$(0.82)	$(0.26)	$(1.08)

Net loss (income) from discontinued operations per share—basic and diluted	$(0.01)	$(0.22)	$0.04	$(0.19)

Net (loss) per share—basic and diluted	$(0.25)	$(1.04)	$(0.22)	$(1.27)

Weighted average common shares outstanding—basic and diluted	20,534,848	20,223,749	20,519,310	20,206,579

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Thirty-Nine Weeks Ended September 24, 2006

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	Unearned compen- sation	Accum- ulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 25, 2005	20,470	$205	$170,686	$(1,151)	$(99,895)	$(805)	$69,040
Exercise of common stock options	5	—	21	—	—	—	21
Issuance of common stock	30	—	170	—	—	(150)	20
Repurchase of common stock from shareholders	(41)	—	(182)	—	—	194	12
Collections on notes receivable from shareholders	—	—	—	—	—	222	222
Common stock issued under employee stock purchase plan	32	—	175	—	—	—	175
Restricted stock forfeitures	(13)	—	—	—	—	—	—
Reclassification due to adoption of SFAS 123(R)	—	—	(1,151)	1,151	—	—	—
Issuance of restricted stock	73	1	—	—	—	—	1
Share-based compensation	—	—	706	—	—	—	706
Net loss	—	—	—	—	(4,551)	—	(4,551)

Balance at September 24, 2006	20,556	$206	$170,425	$—	$(104,446)	$(539)	$65,646

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005 (restated - see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,551)	$(25,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,720	10,859
Share-based compensation	706	—
Loss on impairment of long-lived assets	635	13,738
Deferred rent	(26)	(100)
Amortization of loan acquisition costs	325	355
Loss on early extinguishment of debt	—	675
Tenant allowance proceeds	—	331
Other non-cash items	(372)	—
Change in assets and liabilities:
Accounts receivable	446	(717)
Inventories	382	530
Prepaid expenses and other	(888)	1,347
Accounts payable	(2,492)	(263)
Accrued expenses	(6,064)	(4,518)
Other	(675)	(57)

Net cash used in operating activities	(2,854)	(3,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,905)	(1,177)
Proceeds from sale of property and equipment	7	349
Proceeds from sale of other assets	16	620

Net cash used in investing activities	(2,882)	(208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	15,595	7,869
Payments for line of credit borrowings	(9,450)	(3,986)
Principal payments on long-term debt	(993)	(18,014)
Proceeds from sale-leaseback	—	17,500
Financing costs	(100)	(781)
Collection on notes receivable from shareholders	222	92
Net proceeds from issuance of common stock	216	149

Net cash provided by financing activities	5,490	2,829

Net change in cash	(246)	(877)
Cash at the beginning of period	1,421	2,046

Cash at the end of period	$1,175	$1,169

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At September 24, 2006, we owned 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants. We sold the Vinny T’s of Boston restaurants on September 25, 2006 (see Note 11 for further discussion). Our Buca di Beppo restaurants are located in 23 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen and thirty-nine weeks ended September 24, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had net losses of $4.6 million in the thirty-nine weeks ended September 24, 2006; however, we sustained net losses of $32.1 million in fiscal 2005, $38.1 million in fiscal 2004 and $24.7 million in fiscal 2003 and we have an accumulated deficit of $104.4 million. We have utilized $2.9 million of cash from operating activities through the thirty-nine weeks ended September 24, 2006. As of October 31, 2006, we had no outstanding borrowings under the term loan A facility, approximately $5.5 million under our revolving credit facility, and $15.8 million of capitalized leases. Our current availability under the revolving credit facility is approximately $3.3 million. Our credit agreement contains restrictive covenants which require that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lender, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit agreement could result in acceleration of the indebtedness under the credit facility. In fiscal 2005, we were in violation of certain covenants under the credit agreement, which covenants were subsequently amended and the non-compliance waived by the lender. Our inability in the future to comply with the covenant requirements under the credit agreement or to obtain a waiver of any violations could impair our liquidity and limit our ability to operate. We were in compliance with our bank covenants as of September 24, 2006.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the thirty-nine weeks ended September 25, 2005, we identified errors in our accounting for leases, which included errors in the accounting for straight-line rent and depreciation of leasehold assets that affected our historical condensed consolidated financial statements. These errors are discussed in the following paragraphs.

Accounting for Real Estate Leases—We identified instances where straight-line rent expense was recognized incorrectly because scheduled rent increases were not included in the minimum payments. In addition, we identified certain leasehold improvements that were being depreciated over lives that were inconsistent with the expected lease term.

Accounting for Cash—We determined that we had incorrectly classified outstanding checks as accounts payable as of September 25, 2005 rather than as a reduction in our cash balance as of September 25, 2005. We have now determined that outstanding checks should reduce positive balance accounts at the same banking institution that contain provisions for right of offset.

As a result, the accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 25, 2005 have been restated from the amounts previously reported to correct these errors in accounting.

A summary of the significant effects of the restatement is as follows (in thousands, except share and per share data):

	For the Thirteen Weeks Ended September 25, 2005		For the Thirty-Nine Weeks Ended September 25, 2005
	previously reported (1)	restated	previously reported (1)	restated
Statement of Operations
Direct and occupancy	$17,801	$17,987	$52,280	$52,677
Depreciation and amortization	3,165	3,162	9,859	9,850
Total restaurant costs	53,741	53,924	165,439	165,827
Operating loss	(15,034)	(15,217)	(18,575)	(18,963)
Net loss from continuing operations	(16,455)	(16,638)	(21,409)	(21,797)
Net loss	(20,765)	(20,948)	(25,290)	(25,678)
Net loss from continuing operations per share—basic and diluted	(0.81)	(0.82)	(1.06)	(1.08)
Net loss per share—basic and diluted	(1.03)	(1.04)	(1.25)	(1.27)

Statement of Cash Flows
Net loss			(25,290)	(25,678)
Accounts payable			(2,146)	(263)
Net cash used in operating activities			(5,381)	(3,498)
Net change in cash			(2,760)	(877)

(1)	The amounts labeled “Previously Reported” have been adjusted to reflect the reclassification for discontinued operations and assets held for sale (see Note 4).

3. STOCK-BASED COMPENSATION

We have stock-based compensation plans under which we issue stock options, non-vested share awards (restricted stock) and discounted purchase rights. Our 2006 Omnibus Stock Plan (the 2006 Plan) allows our board of directors to grant options to purchase shares of our stock to eligible employees for both incentive and non-statutory stock options. Options granted under the 2006 Plan vest as determined by the board of directors (generally five years) and are exercisable for a term not to exceed ten years. The 2006 Plan was approved by our shareholders in June 2006, at which time we ceased granting any future awards under our prior stock option plans. A total of 2,100,000 shares are reserved under the 2006 Plan.

Our employee stock purchase plan (ESPP) permits eligible employees to purchase stock at 85% of the fair market value on either the first or last day of the purchase period.

It is our policy to issue new shares when options are exercised, upon granting restricted stock and to fulfill employee purchases through the ESPP.

Prior to fiscal year 2006, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in our condensed Consolidated Statement of Operations prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we recognized stock-based compensation expense for restricted share awards.

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)) as of the beginning of our fiscal year 2006, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the thirteen and thirty-nine weeks ended September 24, 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; (b) compensation expense for all stock-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (c) compensation expense for the discount eligible employees receive as part of the ESPP. We recognized compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended September 24, 2006, was $0.2 million and $0.7 million, respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been adjusted.

The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation during the thirteen and thirty-nine weeks ended September 25, 2005 (in thousands):

	Thirteen weeks ended September 25, 2005	Thirty-nine weeks ended September 25, 2005
Net loss, as reported	$(20,948)	$(25,678)
Plus: Stock-based employee compensation expense included in reported net loss	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(505)	(1,355)

Pro forma net loss	$(21,453)	$(27,033)

Net loss per common share, basic and diluted:
As reported	$(1.04)	$(1.27)
Pro forma	$(1.06)	$(1.34)

For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the thirty-nine weeks ended September 24, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding, December 25, 2005	2,151,495	$6.64	7.6
Granted	282,000	5.46
Exercised	4,767	4.50
Forfeited or expired	204,104	8.37

Outstanding, September 24, 2006	2,224,624	$6.30	7.39

Exercisable, September 24, 2006	1,645,592	$6.50

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeitures estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2006	2005
Expected volatility (1)	56.8%	58.5%
Expected dividends	None	None
Risk-free interest rate (2)	4.6%	4.2%
Expected term (in years) (3)	7.5	7.0
Weighted Average fair value per option	$3.42	$3.70

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

Net cash proceeds from the exercise of stock options were approximately $21,000 for the thirty-nine weeks ended September 24, 2006.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. Upon adoption of SFAS 123(R), we reclassified unearned compensation within shareholders’ equity to additional paid-in-capital. A summary of the status of our restricted share awards as of September 24, 2006 is as follows:

Restricted Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, December 25, 2005	244,000	$5.48
Granted	73,407	5.61
Vested	—
Forfeited or expired	13,100	5.56

Outstanding, September 24, 2006	304,307	$5.51

As of September 24, 2006, there was approximately $2.3 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 3.1 years.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the sale of the Vinny T’s of Boston restaurants. We completed the sale of the Vinny T’s of Boston restaurants on September 25, 2006 (see Note 11 for further discussion). Based on the sale proceeds, less costs to sell, we analyzed the carrying values of the Vinny T’s of Boston long-lived assets and intangibles and recorded an impairment of approximately $0.4 million as of September 24, 2006. In November 2005, we closed three Buca di Beppo restaurants. The Vinny T’s of Boston brand and associated assets and the three individual closed restaurants, as aggregated, meet the definition of a “component of an entity.” Operations and cash flows can be clearly distinguished and measured at the restaurant level and, when aggregated with the Vinny T’s of Boston events noted above, the financial results of the three closed restaurants were determined to be material to our Condensed Consolidated Financial Statements.

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

Assets and liabilities classified as held for sale (Vinny T’s of Boston) and discontinued operations (Buca di Beppo closed restaurants) consisted of (in thousands):

	September 24, 2006	December 25, 2005
Current assets	$1,210	$1,246
Property and equipment	8,642	8,943
Other Assets	278	312

Total Long-term assets	8,920	9,255
Current liabilities (1)	2,795	4,145
Long-term liabilities	1,687	1,860

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached an agreement with the landlord of one of the restaurants to terminate the lease and recorded estimated liabilities for the remaining two restaurants to cover future lease termination costs. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties.

Discontinued operations’ financial results for the thirteen and thirty-nine weeks ended September 24, 2006 and September 25, 2005 consisted of (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Restaurant sales	$7,298	$8,702	$22,950	$27,293
Restaurant costs	7,029	9,098	21,792	27,253
Other	422	3,914	435	3,921

Net (loss) income from discontinued operations	$(153)	$(4,310)	$723	$(3,881)

Accrued exit costs December 25, 2005	$400,000
Expenses accrued	31,000
Payments	(200,000)
Accretion expense	93,000

Balance at September 24, 2006	$324,000

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

During the thirteen weeks ended September 24, 2006, we recorded $52,000 of losses related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant.

During the thirty-nine weeks ended September 24, 2006, we recorded $0.2 million of losses related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant. The first three quarters of fiscal 2005 included an approximate $9.8 million loss primarily related to a $6.5 million write-down of six Buca di Beppo restaurants, a $2.9 million loss on a sale-leaseback transaction and a $0.4 million loss on capitalized costs for one restaurant which was not opened due to a reduction in our development plans.

6. NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Numerator:
Basic and diluted net loss from continuing operations	$(4,950)	$(16,638)	$(5,274)	$(21,797)
Denominator:
Weighted average shares outstanding – basic	20,534,848	20,223,749	20,519,310	20,206,579
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding – diluted	20,534,848	20,223,749	20,519,310	20,206,579
Basic and diluted net loss from continuing operations per common share	$(0.24)	$(0.82)	$(0.26)	$(1.08)

Diluted loss from continuing operations per common share excludes 1.4 million stock options at a weighted average price of $7.22 in the thirteen weeks ended September 24, 2006 and 2.0 million stock options at a weighted average price of $8.15 in the thirteen weeks ended September 25, 2005, 1.4 million stock options at a weighted average price of $7.40 in the thirty-nine weeks ended September 24, 2006 and 1.9 million stock options at a weighted average price of $9.04 in the thirty-nine weeks ended September 25, 2005 due to their anti-dilutive effect.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing the impact of the new guidance on all of our open tax positions and it is not expected to have a material impact on earnings.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our financial statements. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years beginning after December 15, 2006. We do not expect that adoption of this statement will have a significant effect on our financial statements.

8. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirty-nine weeks ended September 24, 2006 and September 25, 2005 (in thousands):

	September 24, 2006	September 25, 2005
Cash paid during period for:
Interest	$1,959	$2,255
Income taxes	—	49
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	(150)	—
Shareholder receivable reduction due to retirement of stock	194	—

9. COMMITMENTS AND CONTINGENCIES

Litigation - Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. The Court has allowed plaintiffs 45 days to replead by filing a second amended complaint. We do not know whether or not plaintiffs will file a second amended complaint. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, and subsequently resolved as described below. The complaint alleged causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. Subsequently, notice and claim forms were mailed to the defined class, and class members have filed claims. Based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million in fiscal 2004 associated with this legal action. We accrued an additional $0.5 million in settlement expense in the third quarter of fiscal 2006 in connection with this matter, as the claims received were higher than we had anticipated. We have paid approximately $0.8 million as of October 31, 2006 and expect to pay the remaining amounts of this settlement before the end of fiscal 2006.

In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We believe that the SEC largely has completed its investigation of the Company, with which we cooperated and assisted, and we expect to reach a resolution of this matter with the SEC.

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. We alleged that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies with which Gadel and Motschenbacher had undisclosed, material financial dealings, (2) causing us to overpay for goods and services provided by vendors with which Gadel and Motschenbacher had undisclosed, material financial dealings, (3) soliciting and receiving undisclosed kickbacks from several vendors, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We sought damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. In connection with this action, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”). Great American paid us approximately $1.9 million for our claim in exchange for a policy release, and we transferred to Great American our rights of recovery in this action. Great American also assumed the liability for future legal expenses in connection with this action. Since then, this action has been settled and dismissed. The settlement payments made by Gadel and Motschenbacher were paid to Great American.

We are subject to certain other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

10. NOTE RECEIVABLE

On September 15, 2006, we received a promissory note from Hays Companies, our former insurance broker, in the original principal amount of $460,000. The note was issued, and an equal amount of cash was paid, to us in connection with the settlement of a dispute primarily regarding the broker’s compensation. In connection with such payments, we and Hays Companies also entered into a confidential settlement agreement and release of all claims. The promissory note is unsecured, bears no interest and is payable on or before March 15, 2008.

11. SUBSEQUENT EVENT

We completed the sale of the Vinny T’s of Boston restaurants to Bertucci’s Corporation on September 25, 2006. The sale price was $6.8 million; of which $3.0 million was paid in cash at the closing and $3.8 million was paid through a promissory note issued at closing. The promissory note matures on June 15, 2008 or earlier upon the occurrence of certain other events, including a change in control of Bertucci’s or the repayment or refinancing of Bertucci’s outstanding senior notes. The purchase price is subject to a post-closing working capital adjustment. The net proceeds of the sale were used to reduce our outstanding indebtedness.

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

Overview

At September 24, 2006, we owned and operated 93 Buca di Beppo and 11 Vinny T’s of Boston restaurants. We sold the Vinny T’s of Boston restaurants on September 25, 2006. Our Buca di Beppo restaurants are full service restaurants that offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants. Our Vinny T’s of Boston restaurants served individual and family-style portions for both lunch and dinner. The Vinny T’s of Boston restaurants were based upon re-creations of the neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, South Philadelphia and North End of Boston in the 1940’s.

In January 2005, we opened one new Buca di Beppo restaurant in Carlsbad (San Diego), California. During fiscal 2005, we also closed three Buca di Beppo restaurants. From fiscal 2000 to 2003, we pursued a rapid expansion strategy, opening 17 restaurants in each of fiscal 2000 and 2001 and 14 in each of fiscal 2002 and 2003. In addition to these new restaurant openings, in January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants, which we have sold, together with two additional Vinny T’s of Boston we had opened subsequent to that date. In fiscal 2004, we slowed our development, opening three restaurants and closing two. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve comparable restaurant sales.

In December 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. We completed the sale of Vinny T’s of Boston restaurants on September 25, 2006 (see Note 11 for further discussion). Based on the sale proceeds, less costs to sell, we analyzed the Vinny T’s of Boston long-lived assets and intangibles carrying values and recorded an impairment of approximately $0.4 million as of September 24, 2006. Vinny T’s of Boston is accounted for as “assets held for sale” as of September 24, 2006 and is included in discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 4 to our Condensed Consolidated Financial Statements for more information on assets held for sale and discontinued operations.

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

During fiscal 2005, we implemented a price increase of approximately 2.0% at our Buca di Beppo restaurants on our food menu items which resulted in an approximately 1.8% effective price increase on restaurant sales. In the first quarter of 2006, we implemented a price increase of approximately 1.5% at our Buca di Beppo restaurants on our food menu items which resulted in an approximately 1.2% effective price increase on restaurant sales. The primary reason for the price increases was to offset rising operational costs, particularly in product, labor, and occupancy expenses.

In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We believe that the SEC largely has completed its investigation of the Company, with which we cooperated and assisted, and we expect to reach a resolution of this matter with the SEC.

In March 2005, we announced that we had terminated the employment of our Vice President, Controller, and Interim Chief Financial Officer and our Senior Vice President and Chief Information Officer. Acting through our audit committee with the assistance of independent counsel, we then commenced an internal investigation of matters relating to the termination of these two executive officers. As part of its investigation, independent counsel to the audit committee, with the assistance of forensic accountants, examined, among other things, manual journal entries in our accounting records, capitalization of fixed assets in connection with new restaurants being developed in prior years, and potential related party transactions with certain vendors. Based on our internal investigation, we concluded that there was evidence that one or more of our former officers had breached his fiduciary duties to the company. The officers and employees about whom the investigation had concerns are no longer with the Company. See “Item 1. Legal Proceedings” in Part II for a summary of legal proceedings we commenced against certain of our former executive officers.

Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 24, 2006 and September 25, 2005 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Restaurant sales (in thousands)	$56,421	$54,977	$182,282	$176,015
Restaurant costs:
Product	25.5%	25.3%	24.9%	25.5%
Labor	34.5%	34.4%	33.1%	33.2%
Direct and occupancy	32.7%	32.6%	30.1%	29.9%
Depreciation and amortization	5.7%	5.8%	5.3%	5.6%

Total restaurant costs	98.4%	98.1%	93.4%	94.2%
General and administrative expenses	9.0%	12.3%	8.2%	10.8%
Pre-opening costs	0.0%	0.0%	0.0%	0.1%
Loss on impairment of long-lived assets	0.1%	17.0%	0.1%	5.6%
Lease termination charges	0.0%	0.3%	0.0%	0.1%

Operating loss	(7.5)%	(27.7)%	(1.7)%	(10.8)%
Interest income	0.0%	0.1%	0.0%	0.1%
Interest expense	(1.3%)	(1.4)%	(1.2)%	(1.3)%
Loss on early extinguishment of debt	(0.0%)	(1.3)%	(0.0)%	(0.4)%

Loss before income taxes	(8.8)%	(30.3)%	(2.9)%	(12.4)%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net loss from continuing operations	(8.8)%	(30.3)%	(2.9)%	(12.4)%
Net (loss) income from discontinued operations	(0.2)%	(7.8)%	0.4%	(2.2)%

Net loss	(9.0)%	(38.1)%	(2.5)%	(14.6)%

Thirteen Weeks Ended September 24, 2006 Compared to the Thirteen Weeks Ended September 25, 2005

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverages. Restaurant sales increased by approximately $1.4 million, or 2.6%, to $56.4 million in the third quarter of fiscal 2006 from $55.0 million in the third quarter of fiscal 2005. Our calculation of comparable restaurant sales includes restaurants open for 18 full months. For the third quarter of fiscal 2006, comparable restaurant sales increased 2.7% at our Buca di Beppo restaurants. The increase in comparable restaurant sales was driven by increased guest counts, increased to go sales, and additional stores serving lunch. The Company implemented an approximate 2% price increase on food over the course of fiscal 2005 and an approximate 1.5% price increase on food during the first quarter of fiscal 2006. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Third quarter fiscal 2006 restaurant sales reflect total discounts of approximately $2.5 million compared to $2.1 million during the same period in fiscal 2005. We expect that our Buca di Beppo comparable restaurant sales will be positive for the fourth quarter of fiscal 2006.

Product. Product costs increased by approximately $0.5 million, or 3.4%, to $14.4 million in the third quarter of fiscal 2006 from $13.9 million in the third quarter of fiscal 2005. Product costs as a percentage of sales increased to 25.5% in the third quarter of fiscal 2006 from 25.3% in the third quarter of fiscal 2005. The increase in product costs in absolute dollars was driven by increased sales and price increases for both produce and staples. The increase in product cost as a percentage of sales was primarily a result of price increases for both produce and staples. We expect product costs as a percentage of sales to decrease slightly in the fourth quarter of fiscal 2006 as compared to the same quarter in fiscal 2005.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $0.6 million, or 3.1%, to $19.5 million in the third quarter of fiscal 2006 from $18.9 million in the third quarter of fiscal 2005. Labor cost as a percentage of sales increased 0.1 percentage points to 34.5% in the third quarter of fiscal 2006 from 34.4% in the third quarter of fiscal 2005. The increase in labor dollars was primarily related to staffing additional non-exempt labor to support higher guest counts and increased hiring of non-exempt employees in the anticipation of adding new lunch restaurants in the fourth quarter of fiscal 2006. The increase in labor costs as a percentage of sales was primarily related to management training and increased hiring related to the anticipation of serving lunch at additional restaurants in the fourth quarter of fiscal 2006. We expect labor costs as a percentage of sales to remain flat or increase slightly in the fourth quarter of fiscal 2006 as compared to the same quarter of fiscal 2005.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, and other related restaurant costs. Direct and occupancy expenses increased by approximately $0.4 million, or 2.6%, to $18.4 million in the third quarter of fiscal 2006 from $18.0 million in the third quarter of fiscal 2005. Direct and occupancy costs as a percentage of sales increased to 32.7% in the third quarter of fiscal 2006 from 32.6% from the same period in fiscal 2005. The increase in direct and occupancy expenses as a percentage of sales and in dollars was primarily related to increases in common area maintenance costs, increased utility usage related to an increased number of restaurants serving lunch, and to-go packaging prices. We expect direct and occupancy expenses as a percentage of sales to increase slightly in the fourth quarter of fiscal 2006 as compared to the same quarter of fiscal 2005.

Depreciation and Amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and the Paisano Support Center. Depreciation and amortization remained relatively flat at $3.2 million in both the third quarter of fiscal 2006 and the third quarter of fiscal 2005. Depreciation and amortization decreased as a percentage of sales to 5.7% in the third quarter of fiscal 2006 from 5.8% in the third quarter of fiscal 2005. The decrease as a percentage of sales was primarily due to the increase in sales and the increase in building asset write-offs recorded as a result of impairments taken since the third quarter of fiscal 2005. We expect depreciation and amortization as a percentage of sales to remain flat or decrease slightly in the fourth quarter of fiscal 2006 as compared to the same quarter of fiscal 2005.

General and Administrative. General and administrative expenses are comprised of expenses associated with all Paisano Support Center functions that support existing operations, including management and staff salaries, employee benefits, travel, information systems, guest services, training and market research. General and administrative expenses decreased by approximately $1.6 million, or 24.5%, to $5.1 million in the third quarter of fiscal 2006 from $6.7 million in the third quarter of fiscal 2005. General and administrative expenses as a percentage of sales decreased to 9.0% in the third quarter of fiscal 2006 from 12.3% in the third quarter of fiscal 2005. The decrease in general and administrative expenses in dollars and as a percentage of sales was due to reductions in audit fees, Sarbanes-Oxley compliance consulting fees, and legal fees and due to receipt of approximately $0.9 million in insurance-related settlements. As described in Note 3 to our Condensed Consolidated Financial Statements, our third quarter of fiscal 2006 included approximately $0.2 million of share-based compensation expense as a result of the adoption of SFAS No. 123(R) and an approximately $0.5 million expense related to the California class action settlement. In accordance with the modified prospective transition method, we have not adjusted the financial results for our prior periods to include a comparable expense. We expect general and administrative expenses as a percentage of sales to decrease in the fourth quarter of fiscal 2006 as compared to the same quarter of fiscal 2005.

Loss on Impairment of Long-Lived Assets. Loss on impairment of long-lived assets relates to fixed and other long-term asset impairment charges on both open and unopened restaurants. During the third quarter of fiscal 2006, we recorded fixed asset impairment charges of $0.1 million compared to $9.4 million during the same period in 2005. We recorded approximately $0.1 million of losses related to the purchase of equipment in restaurants that have previously been fully impaired due to amounts not being deemed recoverable by future cash flows of the restaurant. We will continue to review our restaurants for potential asset impairment.

Interest Expense. Interest expense includes the financing cost on our credit facilities and capital leases. Interest expense remained relatively flat at $0.8 million in both the third quarter of fiscal 2006 and the third quarter of fiscal 2005. Interest expense on our credit facilities was approximately $0.4 million while interest expense on our capital leases was approximately $0.3 million in the third quarter of 2006. The decrease primarily resulted from a reduction in long-term debt.

Income Taxes. We did not record a benefit from or provision for income taxes in the third quarter of fiscal 2006 or 2005. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued Operations. In December 2005, our board of directors approved the engagement of an investment banker to represent us in the sale of the Vinny T’s of Boston restaurants. In November 2005, we also closed three Buca di Beppo restaurants. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the third quarter of fiscal 2006, net loss from discontinued operations decreased to a $0.2 million loss from a $4.3 million loss in the same quarter of fiscal 2005. This decrease was primarily related to the operations of Vinny T’s of Boston. Vinny T’s of Boston had a $0.1 million net loss during the third quarter of fiscal 2006 compared to a $4.1 million loss during the same period in fiscal 2005. The Vinny T’s of Boston third quarter of fiscal 2006 loss included $0.4 million of asset impairment charges. The Vinny T’s of Boston third quarter of fiscal 2005 loss included $3.9 million of asset impairment charges.

Net Loss. Net loss for the third quarter of fiscal 2006 improved over the same period in fiscal 2005 from a net loss of $20.9 million to a net loss of $5.1 million. As a percentage of sales, net loss for the third quarter of 2006 was 9.0 % compared to a loss of 38.1% in the third quarter of fiscal 2005. The improvement in net loss in absolute dollars and as a percentage of sales was primarily a result of increases in sales, reductions in general and administrative and a reduction in asset impairment charges.

Thirty-Nine Weeks Ended September 24, 2006 Compared to the Thirty-nine Weeks Ended September 25, 2005

Restaurant Sales. Restaurant sales increased by approximately $6.3 million, or 3.6%, to $182.3 million for the first three quarters of 2006 from $176.0 million in the same period of fiscal 2005. Comparable restaurant sales increased by approximately 3.7% for Buca di Beppo during the first three quarters of 2006. The increase in total restaurant sales and comparable restaurant sales was due to an increase in guest counts, increased to go sales, the approximate 2% price increase on food that we took over the course of fiscal 2005, the approximate 1.5% price increase that we took during the first quarter of fiscal 2006, and an increase in the number of stores serving lunch. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Restaurant sales for the first three quarters of 2006 reflect total discounts of approximately $8.6 million compared to $7.8 million during the same period in fiscal 2005.

Product. Product costs increased to $45.4 million for the first three quarters of fiscal 2006 from $44.9 million in the same period of fiscal 2005 but decreased as a percentage of sales to 24.9% from 25.5% during the same period of fiscal 2005. The increase in product costs in absolute dollars was driven by increased sales. Product costs decreased as a percentage of restaurant sales primarily as a result of a reduction in bar costs for tap beer and wine related to changes in serving sizes, as well as lower pricing resulting from our new distribution contract.

Labor. Labor costs increased by approximately $2.0 million, or 3.5%, to $60.4 million in the first three quarters of fiscal 2006 from $58.4 million in the same period of fiscal 2005 but decreased as a percentage of sales to approximately 33.1% in the first three quarters of fiscal 2006 as compared to 33.2% in the same period of fiscal 2005. The increase in absolute dollars was primarily a result of increased non-exempt labor due to higher guest counts and increased hiring of non-exempt labor coupled with increased management training to support the offering of lunch in additional restaurants. Labor costs improved as a percentage of sales primarily due to reductions in exempt labor.

Direct and Occupancy. Direct and occupancy expenses increased by approximately $2.0 million, or 3.9%, to $54.7 million in the first three quarters of fiscal 2006 from $52.7 million in the first three quarters of fiscal 2005. Direct and occupancy expenses increased as a percentage of sales to 30.1% in the first three quarters of fiscal 2006 as compared to 29.9% in the same period of fiscal 2005. The increase in direct and occupancy costs as a percentage of sales and in absolute dollars was primarily a result of rising utility prices, common area maintenance costs and to-go packaging prices. The increase in direct and occupancy costs in absolute dollars was also partially a result of increased credit card expenses resulting from increased sales.

Depreciation and Amortization. Total depreciation and amortization decreased by approximately $0.2 million, or 1.3%, to $9.7 million in the first three quarters of fiscal 2006 from $9.9 million in the first three quarters of fiscal 2005. Depreciation and amortization decreased as a percentage of sales to 5.3% in the first three quarters of fiscal 2006 as compared to 5.6% in the first three quarters of fiscal 2005. This decrease was primarily related to a write-down in fiscal 2005 of the restaurant assets of six Buca di Beppo restaurants.

General and Administrative. General and administrative expenses decreased by approximately $4.0 million, or 21.1%, to $14.9 million in the first three quarters of fiscal 2006 from $18.9 million in same period of fiscal 2005. General and administrative expenses decreased as a percentage of sales to approximately 8.2% in the first three quarters of fiscal 2006 as compared to 10.8% in the same period of fiscal 2005. The decrease in general and administrative costs as a percentage of sales and in absolute dollars was primarily a result of the receipt of $1.9 million with respect to the employee dishonesty insurance policy settlement and $0.9 million in connection with an insurance-related settlement in the third quarter of 2006, decreased legal and consulting fees related primarily to the internal investigation undertaken in fiscal 2005 and Sarbanes-Oxley compliance partially offset by an approximately $0.5 million expense related to the California class actions settlement. As described in Note 3 to our Condensed Consolidated Financial Statements, our first three quarters of fiscal 2006 included approximately $0.7 million of share-based compensation expense as a result of the adoption of SFAS No. 123(R). In accordance with the modified prospective transition method, we have not adjusted the financial results for our prior periods to include a comparable expense.

Loss on Impairment of Long-lived Assets. During the first three quarters of fiscal 2006 we recorded impairment charges of $0.2 million related to impairments of fixed assets. We recorded approximately $0.2 million of losses related to the purchase of equipment in restaurants that have previously been fully impaired due to amounts not being deemed recoverable by future cash flows of the restaurant.

Interest Expense. Interest expense remained relatively flat at approximately $2.2 million in both the first three quarters of fiscal 2006 and the first three quarters of fiscal 2005.

Income Taxes. We did not record a benefit from or provision for income taxes during the first three quarters of fiscal 2006 or 2005.

Discontinued Operations. During the first three quarters of fiscal 2006, net income from discontinued operations increased to $0.7 million from a net loss of $3.9 million in the same period of fiscal 2005. This increase was related to the operations of Vinny T’s of Boston. Vinny T’s of Boston had $0.9 million of operating income during the first three quarters of fiscal 2006 compared to a $3.6 million loss during the same period in fiscal 2005. During the first three quarters of fiscal 2006, Vinny T’s of Boston net income included $0.4 million of asset impairment charges. The Vinny T’s of Boston 2005 loss included $3.9 million of asset impairment charges.

Net Loss. During the first three quarters of fiscal 2006 our net loss improved to $4.6 million from $25.7 million in the same period of fiscal 2005. As a percentage of sales, net loss improved from a negative 14.6% to a negative 2.5%. This increase in dollars and as a percentage of sales was primarily related to an increase in restaurant sales, a decrease in asset impairments and a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 24, 2006, we held cash of approximately $1.2 million, a decrease of approximately $0.2 million from the fiscal 2005 year-end balance of approximately $1.4 million. The reduction in our cash balance was due primarily to an increased use of cash in our operating and investing activities driven by general and administrative expenses largely related to accounting and legal costs associated with the investigation of events that transpired under prior management, settlement of various lawsuits, increased medical claims, less favorable payment terms for our new food distributor, net decrease of gift card reserves, capital spending on a new accounting system, partially offset by proceeds received from insurance and lawsuit settlements.

Net cash used in operating activities was approximately $2.9 million for the thirty-nine weeks ended September 24, 2006 as compared to net cash used in operating activities of $3.5 million for the same period in fiscal 2005. The decrease of $0.6 million in the use of cash in operating activities is primarily related to the $2.3 million of proceeds received from insurance and lawsuit settlements and improved restaurant operating performance partially offset by general and administrative expenses related to accounting and legal costs associated with the investigation of events that transpired under prior management, the settlement of various lawsuits, increased medical claims and less favorable payment terms for our new food distributor. The 2006 activity included break-even cash flow from discontinued operations.

Net cash used in investing activities was $2.9 million for the first thirty-nine weeks of fiscal 2006 as compared to a $0.2 million use of cash from investing activities for the same period in fiscal 2005. The cash was used primarily for the purchase of a new accounting system and maintaining existing restaurant assets. The 2006 activity included investing cash uses of less than $50,000 relating to discontinued operations.

We use cash for property and equipment primarily to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. During fiscal 2005, we opened one new Buca di Beppo restaurant, no Vinny T’s of Boston restaurants and closed three Buca di Beppo restaurants. We are currently evaluating new prototypes for potential new restaurants to be opened subsequent to fiscal 2006 and we anticipate that total cash investment per Buca di Beppo restaurant, including pre-opening costs, will be approximately $2.8 million.

Our board of directors and management reached decisions to close three restaurants during fiscal 2005. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we established lease termination liabilities of approximately $0.4 million in fiscal 2005 based upon our estimate of the fair value of these obligations by either negotiating a settlement with the landlord or estimating the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties

Net cash provided by financing activities was $5.5 million in the first thirty-nine weeks of fiscal 2006 and $2.9 million for the same period in fiscal 2005.

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

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA as defined in the agreement, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement, that is not otherwise waived or cured. As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the amendment and waiver, we paid our lenders fees totaling $0.4 million and the interest rate on the term loan B portion of the credit facility was increased. As of December 25, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in March 2006. In exchange for the amendment and waiver, we paid our lender a fee of $0.1 million. The amendment also extended the term of the credit agreement by one year, ending on November 15, 2009. We were in compliance with our bank covenants as of September 24, 2006.

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

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of October 31, 2006, we had no outstanding borrowings under the term loan A facility, and approximately $5.5 million under our revolving credit facility. As of October 31, 2006, our current availability under the revolving credit facility was approximately $3.3 million.

Our capital requirements, including development costs related to the opening of additional restaurants, have been significant. We have reduced our development plans for fiscal 2005 and 2006 until we have executed proven strategies to consistently improve our comparable restaurant sales and our cash flow from operations. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. In addition, we have incurred and expect to incur significant costs related to the on-going litigation and related matters. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least the next twelve months. Additionally, the proceeds from potential additional sale-leaseback transactions would permit us, if necessary, to repay a portion of indebtedness under the credit agreement. There can be, however, no assurances regarding these assumptions. If our plans are not achieved, there may be further negative effects on our results of operations and cash flows, which could have a material adverse effect on us. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Share-Based Compensation

Prior to fiscal 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board SFAS No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to fiscal 2006, as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our ESPP as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each offering period. We had recognized compensation expense related to non-vested (restricted) stock issued to employees in fiscal 2005. In accordance with SFAS No. 123, we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.

Effective as of fiscal 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning in fiscal 2006 includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), expense for the unvested portion of previously granted awards outstanding on December 26, 2005, and compensation for the discount eligible employees receive as part of the ESPP. Results for prior periods have not been adjusted.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 3 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). Our decision to use historical volatility was based upon the lack of actively traded options on our common stock. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the thirty-nine week period ended September 24, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

Recent Accounting Pronouncements

See Note 7 to our Condensed Consolidated Financial Statements for discussion on new accounting standards.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen and thirty-nine weeks ended September 24, 2006 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•	Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of the success of our menu initiatives, “to go” efforts, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales pattern.

•	Product costs could be adversely affected by increased distribution prices by DMA, our principal food supplier, or a failure to perform by DMA, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

•	Labor costs could increase due to increases in the minimum wage as well as competition for qualified employees and the need to pay higher wages to attract a sufficient number of employees.

•	Direct and occupancy costs could be adversely affected by an inability to negotiate favorable lease terms, an inability to negotiate favorable lease termination terms, increasing supply costs or usage, marketing expenses, property taxes, common area maintenance expenses, utility costs or usage, repairs and maintenance expenses, or general economic conditions.

•	General and administrative expenses could increase due to competition for qualified employees, the need to pay higher wages to attract sufficient employees, legal and accounting costs, Sarbanes-Oxley compliance costs as well as general economic conditions.

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities and an increase in interest rates.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

•	The covenants and restrictions under our current line of credit and term loan facility could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	The borrowing availability under our current credit facility could be higher or lower due to increases or decreases in our financial performance, ability to maintain debt covenants, and other debt-related issues.

•	Our capital requirements could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	The actual impact of our Buca Small initiative could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•	Additional factors that could cause actual results to differ include: an adverse outcome of the SEC investigation; failure in remediating internal control deficiencies; an adverse outcome of pending legal proceedings; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with terrorism and our country’s war on terrorism; risks associated with actual or alleged food-borne illness; risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $15 million (including a letter of credit sub-facility of up to an aggregate of $5.7 million); and (b) a term loan A facility of up to an aggregate of $5 million. The interest rate on the term loan A facility is Wells Fargo’s reference rate plus 2.50 percentage points. As of October 31, 2006, we had approximately $5.5 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $55,000.

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

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of September 24, 2006, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 that have not been remediated. In fiscal 2005 and continuing in fiscal 2006, we have begun to remediate identified deficiencies and material weaknesses in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 for more information about the deficiencies we have identified and the remediation we have taken and expect to take.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2004, two of our former hourly employees filed a purported class action suit against us in the Orange County Superior Court, State of California. The action was later transferred to the Los Angeles Superior Court, State of California, and subsequently resolved as described below. The complaint alleged causes of action for failure to pay wages/overtime, failure to allow meal breaks, failure to allow rest breaks, failure to pay reporting time pay, violation of Business & Professions Code Section 17200, and certain statutory damages and penalties. Mediation occurred in February 2005, at which time the parties reached a tentative settlement. The settlement was preliminarily approved by the court on September 21, 2005 and the court entered its order approving the settlement on January 25, 2006. Subsequently, notice and claim forms were mailed to the defined class, and class members have filed claims. Based on estimates received from external legal counsel, we recorded an estimated settlement expense of $1.8 million in fiscal 2004 associated with this legal action. We accrued an additional $0.5 million in settlement expense in the third quarter of fiscal 2006 in connection with this matter, as the claims received were higher than we had anticipated. We have paid approximately $0.8 million as of October 31, 2006 and expect to pay the remaining amounts of this settlement before the end of fiscal 2006.

In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We believe that the SEC largely has completed its investigation of the Company, with which we cooperated and assisted, and we expect to reach a resolution of this matter with the SEC.

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). The lead plaintiffs alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. The Court has allowed plaintiffs 45 days to replead by filing a second amended complaint. We do not know whether or not plaintiffs will file a second amended complaint. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

On July 25, 2005, we filed a civil action against two of our former officers, Greg Gadel and John Motschenbacher, in the Hennepin County District Court, Minneapolis, Minnesota. Gadel was our Chief Financial Officer until February 2005. Motschenbacher was an officer since 1999, and our Senior Vice President and Chief Information Officer from February 2004 until March 15, 2005. We alleged that Gadel and Motschenbacher breached the fiduciary duties of loyalty, good faith, and due care that they owed to us during their tenure as officers, and unjustly enriched themselves, by (1) causing us to enter into unfavorable transactions with companies with which Gadel and Motschenbacher had undisclosed, material financial dealings, (2) causing us to overpay for goods and services provided by vendors with which Gadel and Motschenbacher had undisclosed, material financial dealings, (3) soliciting and receiving undisclosed kickbacks from several vendors, and (4) seeking and receiving improper reimbursement from us for business expenses that were, in fact, personal in nature, such as family vacations. We sought damages against each of Gadel and Motschenbacher in an amount in excess of $50,000, disgorgement of the compensation that we paid to Gadel and Motschenbacher during the period that they were faithless fiduciaries, reimbursement of our costs of investigation, and an award of interest, attorneys’ fees, and costs of litigation. In connection with this action, we submitted an employee dishonesty insurance claim to our insurer Great American Insurance Company (“Great American”). Great American paid us approximately $1.9 million for our claim in exchange for a policy release, and we transferred to Great American our rights of recovery in this action. Great American also assumed the liability for future legal expenses in connection with this action. Since then, this action has been settled and dismissed. The settlement payments made by Gadel and Motschenbacher were paid to Great American.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our restaurant general managers, known as Paisano Partners, to purchase between $10,000 and $20,000 of our common stock. We provide the Paisano Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to buy out a Paisano Partner’s entire equity interest purchased under the Paisano Partner program at the purchase price of the equity interest paid by the Paisano Partner either (1) upon the initiation of bankruptcy proceedings by or against the Paisano Partner within five years after the purchase date of the equity interest or (2) if the Paisano Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner equity shares issued in accordance with this program during the third quarter of fiscal 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended July 23, 2006	—	—	—	$1,079,944
Four-week period ended August 20, 2006	2,954	$6.03	—	1,059,945
Five-week period ended September 24, 2006	4,214	$5.52	—	1,149,927

Total	7,168	$5.73	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amendment Number Six to Credit Agreement, dated as of August 11, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.2	Amendment Number Seven to Credit Agreement, dated as of October 1, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: November 1, 2006	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ Dennis J. Goetz
Dennis J. Goetz
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amendment Number Six to Credit Agreement, dated as of August 11, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.2	Amendment Number Seven to Credit Agreement, dated as of October 1, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.