Form 10-K
period 2006-12-31
BUCA INC /MN
filed 2007-03-14
CIK 1046501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

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

(612) 225-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	Nasdaq National Market System

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 25, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $69,284,780 based on the closing sale price for BUCA, Inc.’s common stock as reported on the Nasdaq Stock Market on that date. Shares of common stock held by each executive officer and director of the registrant have been excluded from this computation in that such persons may be deemed to be affiliates. These numbers are provided only for the purpose of this report on Form 10-K and do not represent an admission by either the registrant or any such person as to the status of such person.

As of March 8, 2007 the registrant had 20,910,433 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2007 are corporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “working toward,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

Overview

BUCA, Inc. currently owns and operates 92 full service restaurants under the name Buca di Beppo. The majority of our revenues are generated from the sale of food and beverages. Our restaurants offer high quality, family-style Italian cuisine served in small and large family-style portions meant for sharing in a fun and energetic atmosphere that reflects the decor and ambiance of post-World War II Italian/American restaurants.

We design each of our restaurants to be a fun, lively destination. Each Buca di Beppo restaurant is unique, which reinforces our image as a collection of neighborhood restaurants. Our food, decor and large servings all promote a fun, celebratory and socially interactive dining experience that emulates a traditional Italian/American meal. Our objective is to become the favorite Italian restaurant concept in each of the markets in which we operate.

Our Menu

We believe that the authenticity, quality and consistency of our food are the most important components of our long-term success. In contrast to the levity of our decor and ambiance, we take menu development and food preparation very seriously. Our Buca di Beppo menu is based on authentic Italian family recipes handed down from generation to generation. Most recipes come from the southern region of Calabria, but we also offer northern Italian favorites. We make occasional trips to Italy and Sicily to find new recipes for our menus that are then extensively tested and refined before introduction in our restaurants.

Some of our restaurant’s most popular menu items include Fresh Mozzarella Caprese, Apple Gorgonzola Salad, Margherita Pizza, Fresh Salmon with Pesto, Penne Arrabbiata, Chicken Canneloni, Fettuccine Supremo, Chicken with Lemon, Garlic Mashed Potatoes, Tiramisu and our Spaghetti and Meatballs. Our food is generally meant to be shared and served on family style platters for passing around the table. Dishes are currently available in two portion sizes: Buca Small serves two or more and Buca Large serves four or more. In family-style serving, items are shared by the entire table, which encourages guests to interact and enjoy the meal together.

We also offer Daily Specials centered on our popular Italian cooking. We believe that our Daily Specials play a vital role in keeping the menu fresh and allow us to test prospective menu items. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the Italian kitchen.

During fiscal 2004, in an effort to increase our guest counts by attracting smaller parties and allowing our guests to try a wider variety of our menu items, we introduced smaller portion sizes for a majority of entrees on our menu. This concept, which we call Buca Small, has been implemented at all of our Buca di Beppo restaurants and accounted for about 40.3% of our total food sales in fiscal 2006.

During fiscal 2006, we added our lunch menu to an additional 67 restaurants, the majority of those being added in the fiscal fourth quarter, bringing the total number of restaurants serving lunch during fiscal 2006 to 76, or 82% of the system. Our lunch menu is served only at lunch but is in addition to our traditional family-style dinner menu which is available at all times. Lunch portions at Buca di Beppo are intended for single person dining and include resized favorites from the dinner menu as well as a variety of sandwiches, all competitively priced for the lunch daypart. We believe that the expansion of the lunch menu not only provides for incremental sales both in the restaurant and for take-out, but also represents an opportunity to build brand awareness through increased dining exposure.

In 2007, we began testing single portions, which we call “Buca Mio” in selected restaurants.

All of our menu items can be enjoyed either in the restaurant or as take-out. In fiscal 2006, take-out sales represented approximately 9.4% of our total sales. We believe that take-out represents a continued opportunity to build our sales. However, we expect that as our take-out sales increase, our alcohol sales will likely decrease as a percentage of total sales as off-site sales of alcohol and liquor are generally not allowed at our restaurants.

We also offer all-inclusive (excluding alcoholic beverages) pre-fixed menus for large banquets and events with prices ranging from $21.95 to $35.95 per person.

Our menu pricing is consistent within a market, but may differ slightly market-to-market. The average check per Buca di Beppo guest in fiscal 2006 was approximately $19.93 (including beverages). In fiscal 2006, alcoholic beverages, primarily table wine, accounted for approximately 18.1% of restaurant sales at our Buca di Beppo restaurants.

Operations

Our ability to effectively manage restaurants in diverse geographic areas will continue to be critical to our success. We currently have eight Divisional Vice Presidents (DVPs) who report directly to our Senior Vice President of Operations. Each of these DVPs is expected to effectively manage up to 13 restaurants and supervise and assist each restaurant manager, or “Paisano Partner,” within his or her territory with the goal of achieving targeted profitability through the successful implementation and operation of our Buca di Beppo concept. We team a Divisional Culinary Supervisor with each of our DVPs with the goal of improving the quality and consistency of our menu throughout the system. The typical Buca di Beppo restaurant management team consists of a Paisano Partner, a Chef Partner, an Assistant General Manager and a Sous Chef.

A majority of the managers and chefs at Buca di Beppo restaurants participate in the Paisano/Chef Partner Programs. Under the Paisano/Chef Partner Programs, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. The Paisano Partners and Chef Partners also receive stock options and Paisano Partners are required to purchase either $10,000 or $20,000 of our common stock while Chef Partners are required to purchase $5,000 of our common stock at the time of employment in their position.

The majority of our restaurants are open seven days a week for lunch and dinner, typically opening at 11 a.m. and closing at 10 p.m. on weekdays and 11 p.m. on weekends. Our dinner-only restaurants typically open at 4 p.m. during the week and at 11 a.m. on the weekends.

Recruiting and Training

We actively recruit, hire, and promote qualified individuals who demonstrate a commitment to guest service. Whenever possible, we strive to promote from within. Our competitive compensation plan for restaurant management features a base salary and benefits package. We also offer a management bonus plan that rewards restaurant management teams for achieving financial objectives.

All new restaurant employees receive extensive training to enable them to excel in their respective positions. Those programs include on-the-job training and, for certain positions, classroom instruction. We have developed tools to allow employees to be assessed at pre-determined stages within the training period.

Each new member of the restaurant management team participates in a ten-week training program that includes kitchen training. In addition, we offer BUCA University (“BUCA U”), a one-week training opportunity at our corporate training center in the Paisano Support Center in Minneapolis. The BUCA U program includes interactive classroom instruction led by members of the corporate management team, hands-on training in one of our restaurants, dinner at the original restaurant in downtown Minneapolis and a quality-review session in one of our restaurants.

Additional training tools are available, including comprehensive employee training manuals featuring our procedures, standards, controls and food line management systems. Most training materials for restaurant personnel are available in both English and Spanish.

Marketing

We historically have spent between 3.0% and 3.5% of our total sales on marketing. In fiscal 2006, we spent approximately 3.0% of our total sales on marketing. We use a majority of these funds on newspaper advertisements, internet marketing and targeted direct mail. We employ an advertising agency and several specialized marketing groups for our marketing program. One important marketing initiative during fiscal 2006 was the growth of our eClub, an Internet-based marketing program that is designed to increase customer loyalty and drive repeat business. As of the end of fiscal 2006, we had approximately 725,000 members in the Buca di Beppo eClub. We promote our central reservation system and the use of our toll-free reservation number, 1-866-EAT-BUCA, to enhance use of reservations. We also encourage our Paisano Partners to involve themselves in the community to maximize the return on local advertising, public and community relations.

Our marketing strategy is based upon accomplishing several key marketing objectives. Our primary goals are to improve overall brand awareness, gain acceptance from new users, improve average frequency of visit and enhance the image of Buca di Beppo as a premier Italian dining destination. Buca di Beppo is a multi-market chain operating in 39 markets. In order to increase awareness and brand acceptance, we employ a range of national and local media, including USA Today (national edition), major market newspapers, neighborhood papers, targeted direct mail, eClub and other local marketing support such as radio and public relations programs. Our messages focus heavily on the quality of our food, which was perceived to be near the top of our industry according to an April 2005 study completed by an independent research firm retained and paid for by us.

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

We are using Distribution Market Advantage (“DMA”) as our primary food distributor. DMA is a cooperative of multiple, independently owned distributors located across the United States. We believe that all essential food and beverage products are available from other qualified suppliers at competitive prices should an alternative source be required.

New Restaurant Site Selection and Development

From fiscal 2000 to 2003, we pursued a rapid expansion strategy, opening 17 Buca di Beppo restaurants in each of fiscal 2000 and 2001, and 14 in each of fiscal 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we slowed our development, opening three restaurants and closing two, and have since focused on the development and implementation of appropriate strategies to improve our comparable restaurant sales trends. In fiscal 2005, we opened one Buca di Beppo restaurant and closed three. In fiscal 2006 we did not open any new restaurants, and divested the Vinny T’s of Boston restaurants. We expect to resume new restaurant openings and are working toward opening one new restaurant in fiscal 2007 and three to five new restaurants in 2008. We also intend to explore the option of franchising and selling development rights to our restaurants in certain select markets beginning in fiscal 2007.

We anticipate over the next several years that the majority of our new restaurants will be in existing markets. Opening restaurants in existing markets enables us to increase our operational, marketing and recruiting efficiencies.

Our site selection process is critical to our success. We devote substantial effort to evaluating each existing market and potential site for suitable demographic, financial and physical characteristics. To assist in that effort, we have engaged a consultant to develop a formal demographic model in fiscal 2007, which will be used to analyze existing location performance and predict future site expectations. Our current site criteria allows the flexibility to be located in both urban and suburban locations, including regional shopping malls, in-line shopping centers, retail and entertainment centers and freestanding buildings in both commercial and residential neighborhoods.

Our current restaurant complement is composed of conversions and multiple prototypes, ranging in square footage from approximately 4,400 to 11,800. In fiscal 2004, our new Buca di Beppo leased restaurants required, on average, a total cash investment of approximately $2.5 to $3.0 million. In fiscal 2006, we engaged an architectural firm to update our current prototype to help reduce both initial investment and on-going maintenance costs through value engineering, energy management systems and an updated kitchen design to better accommodate our menu changes over the years. This prototype design is expected to be completed in fiscal 2007.

Our leases are typically ten years in length with four five-year option periods. In the past, we have purchased land as we found suitable locations. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Information Technology

We utilize a centralized data and support center, which houses all the corporate networking and application systems to collect information, maintain technical controls and support our restaurants. Financial controls are maintained through a centralized accounting system, which includes a sophisticated restaurant-level theoretical food cost program and a labor scheduling and tracking program. All of our restaurants are connected via a high-speed network to provide integrated data and voice capabilities. Each restaurant has its own internal network that links the point of sale system, the restaurant accounting system and voice communications. A call center located at our Paisano Support Center takes telephone and Internet reservations for all of our Buca di Beppo restaurants. Together, these systems provide an integrated management system which is used to monitor restaurant sales, product and labor costs, and other restaurant trends on a daily, weekly and monthly basis. This information is then made available to management for analysis and comparison to budget and to historical information.

Employees

As of December 31, 2006, we had approximately 6,170 employees, which included 141 administrative and executive personnel and 392 restaurant management personnel; the remainder being hourly restaurant personnel.

None of our employees is covered by collective bargaining agreements and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive, and we strive to create a working environment which reflects our principles and values of justice, hospitality and excellence.

Intellectual Property

We have registered with the United States Patent and Trademark Office the service marks “BUCA,” “BEPPO,” “BUCA DI BEPPO,” “BUCA DI BEPPO” (stylized), “BUCA DI BEPPO” & design, “BUCA TO GO,” Mama BUCA I design, Mama BUCA II design and Pouring Chianti Bottle design. In addition, we have trademark registrations for “BUCA” and “BUCA DI BEPPO” in the following countries: Benelux, Denmark, Finland, Germany, Iceland, Ireland, Norway, Sweden and the United Kingdom. We believe that our trademarks, service marks, trade dress and other proprietary rights have significant value and are important to the marketing of our restaurant concepts. We have in the past protected our proprietary rights and expect to continue to vigorously protect those rights in the future. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation and/or infringement of these rights or the use by others of restaurant features based upon, or otherwise similar to, our overall concepts. It may be difficult for us to prevent others from copying discrete elements of our concepts and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations may claim that our name is confusingly similar to their names and may try to prevent us from using our marks in those locales.

Our History

The Buca di Beppo concept was created in Minneapolis in 1993 by BUCA Ventures, Inc. On December 31, 1994, Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area, acquired BUCA Ventures, Inc. On September 30, 1996, we were spun-off from Parasole. In 1999, we had our initial public offering of stock and became a public company. In January 2002, we purchased the assets of the nine Vinny T’s of Boston restaurants, formerly known as Vinny Testa’s Italian-American Restaurant. We sold the Vinny T’s of Boston restaurants in September 2006.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990 (ADA), which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of any such renovations is not expected to materially affect us.

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

Item 1A.    Risk Factors

We May Be Unable to Return to Profitability or Raise Additional Capital

We recorded net losses of $38.1 million in fiscal 2004, $32.1 million in fiscal 2005 and $3.6 million in fiscal 2006 and an accumulated deficit of $103.5 million as of December 31, 2006. We may not achieve revenue growth, generate positive cash flows or return to profitability in the future. We have entered into long-term leases for many of our restaurants, which limits our ability to either close individual restaurant locations (without significant continuing liabilities) or improve their operating cash flow. Our current credit facility also limits our ability to build new restaurants, which has contributed to our decision to slow down our future development plans and develop a revised plan to improve our core business through improving our comparable restaurant sales and margins. Failure to achieve these objectives may limit our future growth, cause our stock price to decline and make it difficult to raise additional capital.

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

In addition, failure to maintain the covenants required by our credit facility could result in acceleration of our indebtedness under the credit facility. Our inability in the future to comply with the covenant requirements under the credit facility and to obtain a waiver of such violations could impair our liquidity and limit our ability to operate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of the Consolidated Financial Statements for discussion of our credit facility, covenant requirements and effects on our business.

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

Although we expect that borrowings under our credit facility, combined with other resources, will be sufficient to fund our capital requirements at least through fiscal 2007, this may not be the case. Our credit facility limits our capital expenditures in future years, including a maximum of $13 million in fiscal 2007, subject to the satisfaction of certain bank covenants. We may be required to seek additional capital earlier than anticipated if:

•	future actual cash flows from operations fail to meet our expectations;

•	costs and capital expenditures for new restaurant development exceed anticipated amounts;

•	landlord contributions, loans and other incentives are lower than expected;

•	the costs of the SEC investigation and other related litigation exceed anticipated amounts;

•	we were to acquire an additional concept or company or pursue other strategic ventures;

•	we are required to reduce prices to respond to competitive pressures; or

•	we are unable to achieve the required bank covenants.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our historical and anticipated capital needs.

We May Be Unable to Maintain Favorable Comparable Restaurant Sales Results

Improvements in comparable restaurant sales are a key measure of financial health for our overall company as well as for our individual restaurants. We experienced a decline in comparable restaurant sales in each year from fiscal 2001 through fiscal 2004 for our Buca di Beppo restaurants. Although we experienced an increase in comparable restaurant sales for Buca di Beppo in fiscal 2005 and fiscal 2006, we may not see improvements in comparable restaurant sales in the future. If we are unable to achieve and maintain positive comparable restaurant sales, we may continue to experience operating losses or negative cash flows and we may close those restaurants, which could result in significant exit costs, including lease termination costs. See Note 4 to our Consolidated Financial Statements for a discussion of the lease termination costs that we incurred in fiscal 2005 and 2006.

Our Business Could Be Materially Adversely Affected if We Are Unable to Expand in a Timely and Profitable Manner

During fiscal 2005, we opened one new restaurant and closed a total of three. During fiscal 2006, we did not open any new restaurants and, in the first quarter of fiscal 2007, we closed one restaurant. This reflects a reduction in our expansion activities relative to our history. We intend to resume openings and are working toward opening one new restaurant in fiscal 2007 and three to five new restaurants in fiscal 2008. To grow successfully through new restaurant additions, we must open new Buca di Beppo restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows. Our ability to expand successfully will depend on a number of factors, some of which are not entirely within our control, including the:

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable leases;

•	timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

•	management of construction and development costs of new restaurants;

•	securing of required governmental approvals, permits and licenses;

•	recruitment of qualified operating personnel, particularly Paisano Partners and Chef Partners;

•	competition in new markets;

•	limitations under our credit facility; and

•	general economic conditions.

In addition, we may enter new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets.

Insurers Could Deny or Rescind Coverage for the Securities Litigation Filed Against Us which Could Result in a Significant Uninsured Loss

A civil action has been filed against us asserting claims under the Securities Exchange Act of 1934, and seeking compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We are not able to predict the ultimate outcome of this litigation, and the total costs cannot be reasonably estimated at this time, however, the plaintiffs are likely to seek damages in an amount that would be significant and material to us. While we have had and continue to maintain directors’ and officers’ insurance and have submitted the suit to our insurers for coverage, our insurers have reserved their rights with respect to coverage. If our insurers were to attempt to deny or rescind coverage and were ultimately successful, we could face significant legal expenses in defending the action and we would have to pay any judgment to, or settlement with, the plaintiffs from our own resources. In addition, any judgment could be in excess of our policy limits, requiring us to pay the remainder directly ourselves. Such denial, rescission or judgment in excess of the policy limits would likely have a material adverse effect on our financial condition, results of operation and cash flows.

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

Competition May Adversely Affect Our Operations and Financial Results

The restaurant business is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than we do. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. If we are unable to effectively compete within the restaurant industry, our operations and financial results could be adversely affected. See “Item 1. Business—Competition” for a discussion of the competition we face.

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

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleges that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We have responded to the Second Complaint and have moved to dismiss it. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

See also “—An Unfavorable Finding in the Ongoing SEC Investigation Could Have a Material Adverse Effect on Us” above for a description of an on-going SEC investigation.

Multi-unit restaurant businesses can also be adversely affected by publicity resulting from poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend on the Buca di Beppo brand for all of our revenues, unfavorable publicity relating to one or more Buca di Beppo restaurants could have a material adverse effect on our business, results of operations and financial condition.

Additional Instances of Food Borne Illnesses, Avian Flu, “Mad Cow” Disease or Other Similar Matters Could Have a Material Adverse Effect on Us

In 2006, several nationally known restaurants experienced outbreaks of food poisoning believed to be caused by E.coli contained in the produce they used. In addition, E. coli was also reported in fresh spinach which resulted in us removing several items, including a popular salad, from our menu until we can confirm the safety of the fresh spinach we purchase. In 2004 and 2005, Asian and European countries experienced outbreaks of avian flu. Incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause changes in consumer preference. As a result, our sales could decline.

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

Inflation Could Materially Adversely Affect Our Operating Results

The majority of our operating expenses have increased due to inflation. Because we are in a competitive industry, we may be limited in the amount of menu prices we can increase. If we are unable to offset increases in operating expenses due to inflation, it could materially adversely affect our business, financial condition, operating results or cash flows.

Increased Food Costs Could Materially Adversely Affect Our Operating Results

Our operating results depend in part on our ability to anticipate and react to changes in food costs. Our agreement with DMA runs to April 2011. Any increase in distribution prices or failure to perform by DMA could cause our food costs to increase. In addition, various factors beyond our control, including adverse weather conditions, fluctuations in foreign currency and governmental regulation, may affect our food costs. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could materially adversely affect our business, financial condition, operating results or cash flows.

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

Increased Energy Costs and Power Outages May Adversely Affect Our Operating Results

Our success depends in part on our ability to absorb increases in utility costs. Utility costs have been increasing across the country and various regions of the United States in which we operate multiple restaurants, particularly California, have experienced significant and temporary increases in utility prices. We have in the past closed restaurants on a temporary basis due to the inability to receive electrical power. If these increases should recur or continue, it may adversely affect our operating results. Additionally, our contract with our primary food distributor, DMA, allows for some fluctuation in distribution fees based on the price of diesel fuel. A significant increase in the price of diesel fuel may result in increased expenses.

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

The terrorist attacks on the United States had a significant impact on the portion of our business that is celebratory in nature and adversely affected our restaurant sales and profitability. The threats of additional terrorists’ attacks and continuing uncertainty created by the war on terrorism, could cause a potential downturn in the economy and a decrease in consumer spending. These factors could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease the land and building at 53 of our Buca di Beppo restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 37 restaurant locations and own the land and building at two locations. Current restaurant leases have expiration dates ranging from 2007 to 2029, excluding options to renew for additional periods of time. Generally, our leases provide for minimum annual rent, and many leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require us to pay the costs of insurance, taxes and a portion of the lessor’s operating costs.

We currently own and operate 92 Buca di Beppo restaurants located in 39 markets in 25 states and the District of Columbia.

Market	Number of Buca di Beppo Restaurants
Phoenix, Arizona	4
Los Angeles, California	12
Sacramento, California	2
San Diego, California	3
San Francisco, California	4
Denver, Colorado	3
Colorado Springs, Colorado	1
Daytona Beach, Florida	1
Jacksonville, Florida	1
Miami, Florida	4
Orlando, Florida	2
Naples, Florida	1
Tampa Bay, Florida	2
Atlanta, Georgia	1
Honolulu, Hawaii	1
Chicago, Illinois	4
Indianapolis, Indiana	3
Kansas City, Missouri	1
Louisville, Kentucky	1
Detroit, Michigan	3
Minneapolis/St. Paul, Minnesota	5
Las Vegas, Nevada	2
Cherry Hill, New Jersey	1
Albuquerque, New Mexico	1
Albany, New York	1
Charlotte, North Carolina	1
Cincinnati, Ohio	1
Cleveland, Ohio	3
Columbus, Ohio	2
Philadelphia, Pennsylvania	5
Pittsburgh, Pennsylvania	2
Nashville, Tennessee	1
Austin, Texas	1
Dallas, Texas	3
Houston, Texas	2
Salt Lake City, Utah	2
Seattle, Washington	2
Milwaukee, Wisconsin	1
Washington, D.C./Maryland	2

92

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

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleges that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On February 26, 2007, we filed a motion to dismiss the Second Complaint, which is scheduled for hearing on June 22, 2007. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item X.    Executive Officers of the Registrant

Set forth below is certain information concerning our executive officers:

Name	Age	Position with the Company
Wallace B. Doolin	60	Chairman of the Board and Chief Executive Officer
John T. Bettin	51	President
*Modesto Alcala	44	Chief Operating Officer
Richard G. Erstad	42	General Counsel and Secretary
Stephen B. Hickey	62	Chief Marketing Officer
Kaye R. O’Leary	47	Chief Financial Officer
Cynthia C. Rodahl	52	Chief Family Resource Officer

*	Ceased employment with the Company on January 2, 2007.

Wallace B. Doolin joined BUCA, Inc. in November 2004 as our Chairman of the Board, President and Chief Executive Officer. Mr. Doolin has more than 35 years of restaurant industry experience. From 2002 to 2004, Mr. Doolin served as Chief Executive Officer of La Madeleine Bakery and Bistro, a 64-restaurant chain, which he helped reengineer and reposition the brand and prepare for its next stage of growth. Prior to joining La Madeleine, Mr. Doolin served as Chief Executive Officer and President of Carlson Restaurants Worldwide (“CRW”) and TGI Friday’s (“Friday’s”) from 1994 to 2002 and as Senior Vice President and Executive Vice President of CRW and Friday’s from 1989 to 1993. During his more than 13 years with CRW and Friday’s, he oversaw Friday’s growth from 135 U.S. restaurants to more than 700 units in 57 countries. He also was responsible for the acquisition of Pick Up Stix, which brought CRW’s restaurant total to 770. From 1984 to 1986, Mr. Doolin served as President of Applebee’s. From 1972 to 1989, he held senior leadership positions at W.R. Grace’s Restaurant Division, Flakey Jake’s, Inc., and Steak and Ale Restaurants. Mr. Doolin has received the IFMA Silver Plate and NRN Golden Chain awards. He is a board member emeritus of the National Restaurant Association and past chairman of its Education Foundation and a member of the board of Caribou Coffee Company. He also is chairman of the ALIMA Fund, a fund for international children through Share Our Strength, a leading children’s anti-hunger organization.

John T. Bettin joined BUCA, Inc. in September 2006 as our President. Mr. Bettin began his career at Houlihan’s, part of Gilbert/Robinson, where he progressed from Corporate Executive Chef and Director of Culinary to Vice President of Operations to Senior Vice President of Concept Development. In 1994, he became Executive Vice President of Operations for Capital Restaurant Concepts and, from 1998 to 2005, was President of Morton’s of Chicago, a restaurant company. While at Morton’s he led and directed operations, purchasing, marketing, finance, information services, human resources and training. In 2005, Mr. Bettin joined Potbelly Sandwich Works, a restaurant company, as its Chief Operations Officer and Senior Vice President.

Modesto Alcala joined BUCA, Inc. in February 2005 as our Chief Operating Officer and served in that position until January 2007. Mr. Alcala has more than 20 years of multi-unit restaurant experience. From 2004 to 2005, Mr. Alcala served as President and Chief Operating Officer for Copeland’s Famous New Orleans Restaurants and Bistros where he led operations for this full-service casual dining restaurant group. From 2001 to 2004, he was Vice President of Operations for Barnes & Noble, Inc., a bookstore with 600 cafes nationwide. From 1999 to 2001, Mr. Alcala also held management positions with Carlson Restaurants Worldwide, an operator of high volume upscale full-service concepts including Timpano Italian Chop House, Samba Room, and Mignon Steak House.

Richard G. Erstad joined BUCA, Inc. in April 2005 as our General Counsel and Secretary. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP, a law firm, from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions, including representing BUCA, Inc. on a variety of matters. He is a member of the Minnesota Bar.

Stephen B. Hickey joined BUCA, Inc. in January 2004 as our Chief Marketing Officer. Mr. Hickey brings over 36 years of marketing and consulting experience to BUCA, Inc. Mr. Hickey has held senior marketing executive positions with several major quick-service and full-service restaurant chains. He launched his restaurant career at McDonald’s in 1975, where he served in several capacities including Staff Director of National Marketing. From 1982 to 1994, he held Vice President of Marketing positions with Hardee’s Food Systems, Applebee’s, Wendy’s, International, Inc. and TGI Friday’s. From 2000 to 2003, Mr. Hickey served as Senior Vice President of Marketing for Creative Consumer Concepts, a kids and family marketing company serving the restaurant industry.

Kaye R. O’Leary joined BUCA, Inc. in March 2005 as our Chief Financial Officer. From 2001 to 2005, Ms. O’Leary was Vice President of Finance for Navitaire, Inc., a wholly owned subsidiary of Accenture Inc., which provides outsourced technology solutions to the airline industry. From 2000 to 2001, Ms. O’Leary was Vice President and Chief Financial Officer for Onelink, Inc., a provider of Internet-based business intelligence services to the telecommunications industry. From 1995 to 2000, Ms. O’Leary also served as Vice President, Corporate Business Planning for Carlson Companies, Inc.

Cynthia C. Rodahl joined BUCA, Inc. in March 2005 as our Chief Family Resource Officer. Ms. Rodahl brings more than 23 years of corporate human resources experience to BUCA, Inc. From 2004 to 2005, Ms. Rodahl was Vice President of Human Resources and Safety for Transport Corporation of America, a trucking company. From 1999 to 2004, she served as Vice President of Human Resources for Carlson Marketing Group and Carlson Wagonlit Travel, a travel agency. Prior to that, she held a variety of senior human resources positions, including serving as Vice President of Human Resources, during her 18-year career at the Pillsbury Company.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq National Market System under the symbol “BUCA.” As of March 8, 2007, there were approximately 710 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported by the Nasdaq Stock Market.

Period	High	Low
2005 First Quarter	$7.17	$6.24
2005 Second Quarter	6.46	4.20
2005 Third Quarter	6.86	5.01
2005 Fourth Quarter	6.19	5.06
2006 First Quarter	5.99	5.05
2006 Second Quarter	6.54	4.73
2006 Third Quarter	5.55	5.01
2006 Fourth Quarter	5.43	4.28

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

Our Paisano Partner program requires our Paisano Partners to purchase either $10,000 or $20,000 of our common stock at fair market value. We have also added a Chef Partner program in 2006 allowing chefs who wish to become Chef Partners to purchase $5,000 of our common stock at fair market value. We provide the Paisano and Chef Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initial bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner and Chef Partner equity shares issued in accordance with this program during the fourth quarter of fiscal 2006.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
Four-week period ended October 22, 2006	8,270	$6.04	—	$1,169,913
Four-week period ended November 19, 2006	—	—	—	$1,329,888
Six-week period ended December 31, 2006	4,970	5.63	—	$1,734,721

Total	13,240	$5.89	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the Paisano Partner and Chef Partner programs.

Performance Graph

The graph below compares the cumulative total shareholder return(1), assuming the reinvestment of all dividends on our common stock for the period beginning December 30, 2001, and ending on December 31, 2006.

	December 30, 2001	December 29, 2002	December 28, 2003	December 26, 2004	December 25, 2005	December 31, 2006
Nasdaq Stock Index	$100.00	$68.49	$99.99	$109.59	$114.96	$124.11
Standard & Poor’s Small Cap Restaurant Index	100.00	93.25	124.58	151.70	160.28	174.76
BUCA, Inc.	100.00	50.90	42.76	47.56	33.72	30.83

(1)	Assumes that $100 was invested on December 30, 2001, in our common stock at an offering price of $15.60 and at the closing sales price for each index, and that all dividends were reinvested. We have not declared dividends on our common stock. You should not consider shareholder returns over the indicated period to be indicative of future shareholder returns.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share, per share and operating data)

The following selected consolidated statements of operations and balance sheet data for the five fiscal years ended December 31, 2006 are derived from our Consolidated Financial Statements. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and their notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K. In addition, based on the sale of the Vinny T’s of Boston brand and associated restaurants in September 2006 and the closure of three Buca di Beppo restaurants in the fourth quarter of fiscal 2005, we have reflected the assets and liabilities of Vinny T’s of Boston as “held for sale” and the associated financial results of Vinny T’s of Boston and the three closed restaurants have been excluded from income from continuing operations and classified as “discontinued operations”. See discussion in Note 2 of the Consolidated Financial Statements for more information on this treatment.

	Fiscal Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002
Restaurant sales	$253,813	$238,959	$223,458	$216,345	$199,978
Restaurant costs:
Product	63,307	60,717	56,446	53,721	49,577
Labor	83,771	78,761	74,036	69,662	61,015
Direct and occupancy	74,884	71,855	66,413	59,410	48,801
Depreciation and amortization	12,783	13,205	13,632	14,612	12,761

Total restaurant costs	234,745	224,538	210,527	197,405	172,154
General and administrative expenses	20,635	26,904	21,264	19,032	17,065
Pre-opening costs	—	243	1,324	2,790	3,440
Loss on impairment and sale of long-lived assets (1)	282	9,822	7,773	16,077	382
Lease termination charges	—	434	1,939	—	—

Operating (loss) income	(1,849)	(22,982)	(19,369)	(18,959)	6,937
Interest income	221	48	71	95	188
Interest expense	(2,933)	(3,429)	(2,193)	(2,349)	(1,341)
Loss on early extinguishment of debt	—	(675)	(1,677)	—	(394)

(Loss) income before income taxes	(4,561)	(27,038)	(23,168)	(21,213)	5,390
Income taxes	—	—	—	(2,121)	(1,951)

Net (loss) income from continuing operations	(4,561)	(27,038)	(23,168)	(23,334)	3,439
Net income (loss) from discontinued operations, net of tax	953	(4,700)	(14,975)	(1,339)	1,018

Net (loss) income before cumulative effect of change in accounting principle	(3,608)	(31,738)	(38,143)	(24,673)	4,457
Cumulative effect of change in accounting principle	—	(363)	—	—	—

Net (loss) income	$(3,608)	$(32,101)	$(38,143)	$(24,673)	$4,457

Net (loss) income from continuing operations per share—basic	$(0.23)	$(1.33)	$(1.19)	$(1.39)	$0.21

Net income (loss) from discontinued operations per share—basic	$0.05	$(0.23)	$(0.76)	$(0.08)	$0.06

	Fiscal Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002
Cumulative effect of accounting change per share—basic	$—	$(0.02)	$—	$—	$—

Net (loss) income per share—basic	$(0.18)	$(1.58)	$(1.95)	$(1.47)	$0.27

Weighted average common shares outstanding—basic	20,494,007	20,312,389	19,608,465	16,738,032	16,498,204

Net (loss) income from continuing operations per share—diluted	$(0.23)	$(1.33)	$(1.19)	$(1.39)	$0.20

Net (loss) income from discontinued operations per share—diluted	$0.05	$(0.23)	$(0.76)	$(0.08)	$0.06

Cumulative effect of change in accounting principle per share—diluted	$—	$(0.02)	$—	$—	$—

Net (loss) income per share—diluted	$(0.18)	$(1.58)	$(1.95)	$(1.47)	$0.26

Weighted average common shares outstanding—diluted	20,494,007	20,312,389	19,608,465	16,738,032	16,879,655

	Fiscal Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002
Comparable restaurant sales increase (decrease):
Buca di Beppo (2)(3)	3.8%	5.1%	-1.4%	-6.8%	-2.5%
Average weekly restaurant sales:
Buca di Beppo (2)	$51,208	$48,899	$45,597	$46,972	$50,778
Restaurants open at end of period:
Buca di Beppo	93	93	95	95	82

	As of
	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,567	$1,421	$2,046	$1,998	$2,100
Total assets	$137,403	$150,866	$181,141	$207,256	$216,759
Total debt and capital leases, including current portion	$16,471	$18,724	$22,851	$39,003	$29,710
Shareholders’ equity	$67,020	$69,040	$100,405	$120,717	$144,223

(1)	Losses on impairment of long-lived assets primarily include asset impairment charges taken for both open and unopened restaurants. The asset impairment of fixed and other long-term assets for certain open restaurants was taken because the sum of expected undiscounted cash flows of such restaurants did not support the net book value of the related restaurant assets. The write-off of capitalized development costs for certain unopened restaurants was taken because of a reduction in our development plans. Loss on sale of long-lived assets related to the loss recognized as a result of the sale and simultaneous leaseback of eight restaurant locations during fiscal 2005.
(2)	Comparable restaurant sales and average weekly sales for 2006 are calculated using 52 weeks instead of 53 weeks.
(3)	The calculation of comparable restaurant sales includes restaurants open for a full 18 months.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 31, 2006, we owned and operated 93 Buca di Beppo restaurants. Our Buca di Beppo restaurants are full service restaurants that offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

In fiscal 2005, we opened one new Buca di Beppo restaurant and closed three. During fiscal 2006, we did not open any new restaurants. We sold the Vinny T’s of Boston brand and associated restaurants in September 2006. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve comparable restaurant sales.

In 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. Vinny T’s of Boston was accounted for as “assets held for sale” as of December 25, 2005 and has been included in discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 2 to our Consolidated Financial Statements for more information on assets held for sale and discontinued operations. Except where otherwise indicated, the following discussion relates to continuing operations only.

Financial results related to the three restaurants we closed in 2005 have been classified as discontinued operations in our Consolidated Financial Statements. See Note 2 to our Consolidated Financial Statements for more information on discontinued operations. We will continue to review all of our restaurant locations for potential impairment and potential closure. The lease on our Chicago Clark Street restaurant expired in February 2007 and we made the decision to not exercise our option to renew the lease. This restaurant was closed in February 2007. We intend to resume new restaurant openings and are working toward opening one new restaurant in fiscal 2007 and three to five new restaurants in fiscal 2008. We also intend to explore the option of franchising and selling development rights to our restaurants in certain select markets beginning in fiscal 2007.

During fiscal 2006, we implemented a price increase of approximately 3.0% on food items at our Buca di Beppo restaurants. The primary reason for this price increase was to offset rising operational costs, particularly in product and occupancy expenses. Also during fiscal 2006, we added our lunch menu to an additional 67 restaurants; the majority of those being added in the fiscal fourth quarter, bringing the total number of restaurants serving lunch during fiscal 2006 to 76 or 82% of the system.

Results of Operations

Our consolidated operating results for the 53-week period ended December 31, 2006 and the 52-week periods ended December 25, 2005 and December 26, 2004 expressed as a percentage of restaurant sales were approximately as follows:

	Fiscal Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Restaurant sales (in thousands)	$253,813	$238,959	$223,458
Restaurant costs:
Product	25.0%	25.4%	25.3%
Labor	33.0%	33.0%	33.1%
Direct and occupancy	29.5%	30.1%	29.7%
Depreciation and amortization	5.0%	5.5%	6.1%

Total restaurant costs	92.5%	94.0%	94.2%
General and administrative expenses	8.1%	11.3%	9.5%
Pre-opening costs	0.0%	0.1%	0.6%
Loss on impairment and sale of long-lived assets	0.1%	4.1%	3.5%
Lease termination charges	0.0%	0.2%	0.9%

Operating loss	(0.7)%	(9.6)%	(8.7)%
Interest income	0.1%	0.0%	0.0%
Interest expense	1.2%	1.4%	1.0%
Loss on early extinguishment of debt	0.0%	0.3%	0.7%

Loss before income taxes	(1.8)%	(11.3)%	(10.4)%
Income taxes	0.0%	0.0%	0.0%

Net loss from continuing operations	(1.8)%	(11.3)%	(10.4)%
Net income (loss) from discontinued operations	0.4%	(2.0)%	(6.7)%

Net loss before cumulative effect of change in accounting principle	(1.4)%	(13.3)%	(17.1)%
Cumulative effect of change in accounting principle	0.0%	(0.2)%	0.0%

Net loss	(1.4)%	(13.4)%	(17.1)%

53 Week Fiscal Year Ended December 31, 2006 Compared to 52 Week Fiscal Year Ended December 25, 2005

Restaurant sales.    Our restaurant sales are primarily comprised of food and beverage sales. Restaurant sales increased by approximately $14.8 million, or 6.2%, to $253.8 million in fiscal 2006 from $239.0 million in fiscal 2005. Fiscal 2006 consisted of 53 weeks as compared to 52 weeks for fiscal 2005. Sales for the 53rd week of fiscal 2006 were approximately $6.1 million. Our calculation of comparable restaurant sales includes restaurants open for 18 full months and the calculation for fiscal 2006 excludes the results for the 53rd week. Comparable restaurant sales increased by approximately 3.8% for Buca di Beppo in fiscal 2006. Our Buca di Beppo average weekly sales from continuing operations increased to $51,208 in fiscal 2006, up approximately 4.7% from fiscal 2005 levels. The increase in restaurant sales was primarily due to the sales in the 53rd week. Also contributing to the increase in restaurant sales, as well as the increase in comparable restaurant sales were lunch sales at the additional restaurants serving lunch, an approximate 1.9% increase in guest counts, and price increases of approximately 1.5% during each of the first and fourth quarters of 2006. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Fiscal 2006 restaurant sales reflect total discounts of approximately $12.0 million; fiscal 2005 restaurant sales reflected total discounts of approximately $12.4 million.

Product.    Product costs increased by approximately $2.6 million, or 4.3%, to $63.3 million in fiscal 2006 from $60.7 million in fiscal 2005. The increase was primarily due to increased sales volume and increased prices for produce, bakery items and tomatoes. Product costs decreased as a percentage of restaurant sales to approximately 25.0% in fiscal 2006 from 25.4% in fiscal 2005. This decrease as a percentage of sales was primarily the result of decreased bar costs. Bar costs decreased as a percentage of sales primarily due to a reduction in the wine pour during fiscal 2005. Also contributing to the decrease as a percentage of sales were the implementation of standardized pricing for beer and spirits during fiscal 2006 which resulted in a net price increase and an approximate 2.4% price increase on wine in fiscal 2006. We expect product costs to remain flat or decrease as a percentage of sales in fiscal 2007 as compared to fiscal 2006.

Labor.    Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $5.0 million, or 6.4%, to $83.8 million in fiscal 2006 from $78.8 million in fiscal 2005. Labor costs increased as a result of the 53rd week in fiscal 2006, and increased hourly labor needed to support additional restaurants serving lunch and higher guest counts. Labor costs remained flat at 33.0% of sales in fiscal 2006 compared to fiscal 2005. We expect labor costs to increase as a percentage of sales in fiscal 2007 as compared to fiscal 2006 due to increases in the minimum wage.

Direct and occupancy.     Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, workers compensation, general liability insurance expense, rental expenses and other related restaurant costs. Direct and occupancy expenses increased by approximately $3.0 million, or 4.2%, to $74.9 million in fiscal 2006 from $71.9 million in fiscal 2005. The majority of the increase in direct and occupancy costs was a result of increases in the cost of utilities and increases in rent. Also contributing to the increase in costs were increases in the cost of kitchen supplies, menu supplies and china. Direct and occupancy expenses decreased as a percentage of sales to approximately 29.5% in fiscal 2006 as compared to 30.1% in fiscal 2005. Direct and occupancy costs are primarily fixed in nature. The decrease in direct and occupancy costs as a percentage of sales was primarily due to increased sales volume combined with decreases in expenses for workers compensation and general liability insurance expense. We anticipate direct and occupancy costs to remain flat or decrease slightly as a percentage of sales in fiscal 2007 as compared with fiscal 2006 due to expected sales growth largely offsetting any increases in insurance or utilities.

Depreciation and amortization.    Depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center. Depreciation and amortization decreased by approximately $0.4 million, or 3.0%, to $12.8 million in fiscal 2006 from $13.2 million in fiscal 2005. Depreciation and amortization decreased as a result of previously recognized restaurant impairments. Depreciation and amortization decreased as a percentage of sales to approximately 5.0% in fiscal 2006 as compared to 5.5% in fiscal 2005. This decrease as a percentage of sales was primarily related to increased sales volume and the impairment of the restaurant assets of six restaurants in late fiscal 2005. We expect depreciation and amortization to decrease as a percentage of sales in fiscal 2007 from fiscal 2006 driven by increased sales.

General and administrative.    General and administrative expenses are comprised of management and staff salaries, employee benefits, travel, information systems and training and market research expenses associated with the Paisano Support Center. General and administrative expenses decreased by approximately $6.3 million, or 23.4%, to $20.6 million in fiscal 2006 from $26.9 million in fiscal 2005. General and administrative expenses decreased as a percentage of sales to approximately 8.1% as compared to 11.3% in fiscal 2005. The decrease in general and administrative expense in dollars and as a percentage of sales was primarily the result of increased sales volumes, as well as the receipt of approximately $2.7 million in insurance-related settlements and reduced legal and consulting fees. Decreased audit and Sarbanes-Oxley compliance consulting fees also contributed to the decrease. Those decreases were slightly offset by increases in labor incurred during the 53rd week, increased medical expenses, approximately $0.4 million additional expense related to a settled class action lawsuit and increases related to shared-based compensation expense. As described in Note 17 to our Condensed Consolidated Financial Statements, our fiscal 2006 included approximately $1.0 million of share-based compensation expense as a result of the adoption of SFAS No. 123(R). In accordance with the modified prospective transition method, we have not adjusted the financial results for our prior periods to include a comparable expense. We expect general and administrative expenses to increase from fiscal 2006 to fiscal 2007 primarily because we do not expect to receive additional insurance-related settlements.

Loss on impairment and sale of long-lived assets.    Loss on impairment of long-lived assets primarily relates to fixed asset impairment charges on both open and unopened restaurants. Loss on impairment of long-lived assets was $0.3 million in fiscal 2006 compared to $9.8 million in fiscal 2005, a $9.5 million decrease. In fiscal 2005, we recorded a $6.5 million loss in the third quarter on the impairment of long-lived assets related to six open restaurants in various markets. In fiscal 2006, we continued to write-off asset additions in restaurants that have been fully impaired. Loss on sale of long-lived assets in fiscal 2005 related to the $2.9 million loss recognized as a result of the sale and simultaneous leaseback of eight restaurant locations. The remaining $0.4 million loss on impairment of long-lived assets in fiscal 2005 primarily related to capitalized lease development costs for a proposed restaurant that did not open due to a reduction in our development plans.

Interest expense.    Interest expense includes the financing cost on our credit facilities and capital leases. Interest expense decreased by approximately $0.5 million, or 14.7%, to $2.9 million in fiscal 2006 from $3.4 million in fiscal 2005 primarily due to the pay-off of the term loan B and reduced borrowings. Approximately $1.5 million of the fiscal 2006 balance was related to our credit facility and approximately $1.4 million was related to interest payments on the leaseback of eight restaurant locations in 2005.

Income taxes.    We recorded no provision for income taxes in fiscal 2006 and fiscal 2005. In fiscal 2006, we continued to record a full tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued operations.    In 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. In November 2005, we also closed three Buca di Beppo restaurants. In September 2006, we sold the Vinny T’s of Boston brand associated restaurants. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recorded $1.0 million of net income in fiscal 2006 compared to a net loss of $4.7 million in fiscal 2005 for discontinuing operations. Our 2005 net loss from discontinued operations included $3.9 million in charges related to SFAS 144 impairments of restaurant assets. Approximately $1.2 million of the fiscal 2006 balance was related to Vinny T’s of Boston producing net income and $0.2 million of net loss was related to the three closed Buca di Beppo restaurants.

Net loss.    Net loss decreased to $3.6 million in fiscal 2006 from $32.1 million in fiscal 2005. As a percentage of sales, net loss for fiscal 2006 was 1.4 % compared to 13.4% in fiscal 2005. The decrease in net loss in absolute dollars and as a percentage of sales was primarily a result of increases in sales, reductions in general and administrative expenses and a reduction in asset impairment charges.

52 Week Fiscal Year Ended December 25, 2005 Compared to 52 Week Fiscal Year Ended December 26, 2004

Restaurant sales.    Restaurant sales increased by approximately $15.5 million, or 6.9%, to $239.0 million in fiscal 2005 from $223.5 million in fiscal 2004. The increase in restaurant sales was primarily the result of the approximately 5.1% increase in comparable restaurant sales for Buca di Beppo in fiscal 2005. Also contributing to the increase in restaurant sales was the opening of one new Buca di Beppo restaurant during January 2005. Our Buca di Beppo average weekly sales increased to $48,899 in fiscal 2005, or approximately 7.2% from fiscal 2004. Both the increases in comparable restaurant sales and average weekly sales were due primarily to a 3.2% increase in guest counts. Fiscal 2005 restaurant sales reflect total discounts of approximately $12.4 million.

Product.    Product costs increased by approximately $4.3 million, or 7.6%, to $60.7 million in fiscal 2005 from $56.4 million in fiscal 2004. The increase was primarily due to increased sales volume and increased prices for poultry, produce and seafood. Product costs increased as a percentage of restaurant sales to approximately 25.4% in fiscal 2005 from 25.3% in fiscal 2004. This increase as a percentage of sales was primarily the result of increased prices for poultry, produce and seafood as well as spending on spirits during fiscal 2005.

Labor.    Labor costs increased by approximately $4.8 million, or 6.5%, to $78.8 million in fiscal 2005 from $74.0 million in fiscal 2004. Labor costs increased as a result of additional hourly labor needed to support higher guest counts. Labor costs decreased as a percentage of sales to approximately 33.0% as compared to 33.1% in fiscal 2004. The decrease as a percentage of sales in fiscal 2005 was primarily the result of the decrease in restaurant management payroll. Our hourly labor increased 0.1% as a result of additional training to support the addition of lunch over the holiday season and to support our curbside to go initiatives. The increase in hourly labor was offset by a decrease in management payroll by 0.1%. Payroll taxes and medical insurance decreased 0.4%.

Direct and occupancy.    Direct and occupancy expenses increased by approximately $5.5 million, or 8.3%, to $71.9 million in fiscal 2005 from $66.4 million in fiscal 2004. The majority of the increase in direct and occupancy costs was a result of increased utility costs. Increased costs of to-go supplies and an increase in rent also contributed to the increase. Direct and occupancy expenses increased as a percentage of sales to approximately 30.1% in fiscal 2005 as compared to 29.7% in fiscal 2004. The increase in direct and occupancy costs, which are primarily fixed in nature, as a percentage of sales was directly related to utilities expense and increased accruals for to-go supplies, taxes and marketing expenses.

Depreciation and amortization.    Depreciation and amortization decreased by approximately $0.4 million, or 3.0%, to $13.2 million in fiscal 2005 from $13.6 million in fiscal 2004. Depreciation and amortization decreased as a result of restaurant impairments. Depreciation and amortization decreased as a percentage of sales to approximately 5.5% in fiscal 2005 as compared to 6.1% in fiscal 2004. This decrease was primarily related to a $6.8 million write-down of the restaurant assets of six Buca di Beppo restaurants in fiscal 2004.

General and administrative.    General and administrative expenses increased by approximately $5.6 million, or 26.3%, to $26.9 million in fiscal 2005 from $21.3 million in fiscal 2004. General and administrative expenses increased as a percentage of sales to approximately 11.3% as compared to 9.5% in fiscal 2004. The majority of the increase in general and administrative costs as a percentage of sales were a result of increased labor, while accounting and consulting fees primarily related to staffing changes, our internal investigation and increased spending on remediation of our processes, systems and policies also contributed to the increase.

Pre-opening costs.    Pre-opening costs decreased approximately $1.1 million, or 84.6%, to $0.2 million in fiscal 2005 from $1.3 million in fiscal 2004. Pre-opening costs decreased as a percentage of sales to approximately 0.1% in fiscal 2005 as compared to 0.6% in fiscal 2004. The decrease in pre-opening costs in dollars and as a percentage of sales was primarily due to a decrease in the number of new restaurants opened in fiscal 2005.

Loss on impairment and sale of long-lived assets.    Loss on impairment of long-lived assets was $9.8 million in fiscal 2005. We recorded a $6.5 million loss in the third quarter of 2005 on the impairment of long-lived assets related to six open restaurants in various markets. Loss on sale of long-lived assets in fiscal 2005 related to the $2.9 million loss recognized as a result of the sale and simultaneous leaseback of eight restaurant locations during September 2005. The remaining $0.4 million loss on impairment of long-lived assets in fiscal 2005 was primarily related to capitalized lease development costs for a proposed restaurant that did not open due to a reduction in our development plans. Loss on impairment of long-lived assets was $7.8 million in fiscal 2004. This charge reflected the impairment of six restaurants in operation and the write-off of capitalized development costs for restaurants we did not expect to open due to a reduction in our development plans.

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

Interest expense.    Interest expense increased by approximately $1.2 million, or 54.5%, to $3.4 million in fiscal 2005 from $2.2 million in fiscal 2004. Approximately $0.8 million of the fiscal 2005 increase was due to higher interest rates on our credit facility in fiscal 2005. Approximately $0.4 million was due to interest payments on the leaseback of eight restaurant locations in September 2005.

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

Cumulative effect of accounting change.    We adopted Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, as of December 25, 2005. In accordance with FIN 47, liabilities for legal obligations stemming from the eventual retirement of tangible long-lived assets were recorded at fair value as of December 25, 2005, with a corresponding increase to the carrying values of the related long-lived assets. The accounting for the initial adoption of FIN 47 resulted in a charge of approximately $363,000 related to the cumulative effect of the accretion of the asset retirement obligation and the depreciation of the related long-lived asset.

Net loss.    Net loss decreased to $32.1 million in fiscal 2005 from $38.1 million in fiscal 2004. As a percentage of sales, net loss for fiscal 2005 was 13.4 % compared to 17.1% in fiscal 2004. The decrease in net loss in absolute dollars and as a percentage of sales was primarily a result of increases in sales, and decreases in pre-opening costs, lease termination charges and losses on early extinguishment of debt.

Liquidity and Capital Resources

As of December 31, 2006, we held cash of approximately $1.6 million, an increase of approximately $0.2 million from the fiscal 2005 year-end balance of approximately $1.4 million.

Net cash provided by operating activities was approximately $2.8 million in fiscal 2006, $3.0 million in fiscal 2005, and $10.5 million in fiscal 2004. Our net cash provided by operating activities is primarily generated by our restaurant operations. In fiscal 2006, cash provided by operating activities decreased by $0.2 million primarily driven by operating margin improvements more than offset by net working capital cash uses related to shorter payment terms on restaurant product purchases through DMA, deposits on account with DMA, credit card receivable timing at year-end and lawsuit settlement awards. The 2006 activity included break-even cash flow from discontinued operations.

Net cash used in investing activities was $0.8 million in fiscal 2006, $0.8 million in fiscal 2005 and $9.8 million in fiscal 2004. The cash was used primarily for building new restaurants in 2004 and 2005 and maintaining existing restaurant assets in all three years. Fiscal 2006 also included cash used to fund the purchase and implementation of an accounting system, partially offset by the net cash proceeds from the sale of Vinny T’s of Boston. The 2006 activity included investing cash uses of less than $50,000 related to discontinued operations.

We use cash for property and equipment primarily to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. Capital expenditures were $3.5 million in fiscal 2006, $1.7 million in fiscal 2005, and $11.7 million in fiscal 2004. During fiscal 2006, we did not open any new restaurants. During fiscal 2005, we opened one new Buca di Beppo restaurant and closed three Buca di Beppo restaurants. In fiscal 2004, we opened two Buca di Beppo restaurants and one Vinny T’s of Boston restaurant and closed two Buca di Beppo restaurants. In fiscal 2004, our new Buca di Beppo or Vinny T’s of Boston leased restaurants required, on average, a total cash investment of approximately $2.5 to $3.0 million. We are currently evaluating new prototypes and we anticipate that total cash investment per Buca di Beppo restaurant, including pre-opening costs, will be, on average, approximately $2.5 to $3.0 million.

Net cash used in financing activities was $1.8 million in fiscal 2006 and $2.8 million in fiscal 2005; $0.6 million was provided from financing activities in fiscal 2004. The net proceeds of $2.6 million from the sale of Vinny T’s of Boston in September 2006 was used to retire the term loan A facility with Wells Fargo Foothill; the balance was applied to our revolving credit facility. Our primary financing activity in 2005 was related to $17.5 million of proceeds from the sale and simultaneous leaseback of eight restaurants offset by payments of $18.3 million on our long term debt. We used those proceeds to fully pay down our term loan B facility with Ableco and partially pay down our term loan A facility with Wells Fargo Foothill in 2005.

Financing activities in fiscal 2004 consisted of borrowings on our line of credit, payments of our term loan and a private placement of equity. In 2004, we completed the sale of 3.3 million shares in a private placement of our stock at a price of $5.50 per share for total gross proceeds of $18.2 million. After deducting equity transaction costs of approximately $0.8 million, we received net proceeds from the equity sale of approximately $17.4 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes.

In 2004, we entered into a new credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement, originally provided for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $20 million (including a letter of credit sub-facility of up to an aggregate of $5.0 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2009. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement.

The credit agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA as defined in the agreement, minimum fixed charge coverage ratio and maximum limits on capital expenditures and the acquisition or construction of new restaurants in any fiscal year. Payments under the credit agreement may be accelerated upon the occurrence of an event of default, as defined in the credit agreement that is not otherwise waived or cured. As of March 27, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in April 2005. In exchange for the amendment and waiver, we paid our new lenders fees totaling $0.4 million and the interest rate on the term loan B portion of the credit facility was increased. Based upon the fiscal 2005 Consolidated Financial Statements, as of December 25, 2005, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage ratio. As a result, an amendment and waiver was negotiated and received in March 2006. In exchange for the amendment and waiver, we paid our lender a fee of $0.1 million.

In September 2005, we completed the sale and simultaneous leaseback of eight restaurant locations with affiliates of CRIC Capital at a sale price of $17.5 million (the “Sale Leaseback Transaction”). The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term loan B facility with Ableco and to prepay a portion of the outstanding term loan A facility with Wells Fargo Foothill. A premium equal to four percent of the outstanding principal amount of the term loan B was paid in connection with the prepayment of the term loan B facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the lenders. Pursuant to the Amendment and Consent, the lenders consented to the Sale Leaseback Transaction (subject to the prepayment of the term loan B facility and term loan A facility as provided above), agreed to amend the minimum EBITDA coverage required for relevant testing periods in fiscal year 2007, and agreed to amend the credit agreement in certain other respects. In consideration the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum.

On September 24, 2006, we completed the sale of Vinny T’s of Boston restaurants to Bertucci’s Corporation. The sale price was $6.8 million; of which, $3.0 million was paid in cash at closing ($2.6 million net of banker fees and other expenses) and $3.8 million was paid through a promissory note issued at closing. The promissory note matures on June 15, 2008 or earlier upon the occurrence of certain other events, including a change in control of Bertucci’s or the repayment or refinancing of Bertucci’s outstanding senior notes. The proceeds of the sale, net of investment banker fees and other transaction-related expenses, were used to retire the term loan A and reduce our outstanding indebtedness on the revolving credit facility.

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lenders agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000.

The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin is corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was the Wells Fargo reference rate plus 2.50 percentage points which was 10.75% on December 31, 2006 and 9.75% on December 25, 2005. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales or properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants. We expect to be in compliance with the financial covenants of the credit facility, as recently amended, for the next twelve months.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of March 8, 2007, we had outstanding borrowings of approximately $1.8 million under our revolving credit facility and our availability under the revolving credit facility was approximately $10.9 million.

Our capital requirements, including development costs related to the opening of additional restaurants, have been significant. We reduced our development plans beginning in fiscal 2005 while we implemented strategies designed to improve our comparable restaurant sales and our cash flow from operations. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. In addition, we have incurred and expect to incur significant costs related to the on-going litigation and related matters. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least the next twelve months. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$726	$79	$185	$223	$239
Capital Lease Obligations	15,744	113	480	747	14,404
Operating Lease Obligations (1)	259,059	15,684	31,692	32,408	179,275
Purchase Obligations (2)	11,497	10,637	—	—	860
Interest Expense (3)	325	77	127	83	38

Total	$287,351	$26,590	$32,484	$33,461	$194,816

(1)	Represents aggregate minimum lease payments. Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 2.5% to 7.0% and require expenses incidental to the use of the property which has been excluded from this table. This amount also excludes any asset retirement obligations (see Note 1 to our Consolidated Financial Statements).
(2)	In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.”
(3)	Includes interest on asset-based notes.

As credit guarantees to insurers, we are contingently liable under standby letters of credit issued under our credit facility. As of December 31, 2006, we had $3.8 million of standby letters of credit related to the self-insurance liabilities. All standby letters of credit are renewable annually.

See Note 12 to our Consolidated Financial Statements for descriptions of our employment agreements with our current named executive officers.

For further discussion regarding our contractual obligations described above, see Notes 10, 11, 12, and 15 to our Consolidated Financial Statements.

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

Leases

In accordance with SFAS No. 13, Accounting for Leases, and subsequent amendments, each lease is evaluated at inception to determine whether the lease will be accounted for as an operating or capital lease. Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the entire lease term, including cancelable option periods where failure to exercise such options would result in economic penalty, not to exceed 25 years. The initial rent term includes the “build-out”, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

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

We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises. We may also expend cash for structural components of the building that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (EITF) 97-10, The Effect of Lessee Involvement in Asset Construction, during the construction period the amounts paid for structural components are recorded as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Share-Based Compensation

Prior to fiscal 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to fiscal 2006, as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each offering period. We had recognized compensation expense related to non-vested (restricted) stock issued to employees in fiscal 2005. In accordance with SFAS No. 123, we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 17 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). Our decision to use historical volatility was based upon the lack of actively traded options on our common stock. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of new accounting standards.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $25 million (including a letter of credit sub-facility of up to an aggregate of $5.0 million). The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. As of March 8, 2007, we had approximately $1.8 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $18,000.

We have no derivative financial instruments or derivative commodity instruments.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of 2.5%, which is only slightly more than our average price increases of approximately 3% in fiscal 2006, 0.5% in fiscal 2005 and 1% in fiscal 2004. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements of BUCA, Inc. are included in this report, beginning at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management has discussed these matters with our audit committee. Grant Thornton LLP has issued an attestation report on our management’s assessment of internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of fiscal 2006, we implemented a new financial reporting software system. This change to our internal controls over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BUCA, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that BUCA, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BUCA, Inc. as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 13, 2007

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Election of Directors—Board Committees” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the annual meeting of shareholders to be held on May 2, 2007. Information relating to our executive officers is provided in Part I of this Annual Report on Form 10-K under the heading “Item X. Executive Officers of the Registrant.”

Our board of directors has determined that at least one member of our Audit Committee, Fritzi P. Woods, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Ms. Woods is independent, as that term is defined under the National Association of Securities Dealers’ listing standards.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.bucainc.com.

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

Item 11.    Executive Compensation

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Election of Directors—Executive Compensation”, “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation” and “Election of Directors—Compensation Committee Report” in our Proxy Statement for the annual meeting of shareholders to be held on May 2, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Election of Directors—Stock Ownership of Directors, Officers and Principal Shareholders” and “Adoption of Amendments to BUCA, Inc. Employee Stock Purchase Plan—Equity Compensation Plan Information” in our Proxy Statement for the annual meeting of shareholders to be held on May 2, 2007.

Item 13.    Certain Relationships, Related Transactions and Director Independence

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Election of Directors—Certain Transactions” and “Election of Directors—Corporate Governance” in our Proxy Statement for the annual meeting of shareholders to be held on May 2, 2007.

Item 14.    Principal Accountant Fees and Services

Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Auditors’ Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on May 2, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-Laws of the Registrant. (2)

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)

4.1	Specimen of Common Stock certificate. (4)

10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(5)

10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(6)

10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *(7)

10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(8)

10.5	Stock Option Plan for Non-Employee Directors. *(9)

10.6	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (10).

10.7	BUCA, Inc. Employee Stock Purchase Plan. *(11)

10.8	BUCA, Inc. Amended Employee Stock Purchase Plan. *(12)

10.9	2006 Omnibus Stock Plan of BUCA, Inc. *(13)

10.10	Form of Restricted Stock Agreement for the 2006 Omnibus Stock Plan of the Registrant. *(14)

10.11	Employment Agreement, dated as of October 14, 2004 between the Registrant and Wallace B. Doolin. *(15)

10.12	Employment Agreement, dated as of February 10, 2005 between the Registrant and Modesto Alcala. *(16)

10.13	Employment Agreement, dated as of February 24, 2005, by and between the Registrant and Kaye R. O’Leary. *(17)

10.14	Employment Agreement, dated as of March 30, 2005, by and between the Registrant and Richard G. Erstad. *(18)

10.15	Employment Agreement, dated as of February 21, 2005, by and between the Registrant and Cynthia C. Rodahl. *(19)

10.16	Employment Agreement, dated as of September 6, 2006, by and between the Registrant and John T. Bettin. *(20)

10.17	Amendment to Employment Agreement, dated as of December 4, 2006, by and between the Registrant and Modesto Alcala. *(21)

10.18	Second Amended and Restated Employment Agreement, dated as of December 5, 2006 between the Registrant and Steven B. Hickey. *(22)

10.19	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (23)

10.20	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (24)

10.21	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (25)

10.22	Amendment Number Three to Credit Agreement, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (26)

10.23	Amendment Number Four to Credit Agreement, dated as of November 30, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (27)

10.24	Amendment Number Five to Credit Agreement, dated as of March 22, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (28)

10.25	Amendment Number Six to Credit Agreement, dated as of August 11, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (29)

10.26	Amendment Number Seven to Credit Agreement, dated as of October 1, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (30)

10.27	Amendment Number Eight to Credit Agreement, dated as of March 8, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent.

10.28	Stock Purchase Agreement, dated as of September 25, 2006, by and among the Registrant, BUCA Restaurants 3, Inc., Bertucci’s Corporation and Vinny T’s Acquisition Corporation. (31)

10.29	Promissory Note, dated as of September 25, 2006, from Vinny T’s Acquisition Corporation payable to the Registrant. (32)

10.30	Guaranty, dated as of September 25, 2006, issued by Bertucci’s Corporation to the Registrant. (33)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP.

23.2	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 25, 2005.
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 25, 2006.
(13)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2006.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 31, 2006.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 7, 2006.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2006.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2005.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 15, 2005.
(26)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2005.
(27)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended December 25, 2005.
(28)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 25, 2005.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006.
(30)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006.
(31)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2006.
(32)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2006.
(33)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.

BUCA, INC.

By:	/S/ WALLACE B. DOOLIN
Wallace B. Doolin Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Wallace B. Doolin and Kaye R. O’Leary, and each of them, his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on 10-K for the fiscal year ended December 31, 2006 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2007.

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
Fritzi P. Woods, Director

BUCA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of BUCA, Inc. (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BUCA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of BUCA, Inc. and subsidiaries (the “Company”) as of December 25, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BUCA, Inc. and subsidiaries as of December 25, 2005, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations— an Interpretation of FASB Statement No. 143, effective December 25, 2005.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 24, 2006

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash	$1,567	$1,421
Accounts receivable	4,864	3,660
Inventories	6,279	6,382
Prepaid expenses and other	4,468	2,658
Current assets of discontinued operations and assets held for sale	—	1,246

Total current assets	17,178	15,367
PROPERTY AND EQUIPMENT, net	112,189	121,816
NOTE RECEIVABLE	3,567	—
OTHER ASSETS	4,469	4,428
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	—	9,255

	$137,403	$150,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,755	$12,191
Unredeemed gift card liabilities	4,031	2,921
Accrued payroll and benefits	8,806	8,363
Accrued sales, property and income tax	3,678	3,424
Other accrued expenses	3,495	7,232
Current maturities of long-term debt and capital leases	193	1,309
Current liabilities of discontinued operations and assets held for sale	257	4,145

Total current liabilities	31,215	39,585

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	16,278	17,415
DEFERRED RENT	18,853	19,062
OTHER LIABILITIES	4,037	3,904
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	—	1,860

Total liabilities	70,383	81,826

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 20,926,556 and 20,470,075 shares issued and outstanding, respectively	209	205
Additional paid-in capital	171,430	170,686
Accumulated deficit	(103,503)	(99,895)
Unearned compensation	—	(1,151)
Notes receivable from employee shareholders	(1,116)	(805)

Total shareholders’ equity	67,020	69,040

	$137,403	$150,866

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	December 31, 2006	December 25, 2005	December 26, 2004
Restaurant sales	$253,813	$238,959	$223,458
Restaurant costs:
Product	63,307	60,717	56,446
Labor	83,771	78,761	74,036
Direct and occupancy	74,884	71,855	66,413
Depreciation and amortization	12,783	13,205	13,632

Total restaurant costs	234,745	224,538	210,527
General and administrative expenses	20,635	26,904	21,264
Pre-opening costs	—	243	1,324
Loss on impairment and sale of long-lived assets	282	9,822	7,773
Lease termination charges	—	434	1,939

Operating loss	(1,849)	(22,982)	(19,369)
Interest income	221	48	71
Interest expense	(2,933)	(3,429)	(2,193)
Loss on early extinguishment of debt	—	(675)	(1,677)

Loss before income taxes	(4,561)	(27,038)	(23,168)
Income taxes	—	—	—

Net loss from continuing operations	(4,561)	(27,038)	(23,168)
Net income (loss) from discontinued operations	953	(4,700)	(14,975)

Net loss before cumulative effect of change in accounting principle	(3,608)	(31,738)	(38,143)
Cumulative effect of change in accounting principle	—	(363)	—

Net loss	$(3,608)	$(32,101)	$(38,143)

Net loss from continuing operations per share—basic and diluted	$(0.23)	$(1.33)	$(1.19)

Net income (loss) from discontinued operations per share—basic and diluted	$0.05	$(0.23)	$(0.76)

Cumulative effect of change in accounting principle—basic and diluted	$—	$(0.02)	$—

Net loss per share—basic and diluted	$(0.18)	$(1.58)	$(1.95)

Weighted average common shares outstanding—basic and diluted	20,494,007	20,312,389	19,608,465

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands)

	Common Stock		Additional paid-in capital	Unearned compen- sation	Accum- ulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 28, 2003	16,805	$168	$151,538	$—	$(29,651)	$(1,338)	$120,717
Exercise of common stock options	8	—	51	—	—	—	51
Issuance of common stock	3,382	34	17,575	—	—	(420)	17,189
Repurchase of common stock from shareholders	(64)	(1)	(331)	—	—	480	148
Collections on notes receivable from shareholders	—	—	—	—	—	163	163
Common stock issued under employee stock purchase plan	51	1	230	—	—	—	231
Stock option expense	—	—	49	—	—	—	49
Net loss	—	—	—	—	(38,143)	—	(38,143)

Balance at December 26, 2004	20,182	202	169,112	—	(67,794)	(1,115)	100,405
Exercise of common stock options	11	—	62	—	—	—	62
Issuance of common stock	38	—	178	—	—	(178)	—
Repurchase of common stock from shareholders	(48)	—	(264)	—	—	350	86
Collections on notes receivable from shareholders	—	—	—	—	—	138	138
Common stock issued under employee stock purchase plan	43	—	205	—	—	—	205
Issuance of restricted stock	244	3	1,334	(1,337)	—	—	—
Amortization of restricted stock	—	—	—	186	—	—	186
Stock option expense	—	—	59	—	—	—	59
Net loss	—	—	—	—	(32,101)	—	(32,101)

Balance at December 25, 2005	20,470	205	170,686	(1,151)	(99,895)	(805)	69,040
Exercise of common stock options	7	—	30	—	—	—	30
Issuance of common stock	169	1	886	—	—	(846)	41
Repurchase of common stock from shareholders	(55)	—	(265)	—	—	254	(11)
Collections on notes receivable from shareholders	—	—	—	—	—	281	281
Common stock issued under employee stock purchase plan	46	—	237	—	—	—	237
Reclassification due to adoption of SFAS 123(R)	—	—	(1,151)	1,151	—	—	—
Issuance of restricted stock	290	3	(3)	—	—	—	—
Share-based compensation	—	—	1,010	—	—	—	1,010
Net loss	—	—	—	—	(3,608)	—	(3,608)

Balance at December 31, 2006	20,927	$209	$171,430	$—	$(103,503)	$(1,116)	$67,020

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,608)	$(32,101)	$(38,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,783	14,291	14,830
Share-based compensation	1,010	186	—
Loss on impairment and sale of long-lived assets	685	13,833	10,737
Gain on sale of Vinny T’s of Boston	(256)	—	—
Loss on impairment of goodwill	—	—	11,591
Deferred rent	(83)	(595)	1,229
Amortization of loan acquisition costs	424	418	361
Loss on early extinguishment of debt	—	675	1,677
Tenant allowance proceeds	—	331	1,319
Other non cash gains (losses)	14	366	(164)
Change in assets and liabilities:
Accounts receivable	(1,060)	(1,209)	741
Inventories	149	167	246
Prepaid expenses and other	(2,136)	2,130	(1,287)
Accounts payable	(1,636)	1,449	(1,811)
Accrued expenses	(3,382)	2,934	8,824
Other	(94)	141	335

Net cash provided by operating activities	2,810	3,016	10,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,480)	(1,740)	(11,727)
Proceeds from sale of Vinny T’s of Boston	2,634	—	—
Proceeds from sale of property and equipment	7	349	—
Proceeds from sale of other assets	—	573	1,891

Net cash used in investing activities	(839)	(818)	(9,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	21,346	9,665	38,486
Payments for line of credit borrowings	(21,346)	(11,651)	(53,500)
Proceeds from issuance of long term debt	—	—	11,625
Principal payments on long-term debt	(2,281)	(18,343)	(12,814)
Proceeds from sale-leaseback	—	17,500	—
Financing costs	(100)	(400)	(1,981)
Repurchase of common stock	(33)	—	—
Collection on notes receivable from shareholders	281	138	163
Net proceeds from issuance of common stock	308	268	17,420

Net cash used in financing activities	(1,825)	(2,823)	(601)

Net change in cash	146	(625)	48
Cash at the beginning of period	1,421	2,046	1,998

Cash at the end of period	$1,567	$1,421	$2,046

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2006,

December 25, 2005, and December 26, 2004

1. SUMMARY	OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At December 31, 2006, our 93 Buca di Beppo restaurants were located in 24 states and the District of Columbia.

As described in Note 2, Discontinued Operations and Assets Held for Sale, we have reclassified Vinny T’s of Boston and three Buca di Beppo closed restaurants’ financial results as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Fiscal Periods

We utilize a 52 or 53 week fiscal year ending on the last Sunday of December for financial reporting purposes. The fiscal year ended December 31, 2006 is a 53 week year. The fiscal years ended December 25, 2005 and December 26, 2004 consisted of 52 weeks.

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

Fair Value of Financial Instruments

At December 31, 2006 and December 25, 2005, the fair values of cash, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt approximates its carrying value based upon current rates available to us.

Accounts Receivable

Our accounts receivable consist primarily of amounts due from credit card processors and commercial customers we have extended credit to in the ordinary course of business.

Inventories

Inventories, which consist of food, beverage and restaurant supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of valuation.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

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

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

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

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

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

Loss Contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range. The assessment of loss contingencies is a highly subjective process that requires judgments about future events.

Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $7.8 million, $7.5 million, and $6.9 million for fiscal years 2006, 2005, and 2004, respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and applicable statutory tax rates. A valuation allowance was recorded at December 31, 2006 and December 25, 2005 against net deferred tax assets to reduce net deferred tax assets to zero as it was deemed more likely than not that they would not be realized in the future.

We have capital loss carry forwards of $5.8 million, that will begin to expire in 2012, federal general business credits of approximately $3.8 million that will begin to expire in 2018 and net operating loss carry forwards of $15.2 million that will begin to expire in 2023, if not used. We also have net state operating loss carry forwards of approximately $2.3 million, which, if not used, will begin to expire in 2014.

Our accounting for income taxes in 2007 may be affected by the adoption of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which we are required to adopt on January 1, 2007. The

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. As such, the new standard requires us to reassess all of our uncertain tax return positions in accordance with this new accounting principle. Further details regarding the impact of the adoption of FIN No. 48 can be found under Recent Accounting Pronouncements.

Share-Based Compensation

Prior to fiscal 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board SFAS No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to fiscal 2006, as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each offering period. We had recognized compensation expense related to non-vested (restricted) stock issued to employees in fiscal 2005. In accordance with SFAS No. 123, we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.

Effective as of fiscal 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognized beginning in fiscal 2006 includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), expense for the unvested portion of previously granted awards outstanding on December 26, 2005, and compensation for the discount eligible employees receive as part of the ESPP. Results for prior periods have not been adjusted.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 17 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). Our decision to use historical volatility was based upon the lack of actively traded options on our common stock. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

Asset Retirement Obligation

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

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

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

Asset retirement obligation December 25, 2005	$644
Vinny T’s of Boston sale	(95)
Accretion expense	57

Asset retirement obligation December 31, 2006	$606

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement is intended to simplify accounting for certain hybrid financial instruments by permitting fair value re-measurement for such hybrid financial instruments. We are required to adopt SFAS 155 for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The adoption of this statement did not have any effect on our financial statements.

In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This issue will not impact the method for presenting these sales taxes in our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing the impact of the new guidance on all of our open tax positions and it is not expected to have a material impact on earnings.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have any effect on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our financial statements.

2.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. Also in 2005, we closed three Buca di Beppo restaurants. The Vinny T’s of Boston brand and associated assets and the three individual restaurants, as aggregated, meet the definition of a “component of an entity”. Operations and cash flows can be clearly distinguished and measured at the restaurant level and, when aggregated with the Vinny T’s of Boston events noted above, the financial results of the three closed restaurants were determined to be material to our Consolidated Financial Statements. At December 25, 2005, Vinny T’s of Boston was accounted for as an “asset held for sale” and, along with the three closed restaurants, was included in discontinued operations in the Consolidated Statements of Operations and assets held for sale in the Consolidated Balance Sheets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We completed the sale of the Vinny T’s of Boston restaurants to Bertucci’s Corporation on September 25, 2006 (first day of our fiscal fourth quarter). Based on the sale proceeds, less anticipated costs to sell, we analyzed the carrying values of the Vinny T’s of Boston long-lived assets and intangibles and recorded an impairment in accordance with SFAS No. 144 of approximately $0.4 million as of September 24, 2006. The sale price was $6.8 million; of which $3.0 million was paid in cash at the closing ($2.6 million net of banker fees and other expenses) and $3.8 million was paid through a promissory note issued at closing. The promissory note matures

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

on June 15, 2008 or earlier upon the occurrence of certain other events, including a change in control of Bertucci’s or the repayment or refinancing of Bertucci’s outstanding senior notes. The sale resulted in a $0.3 million gain that was recorded as of December 31, 2006.

Assets and liabilities classified as held for sale (Vinny T’s of Boston) and discontinued operations (three Buca di Beppo closed restaurants) consisted of (in thousands):

	December 31, 2006	December 25, 2005
Current assets	$—	$1,246
Property and equipment	—	8,942
Other assets	—	313
Long-term assets	—	9,255
Current liabilities (1)	257	4,145
Long-term liabilities	—	1,860

Discontinued operations’ financial results consisted of (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Restaurant sales	$22,950	$35,556	$34,950
Restaurant costs	21,819	35,820	35,026
Loss on impairment of long-lived assets (2)	147	3,935	2,964
Loss on impairment of goodwill	—	—	11,591
Lease termination costs and other	31	501	344

Net income/(loss) from discontinued operations	$953	$(4,700)	$(14,975)

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached agreement with the landlord of one of the restaurants to terminate the lease and recorded estimated liabilities for the remaining two restaurants to cover future lease termination costs. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. We expect to pay these amounts in 2007.

Accrued exit costs December 25, 2005	$400
Expenses accrued	130
Payments	(273)

Balance at December 31, 2006	$257

(2)	In fiscal 2006 we recorded a $0.1 million loss on the impairment of long-lived assets (net of the gain on sale) related to Vinny T’s of Boston restaurants. In fiscal 2005 we recorded an approximate $3.9 million loss on the impairment of long-lived assets primarily related to the write-down of three Vinny T’s of Boston restaurants. Fiscal 2004 reflected a $3.0 million loss on impairment primarily attributed to the write-down of long-lived assets of one Vinny T’s of Boston restaurant and the West Des Moines Buca di Beppo restaurant.

3.    LOSS ON IMPAIRMENT AND SALE OF LONG-LIVED ASSETS

In fiscal 2006, we recorded approximately $0.3 million loss on the impairment of long-lived assets primarily related to asset additions in restaurants that have been fully impaired in accordance with SFAS 144. In fiscal 2005 we recorded approximately $9.8 million loss on the impairment and sale of long-lived assets primarily related to a $6.5 million write-down of six Buca di Beppo restaurants in operation, a $2.9 million loss on a sale-

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

leaseback transaction and a $0.4 million loss on capitalized lease development costs for one restaurant not expected to open due to a reduction in our development plans.

We recorded a loss on the impairment of long-lived assets of approximately $7.8 million in fiscal 2004 primarily attributed to the write-down of six restaurants in operation and the write-off of capitalized development costs for restaurants that we did not expect to open because of a reduction in our development plans.

4.    LEASE TERMINATION COSTS

During fiscal 2004, our board of directors and management reached a decision to close two restaurants and cancel the development of a number of restaurant sites. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we established lease termination liabilities of approximately $1.9 million based our estimate of the fair value of these obligations. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. In fiscal 2005 we incurred approximately $0.4 million of additional expense to settle our lease obligations. No additional amounts were incurred or paid during fiscal 2006.

Accrued exit costs December 26, 2004	$564
Expenses accrued	434
Payments	(998)

Accrued exit costs December 25, 2005	$—

5.    INVENTORIES

Inventories consisted of (in thousands):

	December 31, 2006	December 25, 2005
Food	$1,197	$1,301
Beverage	1,126	1,114
Supplies	3,956	3,967

Total inventories	$6,279	$6,382

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

	December 31, 2006	December 25, 2005
Buildings and leasehold improvements	$120,148	$120,053
Furniture, fixtures and equipment	65,067	63,536
Land	2,596	2,596

	187,811	186,185
Accumulated depreciation and amortization	(75,622)	(64,369)

Property and equipment, net	$112,189	$121,816

The property and equipment balances include gross capitalized lease assets of $15.7 million for fiscal 2006 and 2005. The accumulated amortization balances for fiscal 2006 and 2005 include amortization of capitalized lease assets of $1.0 million and $0.2 million respectively.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

We capitalize interest during the construction period prior to the opening of a new restaurant or during the implementation of capitalized software. We capitalized approximately $30,000, $58,000 and $129,000 in fiscal 2006, 2005 and 2004, respectively, of interest expense related to restaurant property and equipment and software implementations. The capitalized interest is depreciated over the life of the related assets.

Repair and maintenance expenses for fiscal 2006, 2005 and 2004 were approximately $8.7 million, $8.0 million and $7.4 million, respectively.

7.    OTHER ASSETS

Other assets, net of accumulated amortization, consisted of (in thousands):

	December 31, 2006	December 25, 2005
Liquor licenses	$1,811	$1,799
Loan acquisition costs	1,157	1,481
Escrow deposits	877	524
Trademarks	624	624

Total other assets	$4,469	$4,428

Accumulated amortization for loan acquisition costs was approximately $0.9 million at December 31, 2006 and $0.5 million at December 25, 2005.

Liquor licenses and trademarks are non-amortizing intangible assets with indefinite lives.

8.    OTHER ACCRUED EXPENSES

Accrued expenses consisted of (in thousands):

	December 31, 2006	December 25, 2005
Accrued legal settlements	$102	$2,385
Accrued utilities	888	834
Accrued common area maintenance and percentage rent	210	271
Accrued credit card fees	360	393
Accrued interest	62	128
Other accrued expenses	1,873	3,221

Total other accrued expenses	$3,495	$7,232

9.    OTHER LIABILITIES

Other liabilities consisted of (in thousands):

	December 31, 2006	December 25, 2005
Deferred gain on sale and leaseback of property (1)	$2,531	$2,670
Long-term gift card liability	866	590
Asset retirement obligation	606	644
Other	34	—

Total other liabilities	$4,037	$3,904

(1)	In 2005, we recorded a deferred gain of $0.6 million on the sale and leaseback of a restaurant. In 2003, we recorded a $2.0 million deferred gain on the sale and leaseback of a restaurant. These deferred gains are being recognized over the remainder of the 20-year initial operating lease term.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

10.    CREDIT FACILITY

In 2004, we entered into a credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement originally provided for (a) a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $20 million (including a letter of credit sub-facility of up to an aggregate of $5.0 million); (b) a term loan A facility of up to an aggregate of $5 million; and (c) a term loan B facility of up to an aggregate of $15 million. The credit agreement expires on November 15, 2009.

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

On September 9, 2005, we completed the sale and simultaneous leaseback of eight restaurant locations with affiliates of CRIC Capital at a sale price of $17.5 million (the “Sale Leaseback Transaction”). The net proceeds of the Sale Leaseback Transaction were used to prepay, in its entirety, the outstanding term loan B facility with Ableco and to prepay a portion of the outstanding term loan A facility with Wells Fargo Foothill. A premium equal to four percent of the outstanding principal amount of the term loan B was paid in connection with the prepayment of the term loan B facility. Concurrently with the closing of the Sale Leaseback Transaction, we entered into an agreement (the “Amendment and Consent”) with the lenders. Pursuant to the Amendment and Consent, the lenders consented to the Sale Leaseback Transaction, agreed to amend the minimum EBITDA coverage required for relevant testing periods in fiscal 2007, and agreed to amend the credit agreement in certain other respects. In consideration of the Amendment and Consent, we agreed to increase the interest rate on each of the remaining term loan A facility and the revolving credit facility by 2.25% per annum.

On September 25, 2006, we completed the sale of Vinny T’s of Boston restaurants to Bertucci’s at a sale price of $6.8 million; of which $3.0 million was paid in cash at the closing and $3.8 million was paid through a promissory note issued at closing. The net proceeds from the sale of Vinny T’s of Boston were used to prepay, in its entirety, the outstanding term loan A facility with Wells Fargo Foothill and pay down a portion of our outstanding indebtedness under the Wells Fargo Foothill revolving credit facility.

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lenders agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was the Wells Fargo reference rate plus 2.50 percentage points which was 10.75% on December 31, 2006 and 9.75% on December 25, 2005. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales of properties, transactions with affiliates, incurring additional debt, our ability to sign leases for new restaurants and require maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of March 8, 2007, we had outstanding borrowings of approximately $1.8 million under our revolving credit facility and our availability under the revolving credit facility was approximately $10.9 million.

11.    LONG-TERM DEBT AND CAPITALIZED LEASES

Long-term debt and capital leases consisted of the following (in thousands):

	December 31, 2006	December 25, 2005
Credit facility—term loan A (Note 10)	$—	$2,188
Note payable in monthly installments, including interest at 12.0%, maturing September 2014, collateralized by leasehold improvements	358	387
Note payable in semi-annual installments, including interest at 10. 0%, maturing October 2011, collateralized by leasehold improvements	172	196
Note payable in monthly installments, including interest at 10.0%, maturing March 2014, collateralized by leasehold improvements	197	221
Capitalized leases payable in monthly installments, through September 2025	15,744	15,732

Total	16,471	18,724
Current maturities	193	1,309

Total long-term maturities	$16,278	$17,415

The future maturities of long-term debt principal payments, including capital leases, are as follows (in thousands):

2007	$193
2008	287
2009	378
2010	455
2011	514
Thereafter	14,644

$16,471

In fiscal 2005, we recognized an early extinguishment of debt charge of $0.7 million which included the expensing of deferred financing costs associated with the extinguished debt.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

12.    COMMITMENTS AND CONTINGENCIES

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

Straight-line minimum and contingent rent expense for all operating leases was as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Straight-line minimum rent	$15,463	$14,923	$14,692
Contingent rent	177	170	154

Total rent expense	$15,640	$15,093	$14,846

Approximate future minimum lease obligations, excluding percentage (contingent) rents, at December 31, 2006 are as follows (in thousands):

2007	$15,684
2008	15,763
2009	15,929
2010	16,130
2011	16,278
Thereafter	179,275

Total future minimum base rents	$259,059

Letters of Credit—As credit guarantees to insurers, we are contingently liable under standby letters of credit issued under our credit facility. As of December 31, 2006, we had $3.8 million of standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

Litigation—Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleges that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On February 26, 2007, we filed a motion to dismiss the Second Complaint, which is scheduled for hearing on June 22, 2007. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We believe the SEC largely has completed its investigation of the Company, with which we cooperated and assisted and we expect to reach a resolution of this matter with the SEC.

We are subject to certain legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Employment Agreements—We entered into an employment agreement with our Chairman and Chief Executive Officer on October 14, 2004. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement expires on December 31, 2007 with renewal provisions.

We entered into an employment agreement with our President on September 6, 2006. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement expires on September 30, 2009 with renewal provisions.

We entered into an employment agreement with our Chief Financial Officer on February 24, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement will remain in effect until terminated pursuant to the terms of the agreement.

We entered into an employment agreement with our Chief Family Resource Officer on February 21, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement will remain in effect until terminated pursuant to the terms of the agreement.

We entered into an employment agreement with our General Counsel and Secretary on March 30, 2005. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement will remain in effect until terminated pursuant to the terms of the agreement.

We entered into employment agreements with our Chief Marketing Officer on January 5, 2004, as amended and restated on December 14, 2005 and December 4, 2006. The agreement provides for paying certain salary, fringe benefits and bonus (amounts subject to satisfaction of certain criteria determined by the compensation committee of the board of directors). The agreement also contains certain confidentiality, non-compete and termination payment provisions, including severance payments. The agreement expires on July 31, 2008.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

13.    INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

		Fiscal 2006	Fiscal 2005	Fiscal 2004
Current:	Federal	$—	$—	$—
	State	—	—	—
Deferred:	Federal	—	—	—
	State	—	—	—

Provision for income taxes		$—	$—	$—

The following is a reconciliation between the U. S. federal statutory rate and the effective tax rate:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.3	3.3	3.8
Permanent differences	(2.2)	—	—
Valuation allowance	(20.8)	(38.0)	(37.1)
Change in state rate of deferreds	1.7	—	—
Other	(16.0)	0.7	(0.7)

Effective tax rate	0%	0%	0%

The income tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2006	December 25, 2005
Assets:
Net operating loss carry forwards and tax credits	$26,854	$20,296
Property and equipment	7,276	9,161
Goodwill	—	3,266
Deferred rent	4,123	4,318
Insurance reserves	962	999
Litigation reserve	38	910
Other	1,138	672
Valuation allowance	(38,915)	(37,983)

	1,476	1,639

Liabilities:
Inventory	1,476	1,639

	1,476	1,639

Net deferred tax asset:	$—	$—

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

14.    NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Numerator:
Basic and diluted net loss from continuing operations	$(4,561)	$(27,038)	$(23,168)
Denominator:
Weighted average common shares outstanding—basic	20,494,007	20,312,389	19,608,465
Effect of dilutive securities:
Stock options	—	—	—
Weighted average common shares outstanding—basic and diluted	20,494,007	20,312,389	19,608,465
Basic and diluted net loss from continuing operations per common share	$(0.23)	$(1.33)	$(1.19)

Diluted loss from continuing operations per common share excludes 1.3 million stock options at a weighted average price of $7.15 in fiscal 2006, 1.6 million stock options at a weighted average price of $7.39 in fiscal 2005 and 2.0 million stock options at a weighted average price of $12.02 in fiscal 2004 due to their anti-dilutive effect.

15.    EMPLOYEE BENEFIT PLANS

Our employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year, are eligible to participate in our 401(k) Plan. Under the provisions of the plan, we may, at our discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. We made no contributions to the plan during fiscal 2006, 2005 or 2004.

Our employee stock purchase plan enables eligible employees to purchase our common stock at 85% of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with us for at least one year and to have averaged 20 hours per week during the prior year. Shares were issued as follows:

	2006	2005	2004
Shares purchased	45,797	42,680	50,746
Share high	$4.81	$5.92	$5.82
Share low	$3.83	$3.77	$3.60

From 2002 through 2005, we maintained a Key Employee Stock Ownership Plan (KEYSOP) which allowed certain employees the option to purchase mutual fund investments on a tax advantaged basis. In October 2004, the board of directors took certain actions to terminate the KEYSOP plan and in early 2005, we suspended any further participation in the plan. As of December 16, 2005, assets valued at approximately $516,000 were held in trust to satisfy obligations to participants under the plan. On December 16, 2005, we received the agreement of all remaining KEYSOP participants to the termination of the trust and of their remaining interests (both vested and unvested) in the KEYSOP. In exchange for this termination, we paid to all participants approximately

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

$204,000. All amounts remaining in the trust after its liquidation and the payment of termination amounts to participants were remitted to the Company and included in income in 2005.

In 2004, we established a Phantom Stock Plan as a performance incentive program for key restaurant management personnel. The plan gives such managers the right to receive a cash payment equal to the value of a specified number of shares provided such manager remained our employee until at least December 31, 2005. After that date, but not later than December 31, 2007, each such manager can request a payment from the company that is equal to the number of shares times the weighted average of the closing prices of our stock during the full calendar month preceding the month in which such payment is requested. We retain the right to offset any amounts due to us from the manager, prior to issuing any payment under the plan. As of December 31, 2006, there were a total of 46 managers enrolled in the program, each of whom had been granted between 250-2500 units (or share equivalents) under the plan, representing a total of 34,000 units or share equivalents. We recognized the expense of this plan over 17 months. The amount accrued as of December 31, 2006 was $164,000 related to this plan.

In July 2005, the compensation committee of our board of directors granted to certain of our executives an aggregate of 244,000 shares of restricted stock under the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. All such shares of restricted common stock vest and the related restrictions expire on July 21, 2008. However, each executive’s restricted shares will vest immediately upon the earliest to occur of the executive’s death or disability or a Fundamental Change (as defined in the related agreement) of the company. If the executive’s employment is terminated for any reason (other than death, disability or a Fundamental Change) prior to vesting, the restricted shares will be forfeited. We are accounting for these restricted stock grants in accordance with SFAS 123(R).

In October 2006, the compensation committee of our board of directors granted to certain of our executives an aggregate of 230,150 shares of restricted stock under the 2006 Omibus Stock Plan, as amended. All such shares of restricted common stock vest and the related restrictions expire on July 26, 2009. However, each executive’s restricted shares will vest immediately upon the earliest to occur of the executive’s death or disability or a Fundamental Change (as defined in the related agreement) of the company. If the executive’s employment is terminated for any reason (other than death, disability, position elimination or a Fundamental Change) prior to vesting, the restricted shares will be forfeited. We are accounting for these restricted stock grants in accordance with SFAS 123(R).

16.    RELATED-PARTY AND CERTAIN TRANSACTIONS

Wine Vendor Real Estate Investment—We had a vendor relationship with a vintner in Italy from whom we purchased $0.5 million of wine during fiscal 2005 and $1.2 million of wine during fiscal 2004. We also purchased land and property for development in Sermenino, Italy through this vendor as our agent. The land and property were intended to be used as a training facility. As of December 26, 2004, we had invested a total of approximately $0.6 million in the development of the property. In February 2005, we sold the property to the wine vendor for approximately $0.3 million. We no longer purchase wine from this vendor.

17.    STOCK-BASED COMPENSATION

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

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

We previously issued stock options and granted restricted stock under our 1996 Incentive Stock Option Plan and our 2000 Stock Incentive Plan. Our board of directors no longer makes any additional grants under these plans.

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

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)) as of the beginning of our fiscal year 2006, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for fiscal 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; (b) compensation expense for all stock-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (c) compensation expense for the discount eligible employees receive as part of the ESPP. We recognized compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Consolidated Statement of Operations for fiscal 2006 was $1.0 million. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been adjusted.

The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal years 2005 and 2004.

	Fiscal Year Ended
	December 25, 2005	December 26, 2004
Net loss, as reported	$(32,101)	(38,143)
Plus: Stock-based employee compensation expense included in reported net loss	59	49
Less: Stock-based compensation expense determined under fair value method for all awards	(812)	(2,007)

Pro forma net loss	$(32,854)	$(40,101)

Net loss per common share, basic and diluted:
As reported	$(1.58)	(1.95)
Pro forma	$(1.62)	(2.05)

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

A summary of the status of our stock options is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant	Aggregate Intrinsic Value
Outstanding, December 28, 2003	2,518,692	$9.63	$4.50-21.75	218,616
Granted	995,000	5.13	3.99-7.27
Exercised	(13,000)	6.38	5.62-6.81		$10,070
Terminated	(982,438)	10.30	4.50-17.00

Outstanding, December 26, 2004	2,518,254	7.70	3.99-21.75	205,178
Granted	242,500	5.93	4.43-7.04
Exercised	(11,467)	6.25	5.63-6.75		$4,549
Terminated	(597,792)	8.80	5.63-12.94

Outstanding, December 25, 2005	2,151,495	6.64	3.99-21.75	231,443
Granted	390,224	5.45	4.85-6.54
Exercised	(6,767)	4.49	4.44-4.70		$5,323
Terminated	(345,018)	8.10	4.31-15.88

Outstanding, December 31, 2006	2,189,934	$6.22	$3.99-21.75	1,708,244

Exercisable, December 31, 2006	1,603,101	$6.42	$3.99-21.75

Information regarding options outstanding and exercisable at December 31, 2006 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.99 – 5.13	509,000	7.85	$4.44	$193,750	472,800	$4.42	$187,188
5.14 – 9.24	1,452,600	7.57	5.94	—	901,967	6.04	—
9.25 – 13.35	209,334	3.64	11.69	—	209,334	11.69	—
13.36 – 17.46	18,000	4.22	15.35	—	18,000	15.35	—
17.47 – 21.75	1,000	4.50	21.75	—	1,000	21.75	—

$ 3.99 – 21.75	2,189,934	7.23	$6.22	$193,750	1,603,101	$6.42	$187,188

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeitures estimates are based on historical company experience and qualitative judgments regarding the employee population.

	Fiscal Years Ended
Assumptions	2006	2005	2004
Expected volatility (1)	55.5%	58.5%	60.2%
Expected dividends	None	None	None
Risk-free interest rate (2)	4.6%	4.2%	3.9%
Expected term (in years) (3)	5.0 - 7.5	5.0 - 7.8	5.0 - 7.0
Weighted average grant date fair value	$3.22	$3.70	$2.68

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

The weighted-average remaining contractual term for options outstanding on December 31, 2006 was approximately 7.23 years. Net cash proceeds from the exercise of stock options were approximately $30,000 for fiscal 2006. The total fair value of shares vested during fiscal years 2006, 2005 and 2004 was approximately $0.6 million, $0.5 million and $6.1 million, respectively.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. Upon adoption of SFAS 123(R), we reclassified unearned compensation within shareholders’ equity to additional paid-in-capital. A summary of the status of our restricted share awards as of December 31, 2006 is as follows:

Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Outstanding, December 26, 2004	—	$—
Granted	264,500	5.48
Vested	—	—
Forfeited or expired	20,500	5.48

Outstanding, December 25, 2005	244,000	5.48

Granted	309,359	5.42
Vested	—
Forfeited or expired	(19,600)	5.52

Outstanding, December 31, 2006	533,759	$5.44

As of December 31, 2006, there was approximately $3.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 3.0 years.

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Paisano Partner Program—Under our Paisano Partner and Chef Partner programs, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. Paisano Partners and Chef Partners also receives stock options and Paisano Partners required to purchase either $10,000 or $20,000 of our common stock at fair market value while Chef Partners are required to purchase $5,000 of our common stock at fair market value at the time of employment in the position. The Partner programs strive to motivate our restaurant general managers, whom we refer to as Paisano Partners, and kitchen managers, whom we refer to as Chef Partners, to act as partners in the overall success of the company. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initiation of bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. We record the equity issuance as an increase to shareholder’s equity. If a Partner chooses to fund the purchase of the equity investment through a loan from us, we record a note receivable from shareholders. Because the loan is made against an equity issuance of our stock, we record the remaining principal due on the loan as a reduction to shareholder’s equity. When a Partner makes a loan payment, we record interest income on, and a reduction in the principal balance of, the loan in accordance with the amortization schedule for the loan. All loans to Partners are made at an 8% fixed interest rate and are primarily collected through automatic payroll deductions. In the case of termination of employment of a Partner within five years after the purchase date of the equity interest, we either (1) continue to collect payments on the loan in accordance with its terms or (2) exercise our option to buy-out the Paisano Partner’s entire equity interest purchased under the Partner program at the purchase price of the equity interest paid by the Partner and reduce our note receivable due from employee shareholders accordingly. The notes receivable balances related to stock purchases by Paisano Partners and Chef Partners were approximately $1,116,000 and $805,000 as of December 31, 2006 and December 25, 2005, respectively. At December 31, 2006 and December 25, 2005, respectively, 271,155 and 236,274 shares of common stock were issued under the Paisano Partner program and as of December 31, 2006 79,277 shares were issued under the Chef Partner program.

Private Placement of Common Stock—In 2004, we completed the sale of 3.3 million shares in a private placement of our stock at a price of $5.50 per share for total gross proceeds of $18.2 million. After deducting equity transaction costs of approximately $0.8 million, we received net proceeds from the equity sale of approximately $17.4 million, $8.5 million of which was used to prepay our term loan facility and $7.5 million of which was used to pay down our line of credit borrowings and the remaining proceeds were used for general corporate purposes.

18.    SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the fiscal year ended (in thousands):

	December 31, 2006	December 25, 2005	December 26, 2004
Cash paid for:
Interest (net of amounts capitalized)	$2,575	$3,029	$1,624
Non-cash investing and financing activities:
Property acquired by capital lease	—	15,695	—
Shareholder receivable from issuance of stock	846	178	420
Shareholder receivable reduction due to repurchase of common stock	254	350	480

BUCA, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

19.    SELECTED QUARTERLY FINANCIAL DATA—Unaudited

The following tables contains unaudited quarterly financial data from continuing operations (in thousands, except per share data and weighted average shares) for fiscal 2006 and 2005:

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Restaurant sales	$64,842	$61,019	$56,421	$71,531
Operating income (loss)	1,877	(774)	(4,218)	1,266
Net income (loss) from continuing operations	1,143	(1,467)	(4,950)	713

Net income (loss)	$1,270	$(718)	$(5,103)	$943

Net income (loss) from continuing operations per share—basic and diluted	0.05	(0.07)	(0.24)	0.04

Net income (loss) per share—basic and diluted	0.06	(0.03)	(0.25)	0.05

Weighted average common shares outstanding—basic	20,503,773	20,525,656	20,534,848	20,474,325

Weighted average common shares outstanding—diluted	20,621,312	20,525,656	20,534,848	20,693,862

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Restaurant sales	$61,385	$59,653	$54,977	$62,944
Operating loss	(647)	(3,099)	(15,217)	(4,019)
Net loss from continuing operations (1)	(1,079)	(4,080)	(16,638)	(5,241)
Net loss before cumulative effect of change in accounting principle	(926)	(3,804)	(20,948)	(6,060)

Net loss	$(926)	$(3,804)	$(20,948)	$(6,423)

Net loss from continuing operations per share—basic and diluted	(0.05)	(0.20)	(0.82)	(0.26)

Net loss before cumulative effect of change in accounting principle per share—basic and diluted	(0.05)	(0.19)	(1.04)	(0.30)

Net loss per share—basic and diluted	(0.05)	(0.19)	(1.04)	(0.32)

Weighted average common shares outstanding—basic and diluted	20,180,235	20,203,204	20,223,749	20,312,389

(1)	Operating results for the third quarter of fiscal 2005 included charges of $9.8 million for losses on the impairment and sale of long-lived assets and $0.7 million for loan termination costs.

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws of the Registrant. (2)	Incorporated by Reference
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)	Incorporated by Reference
4.1	Specimen of Common Stock certificate. (4)	Incorporated by Reference
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(5)	Incorporated by Reference
10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(6)	Incorporated by Reference
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *(7)	Incorporated by Reference
10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(8)	Incorporated by Reference
10.5	Stock Option Plan for Non-Employee Directors. *(9).	Incorporated by Reference
10.6	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (10)	Incorporated by Reference
10.7	BUCA, Inc. Employee Stock Purchase Plan. *(11)	Incorporated by Reference
10.8	BUCA, Inc. Amended Employee Stock Purchase Plan. *(12)	Incorporated by Reference
10.9	2006 Omnibus Stock Plan of BUCA, Inc. *(13)	Incorporated by Reference
10.10	Form of Restricted Stock Agreement for the 2006 Omnibus Stock Plan of the Registrant. *(14)	Incorporated by Reference
10.11	Employment Agreement, dated as of October 14, 2004 between the Registrant and Wallace B. Doolin. *(15)	Incorporated by Reference
10.12	Employment Agreement, dated as of February 10, 2005 between the Registrant and Modesto Alcala. *(16)	Incorporated by Reference
10.13	Employment Agreement, dated as of February 24, 2005, by and between the Registrant and Kaye R. O’Leary. *(17)	Incorporated by Reference
10.14	Employment Agreement, dated as of March 30, 2005, by and between the Registrant and Richard G. Erstad. *(18)	Incorporated by Reference
10.15	Employment Agreement, dated as of February 21, 2005, by and between the Registrant and Cynthia C. Rodahl. *(19)	Incorporated by Reference
10.16	Employment Agreement, dated as of September 6, 2006, by and between the Registrant and John T. Bettin. *(20)	Incorporated by Reference
10.17	Amendment to Employment Agreement, dated as of December 4, 2006, by and between the Registrant and Modesto Alcala. *(21)	Incorporated by Reference
10.18	Second Amended and Restated Employment Agreement, dated as of December 5, 2006 between the Registrant and Steven B. Hickey. *(22)	Incorporated by Reference
10.19	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (23)	Incorporated by Reference
10.20	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (24)	Incorporated by Reference

Exhibit	Description	Method of Filing
10.21	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (25)	Incorporated by Reference
10.22	Amendment Number Three to Credit Agreement, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (26)	Incorporated by Reference
10.23	Amendment Number Four to Credit Agreement, dated as of November 30, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (27)	Incorporated by Reference
10.24	Amendment Number Five to Credit Agreement, dated as of March 22, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (28)	Incorporated by Reference
10.25	Amendment Number Six to Credit Agreement, dated as of August 11, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (29)	Incorporated by Reference
10.26	Amendment Number Seven to Credit Agreement, dated as of October 1, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (30)	Incorporated by Reference
10.27	Amendment Number Eight to Credit Agreement, dated as of March 8, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent.	Filed Electronically
10.28	Stock Purchase Agreement, dated as of September 25, 2006, by and among the Registrant, BUCA Restaurants 3, Inc., Bertucci’s Corporation and Vinny T’s Acquisition Corporation (31)	Incorporated by Reference
10.29	Promissory Note, dated as of September 25, 2006, from Vinny T’s Acquisition Corporation payable to the Registrant. (32)	Incorporated by Reference
10.30	Guaranty, dated as of September 25, 2006, issued by Bertucci’s Corporation to the Registrant. (33)	Incorporated by Reference
21.1	Subsidiaries of the Registrant	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP	Filed Electronically
23.2	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed Electronically
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 25, 2005.
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 25, 2006.
(13)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2006.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 31, 2006.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2005.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 1, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 5, 2005.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 7, 2006.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2006.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2005.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 15, 2005.
(26)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2005.
(27)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended December 25, 2005.
(28)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 25, 2005.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006.

(30)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006.
(31)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2006.
(32)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2006.
(33)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2006.