Form 10-Q
period 2007-04-01
BUCA INC /MN
filed 2007-05-09
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2007

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

As of May 4, 2007, the registrant had 20,917,954 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$930	$1,567
Accounts receivable	3,933	4,864
Inventories	5,993	6,279
Prepaid expenses and other	4,536	4,468

Total current assets	15,392	17,178

PROPERTY AND EQUIPMENT, net	109,572	112,189
NOTE RECEIVABLE	3,582	3,567
OTHER ASSETS	4,485	4,469

	$133,031	$137,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,335	$10,755
Unredeemed gift card liabilities	2,418	4,031
Accrued payroll and benefits	6,547	8,806
Accrued sales, property and income tax	2,965	3,678
Other accrued expenses	3,977	3,495
Line of credit borrowing	3,570	—
Current maturities of long-term debt and capital leases	216	193
Current liabilities of discontinued operations and assets held for sale	316	257

Total current liabilities	30,344	31,215

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	16,211	16,278
DEFERRED RENT	18,154	18,853
OTHER LIABILITIES	3,678	4,037

Total liabilities	68,387	70,383

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 20,909,427 and 20,926,556 shares issued and outstanding, respectively	209	209
Additional paid-in capital	171,785	171,430
Accumulated deficit	(106,298)	(103,503)
Notes receivable from employee shareholders	(1,052)	(1,116)

Total shareholders’ equity	64,644	67,020

	$133,031	$137,403

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
Restaurant sales	$62,811	$64,842
Restaurant costs:
Product	15,378	15,947
Labor	21,860	20,745
Direct and occupancy	19,047	18,711
Depreciation and amortization	3,054	3,251

Total restaurant costs	59,339	58,654

General and administrative expenses	5,624	4,260
Loss on impairment of long-lived assets	50	51
Lease termination charges	(3)	—

Operating (loss) income	(2,199)	1,877

Interest income	137	14
Interest expense	(561)	(748)

(Loss) income before income taxes	(2,623)	1,143
Income taxes	—	—

Net (loss) income from continuing operations	(2,623)	1,143
Net (loss) income from discontinued operations	(172)	127

Net (loss) income	$(2,795)	$1,270

Net (loss) income from continuing operations per share—basic and diluted	$(0.13)	$0.05
Net (loss) income from discontinued operations per share—basic and diluted	$(0.01)	$0.01

Net (loss) income per share—basic and diluted	$(0.14)	$0.06

Weighted average common shares outstanding—basic	20,410,184	20,503,773

Weighted average common shares outstanding—diluted	20,410,184	20,621,312

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Thirteen Weeks Ended April 1, 2007

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	Accum- ulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount

Balance at December 31, 2006	20,927	$209	$171,430	$(103,503)	$(1,116)	$67,020
Issuance of common stock	10	—	50	—	(50)	—
Repurchase of common stock from shareholders	(9)	—	(51)	—	53	2
Collections on notes receivable from shareholders	—	—	—	—	61	61
Common stock issued under employee stock purchase plan	6	—	39	—	—	39
Issuance/(forfeiture) of restricted stock	(25)	—	—	—	—	—
Share-based compensation	—	—	317	—	—	317
Net loss	—	—	—	(2,795)	—	(2,795)

Balance at April 1, 2007	20,909	$209	$171,785	$(106,298)	$(1,052)	$64,644

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,795)	$1,270
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,054	3,251
Share-based compensation	317	340
Loss on impairment of long-lived assets	50	53
Deferred rent	(599)	7
Amortization of loan acquisition costs	99	127
Other non-cash (gains) losses	(22)	10
Change in assets and liabilities:
Accounts receivable	931	(268)
Inventories	286	437
Prepaid expenses and other	(68)	353
Accounts payable	(507)	(2,894)
Accrued expenses	(4,353)	(4,209)
Other	(401)	(342)

Net cash used in operating activities	(4,008)	(1,865)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(206)	(685)
Proceeds from sale of property and equipment	—	4

Net cash used in investing activities	(206)	(681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	7,007	2,557
Payments for line of credit borrowings	(3,437)	—
Principal payments on long-term debt	(43)	(344)
Financing costs	(50)	—
Collection on notes receivable from shareholders	61	87
Net proceeds from issuance of common stock	39	55

Net cash provided by financing activities	3,577	2,355

Net change in cash	(637)	(191)
Cash at the beginning of period	1,567	1,421

Cash at the end of period	$930	$1,230

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At April 1, 2007, we owned 92 Buca di Beppo restaurants. Our Buca di Beppo restaurants are located in 25 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen weeks ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

As described in Note 3, Discontinued Operations and Assets Held for Sale, we have reclassified Vinny T’s of Boston and three Buca de Beppo closed restaurants’ financial results as discontinued operations for all periods presented. These notes to Condensed Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

2. STOCK-BASED COMPENSATION

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

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)) as of the beginning of our fiscal year 2006, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the thirteen weeks ended April 1, 2007, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; (b) compensation expense for all stock-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (c) compensation expense for the discount eligible employees receive as part of the ESPP. We recognize compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Condensed Consolidated Statement of Operations for the thirteen weeks ended April 1, 2007 and March 26, 2006 was $0.3 million and $0.3 million, respectively.

The following table summarizes the stock option transactions for the thirteen weeks ended April 1, 2007:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,189,934	$6.22	$3.99-21.75	1,708,244

Granted	19,000	5.19	4.52-5.40
Exercised	—	—	—		$—
Forfeited or expired	20,000	5.72	5.25-6.84

Outstanding, April 1, 2007	2,188,934	$6.22	$3.99-21.75	1,693,244

Exercisable, April 1, 2007	1,637,267	$6.41	$3.99-21.75

Information regarding options outstanding and exercisable at April 1, 2007 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.99 - 5.50	973,000	8.11	$4.87	$610,330	652,800	$4.67	$542,060
5.51 - 9.24	987,600	6.72	6.20	—	756,133	6.21	—
9.25 - 13.35	209,334	3.39	11.69	—	209,334	11.69	—
13.36 - 17.46	18,000	3.97	15.35	—	18,000	15.35	—
17.47 - 21.75	1,000	4.25	21.75	—	1,000	21.75	—

$3.99 - 21.75	2,188,934	7.00	$6.22	$610,330	1,637,267	$6.41	$542,060

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeiture estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2007	2006
Expected volatility (1)	51.9%	55.3%
Expected dividends	None	None
Risk-free interest rate (2)	4.8%	4.6%
Expected term (in years) (3)	5.0-7.5	5.0-7.5
Weighted Average fair value per option	$2.87	$3.22

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

There were no net cash proceeds from the exercise of stock options for the thirteen weeks ended April 1, 2007 or March 26, 2006.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. The following table summarizes the restricted share transactions for the thirteen weeks ended April 1, 2007:

Restricted Share Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding, December 31, 2006	533,759	$5.44

Granted	—	—

Vested	21,167	5.48

Forfeited or expired	24,633	5.50

Outstanding, April 1, 2007	487,959	$5.44

As of April 1, 2007, there was approximately $2.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.8 years.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

Liabilities classified as discontinued operations consisted of (in thousands):

	April 1, 2007	December 31, 2006
Current liabilities (1)	$316	$257

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached an agreement with the landlord of one of the restaurants to terminate the lease, have reached an agreement to sublease one of the properties, and recorded estimated liabilities for the remaining restaurant to cover future lease termination costs. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. We expect to pay these amounts in 2007.

Accrued exit costs December 31, 2006	$257
Expenses accrued	145
Payments	(86)

Balance at April 1, 2007	$316

Discontinued operations’ financial results for the thirteen weeks ended April 1, 2007 and March 26, 2006 consisted of (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
Restaurant sales	$—	$7,532
Restaurant costs	30	7,402
Other	142	3

Net (loss) income from discontinued operations	$(172)	$127

4. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

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

We recorded losses of $50,000 during the thirteen weeks ended April 1, 2007 and losses of $51,000 for the thirteen weeks ended March 26, 2006 related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant.

5. NET (LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE

Net (loss) income from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net (loss) income from continuing operations per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
Numerator:
Basic and diluted net (loss) income from continuing operations	$(2,623)	$1,143
Denominator:
Weighted average shares outstanding – basic	20,410,184	20,503,773
Effect of dilutive securities:
Stock options	—	117,539
Weighted average shares outstanding – diluted	20,410,184	20,621,312

Basic and diluted net (loss) income from continuing operations per common share	$(0.13)	$0.05

Diluted (loss) income from continuing operations per common share excludes 1.2 million stock options at a weighted average price of $7.36 in the thirteen weeks ended April 1, 2007 and 1.4 million stock options at a weighted average price of $7.61 in the thirteen weeks ended March 26, 2006 due to their anti-dilutive effect.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. We analyzed our tax positions as of April 1, 2007 and determined that the implementation of FIN 48 has no impact on our financial statements as we maintain a full valuation allowance on our deferred tax assets due to our continued operating losses. Interest and penalties related to tax benefits are not material to our financial statements.

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

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirteen weeks ended April 1, 2007 and March 26, 2006 (in thousands):

	April 1, 2007	March 26, 2006
Cash paid during period for:
Interest	$463	$569
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	(50)	(30)
Shareholder receivable reduction due to retirement of stock	53	60

8. COMMITMENTS AND CONTINGENCIES

Litigation – In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. We understand that the order of investigation relates to our internal controls and compliance with rules governing filings and reports, including public disclosures, required to be filed with the SEC, and the 2002 purchase of an old farmhouse in Italy known as “Villa Sermenino.” We believe the SEC largely has completed its investigation of the company, with which we cooperated and assisted, and we expect to reach a resolution of this matter with the SEC.

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

9. ASSET RETIREMENT OBLIGATION

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143. We adopted FIN 47 as of December 25, 2005. In accordance with FIN 47, liabilities for legal obligations stemming from the eventual retirement of tangible long-lived assets (leasehold improvements) were recorded at fair value as of December 25, 2005, with a corresponding increase to the carrying values of the related long-lived assets.

Asset retirement obligation December 31, 2006	$606
Accretion expense	14

Asset retirement obligation April 1, 2007	$620

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At April 1, 2007, we owned and operated 92 Buca di Beppo restaurants. Our Buca di Beppo restaurants are full service restaurants that offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

During fiscal 2006, we did not open any new restaurants. We sold the Vinny T’s of Boston brand and associated restaurants in September 2006. During the first thirteen weeks in fiscal 2007, we closed one restaurant and did not open any new restaurants.

In 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. Vinny T’s of Boston was accounted for as “assets held for sale” as of December 25, 2005 and has been included in discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 3 to our Condensed Consolidated Financial Statements for more information on assets held for sale and discontinued operations. Except where otherwise indicated, the following discussion relates to continuing operations only.

Financial results related to the three Buca di Beppo restaurants we closed in 2005 have been classified as discontinued operations in our Condensed Consolidated Financial Statements. See Note 3 to our Condensed Consolidated Financial Statements for more information on discontinued operations. We will continue to review all of our restaurant locations for potential impairment and potential closure. The lease on our Chicago Clark Street restaurant expired in February 2007 and we made the decision to not exercise our option to renew the lease. This restaurant was closed in February 2007. We intend to resume new restaurant openings and are working toward opening one new restaurant in fiscal 2007 and three to five new restaurants in fiscal 2008. We also intend to explore the option of franchising and selling development rights to our restaurants in certain select markets beginning in fiscal 2007.

During fiscal 2006, we implemented a price increase of approximately 3.0% on food items at our Buca di Beppo restaurants. The primary reason for this price increase was to offset rising operational costs, particularly in product and occupancy expenses. Also during fiscal 2006, we added our lunch menu to an additional 66 restaurants; the majority of those being added in the fiscal fourth quarter, bringing the total number of restaurants serving lunch at the end of fiscal 2006 to 75, or 82% of our system. On January 1, 2007, we implemented a price increase of 2.0% on food items primarily to offset rising operational costs due to increases in the minimum wage.

Results of Operations

Our operating results for the thirteen weeks ended April 1, 2007 and March 26, 2006 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
Restaurant sales (in thousands)	$62,811	$64,842
Restaurant costs:
Product	24.5%	24.6%
Labor	34.8%	32.0%
Direct and occupancy	30.3%	28.9%
Depreciation and amortization	4.9%	5.0%

Total restaurant costs	94.5%	90.5%
General and administrative expenses	8.9%	6.5%
Pre-opening costs	0.0%	0.0%
Loss on impairment and sale of long-lived assets	0.1%	0.1%
Lease termination charges	0.0%	0.0%

Operating (loss) income	(3.5)%	2.9%
Interest income	0.2%	0.0%
Interest expense	0.9%	1.1%
Loss on early extinguishment of debt	0.0%	0.0%

(Loss) income before income taxes	(4.2)%	1.8%
Income taxes	0.0%	0.0%

Net (loss) income from continuing operations	(4.2)%	1.8%
Net (loss) income from discontinued operations	(0.2)%	0.2%

Net (loss) income	(4.4)%	2.0%

Thirteen Weeks Ended April 1, 2007 Compared to the Thirteen Weeks Ended March 26, 2006

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverage sales. Restaurant sales decreased by approximately $2.0 million, or 3.1%, to $62.8 million in the first quarter of fiscal 2007 from $64.8 million in the first quarter of fiscal 2006. The decrease in restaurant sales was primarily the result of a shift in our fiscal calendar due to the fact that fiscal 2006 included a 53rd week. The additional 53rd week of fiscal 2006 consisted of the relatively high sales week prior to and including New Year’s Eve. The addition of that week in fiscal 2006 meant that our first quarter of fiscal 2007 excluded that relatively high sales week. The first quarter of fiscal 2006 included the week prior to and including New Year’s Eve. The first quarter of fiscal 2007 was also negatively impacted by adverse weather conditions which resulted in several restaurant closures for parts of various days as well as the closure of our Clark Street restaurant in Chicago. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. First quarter of fiscal 2007 restaurant sales reflect total discounts of approximately $3.8 million compared to $3.7 million during the same period in fiscal 2006.

Our calculation of comparable restaurant sales includes restaurants open for 18 full months and results compared on a 52-week comparable basis. Comparable restaurant sales exclude the impact of the additional 53rd week that occurred in fiscal 2006. For the first quarter of fiscal 2007, comparable restaurant sales increased 0.2% at our Buca di Beppo restaurants. The increase in comparable restaurant sales was primarily driven by lunch sales at the additional stores serving lunch, increased to-go sales and the 2.0% price increase on dinner food menu items implemented January 1, 2007. Comparable restaurant sales were impacted by adverse weather conditions in the first quarter of fiscal 2007. We expect that our Buca di Beppo comparable restaurant sales will be positive for the second quarter of fiscal 2007.

Product. Product costs decreased by approximately $0.5 million, or 3.1%, to $15.4 million in the first quarter of fiscal 2007 from $15.9 million in the first quarter of fiscal 2006. Product costs as a percentage of sales decreased to 24.5% in the first quarter of fiscal 2007 from 24.6% in the first quarter of fiscal 2006. The decrease in product costs in dollars was primarily due to reductions in sales. The decrease in product costs as a percentage of sales was primarily driven by decreases in bar costs as a result of implementing standardized pricing during fiscal 2006 which resulted in a net price increase and to a lesser extent by decreases in prices of poultry and seafood and menu changes that changed the mix of seafood items that we sell. We expect product costs as a percentage of sales to increase slightly in the second quarter of fiscal 2007 as compared to the same quarter in fiscal 2006.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $1.2 million, or 5.8%, to $21.9 million in the first quarter of fiscal 2007 from $20.7 million in the first quarter of fiscal 2006. Labor cost as a percentage of sales increased to 34.8% in the first quarter of fiscal 2007 from 32.0% in the first quarter of fiscal 2006. The increase in labor costs in dollars and as a percentage of sales was primarily related to increases in the minimum wage, increases in non-exempt labor attributable to both additional stores now serving lunch and increases in medical claims. The decrease in sales in the first quarter of fiscal 2007 also contributed to the increase in labor costs as a percentage of sales. We expect labor costs as a percentage of sales to increase in the second quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, workers compensation, general liability insurance expense, rental expenses and other related restaurant costs. Direct and occupancy expenses increased by approximately $0.3 million, or 1.6%, to $19.0 million in the first quarter of fiscal 2007 from $18.7 million in the first quarter of fiscal 2006. Direct and occupancy costs as a percentage of sales increased to 30.3% in the first quarter of fiscal 2007 from 28.9% from the same period in fiscal 2006. The increase in direct and occupancy expenses in dollars was primarily the result of increased repair and maintenance expenses, increases in credit card fees, increases in to-go supplies related to increased to-go sales, and increases in real property expenses. The increase in direct and occupancy expenses as a percentage of sales was primarily related to decreases in sales, increases in repair and maintenance obligations, and to a lesser extent by increases in supplies pricing and increases in credit card fees. We expect direct and occupancy expenses as a percentage of sales to increase slightly in the second quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Depreciation and Amortization. Depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center. Depreciation and amortization decreased by approximately $0.2 million, or 6.1%, to $3.1 million for the first quarter of fiscal 2007 from $3.3 million during the first quarter of fiscal 2006. Depreciation and amortization decreased as a percentage of sales to 4.9% in the first quarter of fiscal 2007 from 5.0% in the first quarter of fiscal 2006. The decreases in dollars and as a percentage of sales were primarily due to reduced depreciation expense as our assets become fully depreciated. We expect depreciation and amortization as a percentage of sales to remain flat or decrease slightly in the second quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

General and Administrative. General and administrative expenses include management and staff salaries, employee benefits, travel, information systems, guest services, training, and market research expenses associated with the Paisano Support Center. General and administrative expenses increased by approximately $1.3 million, or 30.2%, to $5.6 million in the first quarter of fiscal 2007 from $4.3 million in the first quarter of fiscal 2006. General and administrative expenses as a percentage of sales increased to 8.9% in the first quarter of fiscal 2007 from 6.5% in the first quarter of fiscal 2006. The increase in general and administrative expenses in dollars and as a percentage of sales was primarily due to a $1.8 million insurance related settlement recorded during the first quarter of fiscal 2006. In addition, increases in consulting expenses related to prototype and site modeling projects in preparation for opening new stores were more than offset by reductions to bonus expense as a result of not achieving financial targets in the first quarter. We expect general and administrative expenses as a percentage of sales to remain flat in the second quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Interest Expense. Interest expense includes the financing cost on our credit facilities and capital leases. Interest expense decreased by $0.1 million, or 14.3%, to $0.6 million during the first quarter of fiscal 2007 compared to $0.7 million during the first quarter of fiscal 2006. Interest expense on our credit facility was approximately $0.2 million while interest expense on our capital leases was approximately $0.3 million in the first quarter of 2007. The decrease primarily resulted from a reduction in long-term debt.

Income Taxes. We did not record a benefit from or provision for income taxes in the first quarter of fiscal 2007 or 2006. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued Operations. In December 2005, our board of directors approved the engagement of an investment banker to represent us in the sale of the Vinny T’s of Boston restaurants. In November 2005, we also closed three Buca di Beppo restaurants. In September 2006, we sold the Vinny T’s of Boston brand and the associated restaurants. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Net loss from discontinued operations was $0.2 million in the first quarter of fiscal 2007 compared to net income of $0.1 million in the same quarter of fiscal 2006. Vinny T’s of Boston had $0.2 million in net income during the first quarter of fiscal 2006 compared to no activity during the same period in fiscal 2007. In addition, the closed restaurants incurred $0.1 million in lease termination expenses during the first quarter of fiscal 2007. We expect net income from discontinued operations to decrease during the second quarter of fiscal 2007 as compared to the same period in 2006.

Net Loss. The first quarter of fiscal 2007 resulted in a net loss of $2.8 million compared to net income of $1.3 million during the same period in fiscal 2006. As a percentage of sales, net loss for the first quarter of fiscal 2007 was 4.4% compared to net income of 2.0% in the first quarter of fiscal 2006. The decrease in absolute dollars and as a percentage of sales was primarily a result of decreased sales, increases in labor expense as a percentage of sales, and the impact of the favorable insurance settlement recorded in the first quarter of fiscal 2006.

Liquidity and Capital Resources

As of April 1, 2007, we held cash of approximately $0.9 million, a decrease of approximately $0.7 million from the fiscal 2006 year-end balance of approximately $1.6 million. The reduction in our cash balance was due primarily to an increased use of cash in our operating activities. Net cash used in operating activities was approximately $4.0 million for the thirteen weeks ended April 1, 2007 as compared to net cash used in operating activities of $1.9 million for the same period in fiscal 2006. The increase of $2.1 million in the use of cash in operating activities is primarily related to the $1.5 million of proceeds from insurance settlements received during the first thirteen weeks of 2006 and to a lesser extent related to softer sales in the quarter, increases in labor related to minimum wage hikes and increases in repairs and maintenance. The fiscal 2007 activity included operating cash uses of less than $50,000 related to discontinued operations

Net cash used in investing activities was $0.2 million for the first thirteen weeks of fiscal 2007 as compared to a $0.7 million use of cash from investing activities for the same period in fiscal 2006. The decrease of $0.5 million in the use of cash in investing activities is primarily related to the cash used for the purchase of a new accounting system during the same period in fiscal 2006. The fiscal 2007 activity did not include any investing cash uses relating to discontinued operations.

We use cash for property and equipment primarily to fund the development and construction of new restaurants and secondarily to fund capitalized property improvements for our existing restaurants. We are currently evaluating new prototypes for potential new restaurants to be opened in fiscal 2007 and beyond. We anticipate that total cash investment per Buca di Beppo restaurant, including pre-opening costs, will be approximately $2.5 to $3.0 million.

Net cash provided by financing activities was $3.6 million in the first thirteen weeks of fiscal 2007 as compared to $2.4 million for the same period in fiscal 2006.

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

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lender agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000. As of April 1, 2007, we were in default of the financial covenant regarding minimum EBITDA. As a result, a waiver was negotiated and received in May 2007. In exchange for the waiver, we paid our lender a waiver fee of $25,000.

The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was 9.75% on April 1, 2007 and 10.75% on December 31, 2006. Under the credit facility, our annual capital expenditures are limited to $13.0 million and the agreement includes covenants that place restrictions on sales or properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants. We expect to be in compliance with the financial covenants of the credit facility, as recently amended, for the next twelve months.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of May 7, 2007, we had outstanding borrowings of approximately $5.6 million under our revolving credit facility and our availability under the revolving credit facility was approximately $9.1 million.

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

Application of Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our critical accounting policies include: property and equipment, leases, impairment of long-lived assets, self-insurance, income taxes, estimated liability for closing restaurants, loss contingencies and share-based compensation. A more in-depth description of all other policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), which became effective for us beginning in fiscal 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Recent Accounting Pronouncements

See Note 6 to our Condensed Consolidated Financial Statements for discussion on new accounting standards.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our operating results.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen weeks ended April 1, 2007 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•

The actual number of restaurants opened during any period could be higher or lower than the projected amount based upon the timing and success of locating suitable sites, negotiating acceptable leases, managing construction and recruiting qualified operating personnel.

•

Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of the success of our menu initiatives, “to go” efforts, lunch initiatives, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales pattern.

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

•	Interest expense could be adversely affected by our need for additional borrowings on our credit facilities, additional amendment fees under our credit facility, and an increase in interest rates.

•	Our ability to generate cash from operating activities could be adversely affected by increases in expenses as well as decreases in our average check and guest counts.

•	Our actual cash investment for building each restaurant could be higher or lower based upon the success of locating suitable sites, the restaurant location and construction costs.

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

•

The actual impact of our Buca Small and Buca Mio initiatives could be affected by changes in consumer preferences, the effectiveness of our Buca Small marketing campaigns, competitive factors and weather conditions.

•

Additional factors that could cause actual results to differ include: an adverse outcome of the SEC investigation; an adverse outcome of pending legal proceedings; risks associated with restaurants not generating sufficient cash flows to support the carrying value of the restaurants’ assets; risks of incurring additional lease termination expenses; risks associated with terrorism; risks associated with actual or alleged food-borne illness; risks associated with future growth; inability to achieve and manage planned expansion; fluctuations in operating results; the need for additional capital; risks associated with discretionary consumer spending; inability to compete with larger, more established competitors; potential labor shortages; our dependence on governmental licenses; weather and natural disasters; and legal actions arising in the normal course of business, including complaints or litigation from guests.

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

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 31, 2006. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $25.0 million (including a letter of credit sub-facility of up to an aggregate of $5.0 million). The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. As of May 7, 2007, we had approximately $5.6 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $56,000.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our Paisano Partners to purchase either $10,000 or $20,000 of our common stock at fair market value. Our Chef Partner program allows chefs who wish to become Chef Partners to purchase $5,000 of our common stock at fair market value. We provide the Paisano and Chef Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initial bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner and Chef Partner equity shares issued in accordance with this program during the first quarter of fiscal 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended January 28, 2007	2,775	$5.40	—	$1,719,727
Four-week period ended February 25, 2007	—	—	—	1,679,729
Five-week period ended April 1, 2007	7,126	5.32	—	1,664,731
Total	9,901	$5.34	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 2, 2007, our shareholders voted on the following matters:

(1)	Election of two Class II directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	For	Withhold
Wallace B. Doolin	18,016,498	344,840
Paul J. Zepf	18,153,403	207,935

(2)	Approval of the amendments to the BUCA, Inc. Employee Stock Purchase Plan. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
15,705,912	194,543	51,128	2,409,755

(3)	Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the 2007 fiscal year. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
18,342,172	12,459	6,707	—

The following other directors continued their terms of office as directors after the meeting: Sidney J. Feltenstein, James T. Stamas, John P. Whaley and Fritzi P. Woods.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Waiver dated as of May 4, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc. (Registrant)

Date: May 9, 2007	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ Dennis J. Goetz
Dennis J. Goetz
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Waiver dated as of May 4, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.