Form 10-Q
period 2007-07-01
BUCA INC /MN
filed 2007-08-08
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2007

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

As of August 3, 2007, the registrant had 21,074,961 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$702	$1,567
Accounts receivable	3,460	4,864
Inventories	5,883	6,279
Prepaid expenses and other	5,297	4,468

Total current assets	15,342	17,178

PROPERTY AND EQUIPMENT, net	106,184	112,189
NOTE RECEIVABLE	3,597	3,567
OTHER ASSETS	4,313	4,469

	$129,436	$137,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,203	$10,755
Unredeemed gift card liabilities	1,711	4,031
Accrued payroll and benefits	7,209	8,806
Accrued sales, property and income tax	3,187	3,678
Other accrued expenses	3,187	3,495
Line of credit borrowing	5,336	—
Current maturities of long-term debt and capital leases	264	193
Current liabilities of discontinued operations and assets held for sale	29	257

Total current liabilities	30,126	31,215

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	16,143	16,278
DEFERRED RENT	18,075	18,853
OTHER LIABILITIES	3,310	4,037

Total liabilities	67,654	70,383

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 21,058,723 and 20,926,556 shares issued and outstanding, respectively	211	209
Additional paid-in capital	172,161	171,430
Accumulated deficit	(109,551)	(103,503)
Notes receivable from employee shareholders	(1,039)	(1,116)

Total shareholders’ equity	61,782	67,020

	$129,436	$137,403

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Restaurant sales	$62,084	$61,019	$124,895	$125,861
Restaurant costs:
Product	15,286	15,142	30,664	31,089
Labor	21,514	20,166	43,374	40,911
Direct and occupancy	18,504	17,569	37,551	36,280
Depreciation and amortization	3,183	3,258	6,237	6,509

Total restaurant costs	58,487	56,135	117,826	114,789

General and administrative expenses	5,479	5,529	11,103	9,789
Loss on impairment of long-lived assets	737	129	787	180
Lease termination charges	—	—	(3)	—

Operating (loss) income	(2,619)	(774)	(4,818)	1,103

Interest income	139	34	276	48
Interest expense	(741)	(727)	(1,302)	(1,475)

Loss before income taxes	(3,221)	(1,467)	(5,844)	(324)
Income taxes	—	—	—	—

Net loss from continuing operations	(3,221)	(1,467)	(5,844)	(324)
Net (loss) income from discontinued operations	(32)	749	(204)	876

Net (loss) income	$(3,253)	$(718)	$(6,048)	$552
Net loss from continuing operations per share—basic and diluted	$(0.16)	$(0.07)	$(0.29)	$(0.01)
Net income (loss) from discontinued operations per share—basic and diluted	$—	$0.04	$(0.01)	$0.04

Net (loss) income per share—basic and diluted	$(0.16)	$(0.03)	$(0.30)	$0.03

Weighted average common shares outstanding—basic and diluted	20,431,544	20,525,656	20,420,771	20,507,129

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Twenty-Six Weeks Ended July 1, 2007

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Notes receivable from employee shareholders	Total equity
	Shares	Amount
Balance at December 31, 2006	20,927	$209	$171,430	$(103,503)	$(1,116)	$67,020
Issuance of common stock	40	—	195	—	(195)	—
Repurchase of common stock from employee shareholders	(24)	—	(125)	—	135	10
Collections on notes receivable from employee shareholders	—	—	—	—	137	137
Common stock issued under employee stock purchase plan	24	—	113	—	—	113
Issuance/(forfeiture) of restricted stock	92	2	(2)	—	—	—
Share-based compensation	—	—	550	—	—	550
Net loss	—	—	—	(6,048)	—	(6,048)

Balance at July 1, 2007	21,059	$211	$172,161	$(109,551)	$(1,039)	$61,782

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,048)	$552
Adjustments to reconcile net (loss) income to net cash used in operating
Depreciation and amortization	6,237	6,509
Share-based compensation	550	488
Loss on impairment of long-lived assets	787	192
Deferred rent	(678)	—
Amortization of loan acquisition costs	204	226
Other non cash (gains) losses	(42)	18
Change in assets and liabilities:
Accounts receivable	1,404	133
Inventories	396	274
Prepaid expenses and other	(830)	(1,107)
Accounts payable	(1,628)	(3,465)
Accrued expenses	(5,024)	(6,615)
Other	(674)	(657)

Net cash used in operating activities	(5,346)	(3,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(992)	(1,815)
Proceeds from sale of property and equipment	—	7
Proceeds from sale of other assets	—	19

Net cash used in investing activities	(992)	(1,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	13,273	11,407
Payments for line of credit borrowings	(7,937)	(6,000)
Principal payments on long-term debt	(63)	(668)
Financing costs	(50)	(100)
Collection on notes receivable from shareholders	137	181
Net proceeds from issuance of common stock	113	113

Net cash provided by financing activities	5,473	4,933

Net change in cash	(865)	(308)
Cash at the beginning of period	1,567	1,421

Cash at the end of period	$702	$1,113

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At July 1, 2007, we owned 91 Buca di Beppo restaurants located in 25 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen and twenty-six weeks ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

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

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)) as of the beginning of our fiscal year 2006, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the thirteen and twenty-six weeks ended July 1, 2007, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; (b) compensation expense for all stock-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (c) compensation expense for the discount eligible employees receive as part of the ESPP. We recognize compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Condensed Consolidated Statement of Operations was $0.6 million for the twenty-six weeks ended July 1, 2007 and $0.5 million for the twenty-six weeks ended June 25, 2006.

The following table summarizes the stock option transactions for the twenty-six weeks ended July 1, 2007:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,189,934	$6.22	$3.99-21.75	1,708,244

Granted	45,500	4.76	3.96-5.86
Exercised	—	—	—		$—
Forfeited or expired	95,150	6.46	4.45-12.94

Outstanding, July 1, 2007	2,140,284	$6.19	$3.96-21.75	1,547,478

Exercisable, July 1, 2007	1,603,117	$6.37	$3.96-21.75

Information regarding options outstanding and exercisable at July 1, 2007 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.96 - 7.50	1,880,501	7.29	$5.46	$—	1,348,334	$5.41	$—
7.51 - 11.50	177,433	2.85	10.46	—	172,433	10.52	—
11.51 - 15.50	72,350	3.42	13.02	—	72,350	13.02	—
15.51 - 21.75	10,000	3.65	16.51	—	10,000	16.51	—

$ 3.96 - 21.75	2,140,284	6.78	$6.19	$—	1,603,117	$6.37	$—

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeiture estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2007	2006
Expected volatility (1)	52.7%	55.5%
Expected dividends	None	None
Risk-free interest rate (2)	4.7%	4.6%
Expected term (in years) (3)	6.5-7.5	5.0-7.5
Weighted average fair value per option	$2.89	$3.22

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

There were no net cash proceeds from the exercise of stock options for the thirteen and twenty-six weeks ended July 1, 2007 or June 25, 2006.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. The following table summarizes the restricted share transactions for the twenty-six weeks ended July 1, 2007:

Restricted Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, December 31, 2006	533,759	$5.44

Granted	148,566	3.59

Vested	21,167	5.48

Forfeited or expired	56,783	5.48

Outstanding, July 1, 2007	604,375	$4.98

As of July 1, 2007, there was approximately $2.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.7 years.

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

The promissory note was set to mature on June 15, 2008 or earlier upon the occurrence of certain other events, including a change in control of Bertucci’s or the repayment or refinancing of Bertucci’s outstanding senior notes. Bertucci’s prepaid the note on July 17, 2007; as a result, we received $3.9 million in full payment of the note.

Liabilities classified as discontinued operations consisted of (in thousands):

	July 1, 2007	December 31, 2006
Current liabilities (1)	$29	$257

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached an agreement with the landlords of two of the restaurants to terminate the leases and have reached an agreement to sublease one of the properties. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties. We expect to pay these amounts in 2007.

Accrued exit costs December 31, 2006	$257
Expenses accrued	147
Payments	(375)

Balance at July 1, 2007	$29

Discontinued operations’ financial results for the thirteen and twenty-six weeks ended July 1, 2007 and June 25, 2006 consisted of (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25 2006	July 1, 2007	June 25 2006
Restaurant sales	$—	$8,120	$—	$15,652
Restaurant costs	32	7,361	62	14,763
Other	—	10	142	13

Net (loss) income from discontinued operations	$(32)	$749	$(204)	$876

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

We recorded losses of $0.7 million during the thirteen weeks ended July 1, 2007 and $0.8 million during the twenty-six weeks ended July 1, 2007 mostly due to recording impairment on one of our restaurants. We recorded losses of $0.1 million for the thirteen weeks ended June 25, 2006 and $0.2 million during the twenty-six weeks ended June 25, 2006 related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant.

5. NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Numerator:
Net loss from continuing operations	$(3,221)	$(1,467)	$(5,844)	$(324)
Denominator:
Weighted average shares outstanding – basic	20,431,544	20,525,656	20,420,771	20,507,129
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding – diluted	20,431,544	20,525,656	20,420,771	20,507,129

Net loss from continuing operations per common share	$(0.16)	$(0.07)	$(0.29)	$(0.01)

Diluted loss from continuing operations per common share excludes 1.8 million stock options at a weighted average price of $6.53 in the thirteen weeks ended July 1, 2007, 1.3 million stock options at a weighted average price of $7.38 in the thirteen weeks ended June 25, 2006, 1.5 million stock options at a weighted average price of $6.95 in the twenty-six weeks ended July 1, 2007 and 1.3 million stock options at a weighted average price of $7.41 in the twenty-six weeks ended June 25, 2006 due to their anti-dilutive effect.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. We analyzed our tax positions as of July 1, 2007 and determined that the implementation of FIN 48 has no impact on our financial statements as we maintain a full valuation allowance on our deferred tax assets due to our continued operating losses. Interest and penalties related to tax benefits are not material to our financial statements.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the FSP). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP was upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the twenty-six weeks ended July 1, 2007 and June 25, 2006 (in thousands):

	July 1, 2007	June 25, 2006
Cash paid during period for:
Interest	$1,129	$1,267
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	(195)	(40)
Shareholder receivable reduction due to retirement of stock	135	153

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

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleges that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On February 26, 2007, we filed a motion to dismiss the Second Complaint, which was heard on June 22, 2007. The Court has not yet issued a ruling on the motion. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

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

Asset retirement obligation December 31, 2006	$606
Accretion expense	29

Asset retirement obligation July 1, 2007	$635

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At July 1, 2007, we owned and operated 91 Buca di Beppo restaurants. These full service restaurants offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

During fiscal 2006, we did not open any new restaurants. We sold the Vinny T’s of Boston brand and associated restaurants in September 2006. During the first twenty-six weeks in fiscal 2007, we closed two restaurants and did not open any new restaurants.

In 2005, our board of directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. Vinny T’s of Boston was accounted for as “assets held for sale” as of December 25, 2005 and has been included in discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Financial results related to the three Buca di Beppo restaurants we closed in 2005 have also been classified as discontinued operations in our Condensed Consolidated Financial Statements. See Note 3 to our Condensed Consolidated Financial Statements for more information on assets held for sale and discontinued operations. Except where otherwise indicated, the following discussion relates to continuing operations only.

We will continue to review all of our restaurant locations for potential impairment and potential closure. The lease on one of our restaurants expired in February 2007 and we made the decision to not exercise our option to renew the lease. This restaurant was closed in February 2007. During the first quarter of fiscal 2007, we reached an agreement with the landlord of another of our restaurants terminate the lease. We recorded a charge of $0.3 million related to the lease termination and broker fees, fully offset by the write-off of the $0.3 million deferred rent liability. During the second quarter of fiscal 2007, we reached an agreement to sell and lease-back one of our restaurants. We expect to complete the sale in August 2007.

We intend to resume new restaurant openings and are working toward opening three to five new restaurants in fiscal 2008. We are also exploring the option of franchising and selling development rights to our restaurants in certain select markets.

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

Results of Operations

Our operating results for the thirteen and twenty-six weeks ended July 1, 2007 and June 25, 2006 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Restaurant sales (in thousands)	$62,084	$61,019	$124,895	$125,861
Restaurant costs:
Product	24.6%	24.8%	24.6%	24.7%
Labor	34.7%	33.0%	34.7%	32.5%
Direct and occupancy	29.8%	28.9%	30.1%	28.8%
Depreciation and amortization	5.1%	5.3%	5.0%	5.2%

Total restaurant costs	94.2%	92.0%	94.4%	91.2%
General and administrative expenses	8.8%	9.1%	8.9%	7.8%
Loss on impairment and sale of long-lived assets	1.2%	0.2%	0.6%	0.1%
Lease termination charges	0.0%	0.0%	0.0%	0.0%

Operating (loss) income	(4.2)%	(1.3)%	(3.9)%	0.9%
Interest income	0.2%	0.1%	0.2%	0.0%
Interest expense	1.2%	1.2%	1.0%	1.2%

(Loss) income before income taxes	(5.2)%	(2.4)%	(4.7)%	(0.3)%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net (loss) from continuing operations	(5.2)%	(2.4)%	(4.7)%	(0.3)%
Net (loss) income from discontinued operations	0.0%	1.2%	(0.1)%	0.7%

Net (loss) income	(5.2)%	(1.2)%	(4.8)%	0.4%

Thirteen Weeks Ended July 1, 2007 Compared to the Thirteen Weeks Ended June 25, 2006

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverage sales. Restaurant sales increased by approximately $1.1 million, or 1.8%, to $62.1 million in the second quarter of fiscal 2007 from $61.0 million in the second quarter of fiscal 2006. The increase in restaurant sales was primarily the result of the addition of the lunch day-part at many of our restaurants as compared to the prior year . Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Restaurant sales for both periods reflect total discounts of approximately $2.4 million.

Our calculation of comparable restaurant sales includes restaurants open for 18 full months and results compared on a 52-week comparable basis. Comparable restaurant sales exclude the impact of the additional 53rd week that occurred in fiscal 2006. For the second quarter of fiscal 2007, comparable restaurant sales increased 3.7% at our Buca di Beppo restaurants. The increase in comparable restaurant sales was primarily driven by increased lunch sales and to-go sales and the 2.0% price increase on dinner food menu items implemented on January 1, 2007. We expect that our Buca di Beppo comparable restaurant sales will be positive for the third quarter of fiscal 2007.

Product. Product costs increased by approximately $0.2 million, or 1.3%, to $15.3 million in the second quarter of fiscal 2007 from $15.1 million in the second quarter of fiscal 2006. Product costs as a percentage of sales decreased to 24.6% in the second quarter of fiscal 2007 from 24.8% in the second quarter of fiscal 2006. The increase in product costs in dollars was primarily due to a higher level of sales. The decrease in product costs as a percentage of sales was primarily driven by decreases in prices of poultry, produce and seafood and menu changes that changed the mix of seafood items that we sell. We expect product costs as a percentage of sales to decrease in the third quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs increased by approximately $1.3 million, or 6.4%, to $21.5 million in the second quarter of fiscal 2007 from $20.2 million in the second quarter of fiscal 2006. Labor cost as a percentage of sales increased to 34.7% in the second quarter of fiscal 2007 from 33.0% in the second quarter of fiscal 2006. The increase in labor costs in dollars was primarily related to increases in the minimum wage and increases in non-exempt labor attributable to the addition of the lunch day-part to more of our restaurants. The increase in dollars was also related to an increase in non-exempt severance. The increase in labor costs as a percentage of sales was primarily driven by increases in the minimum wage and in non-exempt labor hours as well as non-exempt severance. We expect labor costs as a percentage of sales to increase in the third quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, workers compensation, general liability insurance expense, rental expenses and other related restaurant costs. Direct and occupancy expenses increased by approximately $0.9 million, or 5.1%, to $18.5 million in the second quarter of fiscal 2007 from $17.6 million in the second quarter of fiscal 2006. Direct and occupancy costs as a percentage of sales increased to 29.8% in the second quarter of fiscal 2007 from 28.9% in the same period in fiscal 2006. The increase in direct and occupancy expenses in dollars and as a percentage of sales was primarily the result of increases in business taxes and supplies and to a lesser extent, increases in credit card fees and repairs and maintenance. We expect direct and occupancy expenses as a percentage of sales to increase in the third quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Depreciation and Amortization. Depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center which is our Company headquarters. Depreciation and amortization decreased by approximately $0.1 million, or 3.0%, to $3.2 million for the second quarter of fiscal 2007 from $3.3 million during the second quarter of fiscal 2006. Depreciation and amortization decreased as a percentage of sales to 5.1% in the second quarter of fiscal 2007 from 5.3% in the second quarter of fiscal 2006. The decreases in dollars and as a percentage of sales were primarily due to reduced depreciation expense as our assets become more fully depreciated. We expect depreciation and amortization as a percentage of sales to remain flat or decrease slightly in the third quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

General and Administrative. General and administrative expenses include management and staff salaries, employee benefits, travel, information systems, guest services, training, and market research expenses associated with the Paisano Support Center. General and administrative expenses were $5.5 million in the second quarter of fiscal 2007 which was the same as the second quarter of fiscal 2006. General and administrative expenses as a percentage of sales decreased to 8.8% in the second quarter of fiscal 2007 from 9.1% in the second quarter of fiscal 2006. During fiscal 2007, general and administrative expenses in dollars were unchanged as a result of offsetting lower employee training expenses, and administrative fees by increased consulting expenses related to prototype and site modeling projects in preparation for opening new stores as well as increased insurance expense. The decrease in general and administrative expenses as a percentage of sales was primarily due to higher sales in the second quarter of fiscal 2007. We expect general and administrative expenses as a percentage of sales to remain flat in the third quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Loss on Impairment of Long-Lived Assets. Loss on impairment of long-lived assets primarily relates to fixed asset impairment charges on restaurants. During the second quarter of fiscal 2007, we recorded fixed asset impairment charges of $0.7 million compared to $0.1 million during the same period in 2006. The 2007 charge was primarily due to recording impairment on one of our restaurants.

Interest Expense. Interest expense includes the financing cost on our credit facilities and capital leases. Interest expense was $0.7 million in the second quarter of fiscal 2007, unchanged from the amount incurred in the second quarter of fiscal 2006. Interest expense on our credit facility was approximately $0.2 million while interest expense on our capital leases was approximately $0.3 million in the second quarter of fiscal 2007.

Income Taxes. We did not record a benefit from or provision for income taxes in the second quarter of fiscal 2007 or 2006. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued Operations. In 2005, our board of directors approved the engagement of an investment banker to represent us in the sale of the Vinny T’s of Boston restaurants and we closed three Buca di Beppo restaurants. In September 2006, we sold the Vinny T’s of Boston brand and the associated restaurants. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Net loss from discontinued operations was $32,000 in the second quarter of fiscal 2007 compared to net income of $0.7 million in the same quarter of fiscal 2006. Vinny T’s of Boston had $0.8 million in net income during the second quarter of fiscal 2006 compared to no activity during the same period in fiscal 2007. The closed restaurants had no activity during the second quarter of fiscal 2007. We expect the net loss from discontinued operations to decrease during the third quarter of fiscal 2007 as compared to the same period in fiscal 2006.

Net Loss. The second quarter of fiscal 2007 resulted in a net loss of $3.3 million compared to a net loss of $0.7 million during the same period in fiscal 2006. As a percentage of sales, net loss for the second quarter of fiscal 2007 was 5.2% compared to net loss of 1.2% in the second quarter of fiscal 2006. The change of the net loss in absolute dollars of the net loss and as a percentage of sales was primarily a result of increased labor and increases in labor expense as a percentage of sales, as well as higher supply costs.

Twenty-Six Weeks Ended July 1, 2007 Compared to the Twenty-Six Weeks Ended June 25, 2006

Restaurant Sales. Restaurant sales decreased by approximately $1.0 million, or 0.8%, to $124.9 million in the first half of fiscal 2007 from $125.9 million in the first half of fiscal 2006. The decrease in restaurant sales was primarily the result of a shift in our fiscal calendar due to the fact that fiscal 2006 included a 53rd week. The additional 53rd week of fiscal 2006 consisted of the relatively high sales week prior to and including New Year’s Eve. The addition of that week in fiscal 2006 meant that our first quarter of fiscal 2007 excluded that relatively high sales week. The first quarter of fiscal 2006 included the week prior to and including New Year’s Eve. The first half of fiscal 2007 was also negatively impacted by the closure of two of our restaurants as well as adverse weather conditions which resulted in several restaurant closures for parts of various days as well as the closure of two restaurants. Restaurant sales in the first half of fiscal 2007 reflect total discounts of approximately $6.2 million compared to $6.1 million during the same period in fiscal 2006.

For the first half of fiscal 2007, comparable restaurant sales increased 1.9%. The increase in comparable restaurant sales was primarily driven by lunch sales at the additional stores serving lunch, increased to-go sales and the 2.0% price increase on dinner food menu items implemented January 1, 2007. Comparable restaurant sales were impacted by adverse weather conditions in the first quarter of fiscal 2007.

Product. Product costs decreased by approximately $0.4 million, or 1.3%, to $30.7 million in the first half of fiscal 2007 from $31.1 million in the first half of fiscal 2006. Product costs as a percentage of sales decreased to 24.6% in the first half of fiscal 2007 from 24.7% in the first half of fiscal 2006. The decrease in product costs dollars was primarily due to reductions in sales and in both food and bar costs . The decrease in product costs as a percentage of sales was primarily driven by decreases in bar costs resulting from the implementation of standardized pricing during fiscal 2006 which resulted in a net price increase and to a lesser extent by decreases in prices of poultry and seafood and menu changes that changed the mix of seafood items that we sell.

Labor. Labor costs increased by approximately $2.5 million, or 6.1%, to $43.4 million in the first half of fiscal 2007 from $40.9 million in the first half of fiscal 2006. Labor cost as a percentage of sales increased to 34.7% in the first half of fiscal 2007 from 32.5% in the first half of fiscal 2006. The increase in labor costs in dollars was primarily related to increases in the minimum wage and increases in non-exempt labor attributable to the addition of the lunch day-part to more of our restaurants as well as non-exempt severance. The increase in labor costs as a percentage of sales was primarily driven by increases in the minimum wage and in non-exempt labor hours as well as non exempt severance. The decrease in sales in the first half of fiscal 2007 also contributed to the increase in labor costs as a percentage of sales.

Direct and Occupancy. Direct and occupancy expenses increased by approximately $1.3 million, or 3.6%, to $37.6 million in the first half of fiscal 2007 from $36.3 million in the first half of fiscal 2006. Direct and occupancy costs as a percentage of sales increased to 30.1% in the first half of fiscal 2007 from 28.8% from the same period in fiscal 2006. The increase in direct and occupancy expenses in dollars was primarily the result of increased repair and maintenance expenses, increases in to-go supplies related to increased to-go sales, increases in credit card fees, and increases in real property expenses. The increase in direct and occupancy expenses as a percentage of sales was primarily related to decreases in sales, increases in repair and maintenance obligations, and to a lesser extent by increases in credit card fees and increases in supplies.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $0.3 million, or 4.6%, to $6.2 million for the first half of fiscal 2007 from $6.5 million during the first half of fiscal 2006. Depreciation and amortization decreased as a percentage of sales to 5.0% in the first half of fiscal 2007 from 5.2% in the first half of fiscal 2006. The decreases in dollars and as a percentage of sales were primarily due to reduced depreciation expense as our assets become fully depreciated.

General and Administrative. General and administrative expenses include management and staff salaries, employee benefits, travel, information systems, guest services, training, and market research expenses associated with the Paisano Support Center. General and administrative expenses increased by approximately $1.3 million, or 13.3%, to $11.1 million in the first half of fiscal 2007 from $9.8 million in the first half of fiscal 2006. General and administrative expenses as a percentage of sales increased to 8.9% in the first half of fiscal 2007 from 7.8% in the first half of fiscal 2006. The increase in general and administrative expenses in dollars and as a percentage of sales was primarily due to a $1.8 million insurance related settlement recorded during the first half of fiscal 2006 that reduced general and administrative expenses for that period. In addition, increases in consulting expenses related to prototype and site modeling projects in preparation for opening new stores were more than offset by reductions to bonus accruals for the period.

Loss on Impairment of Long-Lived Assets. During the second quarter of fiscal 2007, we recorded fixed asset impairment charges of $0.8 million compared to $0.2 million during the same period in 2006. The 2007 charge was primarily due to recording impairment on one of our restaurants.

Interest Expense. Interest expense decreased by $0.2 million, or 13.3%, to $1.3 million during the first half of fiscal 2007 compared to $1.5 million during the first half of fiscal 2006. Interest expense on our credit facility was approximately $0.4 million while interest expense on our capital leases was approximately $0.6 million in the first half of 2007. The decrease primarily resulted from a reduction in long-term debt.

Income Taxes. We did not record a benefit from or provision for income taxes in the first half of fiscal 2007 or 2006. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued Operations. Net loss from discontinued operations was $0.2 million in the first half of fiscal 2007 compared to net income of $0.9 million in the same half of fiscal 2006. Vinny T’s of Boston had $1.0 million in net income during the first half of fiscal 2006 compared to no activity during the same period in fiscal 2007. In addition, the closed restaurants incurred $0.1 million in lease termination expenses during the first half of fiscal 2007.

Net Loss. The first half of fiscal 2007 resulted in a net loss of $6.0 million compared to net income of $0.6 million during the same period in fiscal 2006. As a percentage of sales, net loss for the first half of fiscal 2007 was 4.8% compared to net income of 0.4% in the first half of fiscal 2006. The change in absolute dollars and as a percentage of sales was primarily a result of decreased sales, increased labor expense and the impact of the insurance settlement recorded in the first half of fiscal 2006.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, though we also borrow under our credit facility from time to time.

The following table presents a summary of our cash flow for the twenty-six weeks ended July 1, 2007 and June 25, 2006 (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006
Net cash used in operating activities	$(5,346)	$(3,452)
Net cash used in investing activities	(992)	(1,789)
Net cash provided by financing activities	5,473	4,933

Net decrease in cash and cash equivalents	$(865)	$(308)

Operating Activities. The increase of $1.9 million in the use of cash in operating activities is primarily related to the $1.5 million of proceeds from insurance settlements received during the first twenty-six weeks of 2006 and to a lesser extent related to reduced sales in the first quarter of fiscal 2007, increases in labor related to increases in the minimum wage and increases in repairs and maintenance. The fiscal 2007 activity included operating cash uses of approximately $0.4 million related to discontinued operations

Investing Activities. The decrease of $0.8 million in the use of cash in investing activities is primarily related to the cash used for the purchase of a new accounting system during the same period in fiscal 2006. The fiscal 2007 activity did not include any investing cash uses relating to discontinued operations.

We use cash for property and equipment primarily to fund the development and construction of new restaurants and secondarily to fund capitalized property improvements for our existing restaurants. We are currently evaluating new prototypes for potential new restaurants to be opened in fiscal 2008 and beyond. We anticipate that total cash investment per Buca di Beppo restaurant, including pre-opening costs, will be approximately $2.5 to $3.0 million.

Financing Activities. Financing activities during the first half of fiscal 2007 and 2006 primarily included borrowing and repayments from/to our credit facility.

Credit Facility. In 2004, we entered into a credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement expires on November 15, 2009. We are also required under the loan documents to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement.

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

On September 24, 2006, we completed the sale of Vinny T’s of Boston restaurants to Bertucci’s Corporation. The sale price was $6.8 million; of which, $3.0 million was paid in cash at closing ($2.6 million net of banker fees and other expenses) and $3.8 million was paid through a promissory note issued at closing. The proceeds of the sale, net of investment banker fees and other transaction-related expenses, were used to retire the term loan A and reduce our outstanding indebtedness on the revolving credit facility. The promissory note matures on June 15, 2008 or earlier upon the occurrence of certain other events, including a change in control of Bertucci’s or the repayment or refinancing of Bertucci’s outstanding senior notes. Bertucci’s prepaid the note on July 17, 2007; as a result, we received $3.9 million in full payment of the note which was applied against our outstanding borrowings.

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lender agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000. As of April 1, 2007, and July 1, 2007, we were in default of the financial covenant regarding minimum EBITDA. As a result, a waiver was negotiated and received in May 2007 and August 2007, respectively. In exchange for the waivers, we paid our lender a waiver fee of $25,000 and $50,000, respectively.

The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a London Interbank Offered Rate (LIBOR) plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was 10.25% on July 1, 2007 and 10.75% on December 31, 2006. Under the credit facility, our annual capital expenditures are limited to $13.0 million and the agreement includes covenants that place restrictions on sales or properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of August 6, 2007, we had outstanding borrowings of approximately $2.1 million under our revolving credit facility and our availability under the revolving credit facility was approximately $6.1 million.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), which became effective for us beginning in fiscal 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen and twenty-six weeks ended July 1, 2007 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $25.0 million (including a letter of credit sub-facility of up to an aggregate of $5.0 million). The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. As of August 6, 2007, we had approximately $2.1 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $21,000.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleges that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. On February 26, 2007, we filed a motion to dismiss the Second Complaint, which was heard on June 22, 2007. The Court has not yet issued a ruling on the motion. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

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

Our Paisano Partner program requires our Paisano Partners to purchase either $10,000 or $20,000 of our common stock at fair market value. Our Chef Partner program allows chefs who wish to become Chef Partners to purchase $5,000 of our common stock at fair market value. We provide the Paisano and Chef Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initial bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner and Chef Partner equity shares issued in accordance with this program during the second quarter of fiscal 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended April 29, 2007	8,822	$5.03	—	$1,574,738
Four-week period ended May 27, 2007	4,688	5.83	—	1,569,721
Five-week period ended July 1, 2007	1,775	5.33	—	1,594,714

Total	15,285	$5.31	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amendment Number Ten to Credit Agreement and Waiver, dated as of August 6, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: August 8, 2007	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ Dennis J. Goetz
Dennis J. Goetz
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amendment Number Ten to Credit Agreement and Waiver, dated as of August 6, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.