Form 10-Q
period 2007-09-30
BUCA INC /MN
filed 2007-11-07
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 2, 2007, the registrant had 21,077,052 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$750	$1,567
Accounts receivable	3,036	4,864
Inventories	5,851	6,279
Prepaid expenses and other	5,689	4,468
Current assets of discontinued operations and assets held for sale	28	—

Total current assets	15,354	17,178

PROPERTY AND EQUIPMENT, net	102,568	112,189
NOTE RECEIVABLE	—	3,567
OTHER ASSETS	4,263	4,469

	$122,185	$137,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,906	$10,755
Unredeemed gift card liabilities	1,561	4,031
Accrued payroll and benefits	6,458	8,806
Accrued sales, property and income tax	3,371	3,678
Other accrued expenses	3,072	3,495
Line of credit borrowing	2,707	—
Current maturities of long-term debt and capital leases	267	193
Current liabilities of discontinued operations and assets held for sale	—	257

Total current liabilities	27,342	31,215

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	16,080	16,278
DEFERRED RENT	17,994	18,853
OTHER LIABILITIES	3,342	4,037

Total liabilities	64,758	70,383

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 21,077,052 and 20,926,556 shares issued and outstanding, respectively	211	209
Additional paid-in capital	172,563	171,430
Accumulated deficit	(114,381)	(103,503)
Notes receivable from employee shareholders	(966)	(1,116)

Total shareholders’ equity	57,427	67,020

	$122,185	$137,403

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Restaurant sales	$56,540	$56,421	$181,435	$182,282
Restaurant costs:
Product	14,225	14,360	44,889	45,449
Labor	19,390	19,476	62,764	60,387
Direct and occupancy	18,320	18,446	55,871	54,726
Depreciation and amortization	2,805	3,037	8,686	9,232
Loss on disposal of assets	700	174	1,056	488

Total restaurant costs	55,440	55,493	173,266	170,282

General and administrative expenses	5,399	5,094	16,502	14,883
Loss on impairment of long-lived assets	13	52	800	232
Lease termination charges	—	—	(3)	—

Operating loss	(4,312)	(4,218)	(9,130)	(3,115)

Interest income	120	19	396	67
Interest expense	(635)	(751)	(1,937)	(2,226)

Loss before income taxes	(4,827)	(4,950)	(10,671)	(5,274)
Income taxes	—	—	—	—

Net loss from continuing operations	(4,827)	(4,950)	(10,671)	(5,274)
Net (loss) income from discontinued operations	(3)	(153)	(207)	723

Net loss	$(4,830)	$(5,103)	$(10,878)	$(4,551)
Net loss from continuing operations per share—basic and diluted	$(0.24)	$(0.24)	$(0.52)	$(0.26)
Net (loss) income from discontinued operations per share—basic and diluted	$—	$(0.01)	$(0.01)	$0.04

Net loss per share—basic and diluted	$(0.24)	$(0.25)	$(0.53)	$(0.22)

Weighted average common shares outstanding—basic and diluted	20,467,149	20,534,848	20,435,964	20,519,310

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Thirty-Nine Weeks Ended September 30, 2007

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Notes receivable from employee	Total shareholders’
	Shares	Amount	capital	deficit	shareholders	equity
Balance at December 31, 2006	20,927	$209	$171,430	$(103,503)	$(1,116)	$67,020
Issuance of common stock	62	1	289	—	(290)	—
Repurchase of common stock from employee shareholders	(44)	—	(176)	—	239	63
Collections on notes receivable from employee shareholders	—	—	—	—	201	201
Common stock issued under employee stock purchase plan	46	—	167	—	—	167
Issuance/(forfeiture) of restricted stock	86	1	(1)	—	—	—
Share-based compensation	—	—	854	—	—	854
Net loss	—	—	—	(10,878)	—	(10,878)

Balance at September 30, 2007	21,077	$211	$172,563	$(114,381)	$(966)	$57,427

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,878)	$(4,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,686	9,232
Loss on disposal of assets	1,056	488
Share-based compensation	854	706
Loss on impairment of long-lived assets	800	635
Deferred rent	(760)	(26)
Amortization of loan acquisition costs	308	325
Other non cash gains	(99)	(372)
Change in assets and liabilities:
Accounts receivable	1,552	446
Inventories	428	382
Prepaid expenses and other	(1,221)	(888)
Accounts payable	(1,346)	(2,492)
Accrued expenses	(6,020)	(6,064)
Other	(658)	(675)

Net cash used in operating activities	(7,298)	(2,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,852)	(2,905)
Payment received on note from sale of Vinny T’s	3,928	—
Proceeds from sale of property and equipment	—	7
Proceeds from sale of other assets	—	16

Net cash provided (used) in investing activities	2,076	(2,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	18,581	15,595
Payments for line of credit borrowings	(15,874)	(9,450)
Principal payments on long-term debt	(124)	(993)
Proceeds from sale-leaseback	1,504	—
Financing costs	(50)	(100)
Collection on notes receivable from shareholders	201	222
Net proceeds from issuance of common stock	167	216

Net cash provided by financing activities	4,405	5,490

Net change in cash	(817)	(246)
Cash at the beginning of period	1,567	1,421

Cash at the end of period	$750	$1,175

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At September 30, 2007, we owned 91 Buca di Beppo restaurants located in 25 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen and thirty-nine weeks ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

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

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)) as of the beginning of our fiscal year 2006, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the thirteen and thirty-nine weeks ended September 30, 2007, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; (b) compensation expense for all stock-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (c) compensation expense for the discount eligible employees receive as part of the ESPP. We recognize compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Condensed Consolidated Statement of Operations was $0.9 million for the thirty-nine weeks ended September 30, 2007 and $0.7 million for the thirty-nine weeks ended September 24, 2006.

The following table summarizes the stock option transactions for the thirty-nine weeks ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,189,934	$6.22	$3.99-21.75	1,708,244
Granted	108,500	3.91	3.42-5.86
Exercised	—	—	—		$—
Forfeited	139,850	6.60	4.06-15.88
Expired	6,669	5.63	5.63

Outstanding, September 30, 2007	2,151,915	$6.10	$3.42-21.75	1,501,878

Exercisable, September 30, 2007	1,624,648	$6.33	$3.99-21.75

Information regarding options outstanding and exercisable at September 30, 2007 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.42-6.88	1,858,532	7.16	$5.36	$—	1,350,265	$5.37	$—
6.89-11.88	215,633	3.45	9.79	—	196,633	10.03	—
11.89-16.88	76,750	3.24	13.38	—	76,750	13.38	—
16.89-21.75	1,000	3.75	21.75	—	1,000	21.75	—

$3.42-21.75	2,151,915	6.65	$6.10	$—	1,624,648	$6.33	$—

The fair value of each option is determined on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeiture estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2007	2006
Expected volatility (1)	50.1%	55.5%
Expected dividends	None	None
Risk-free interest rate (2)	4.7%	4.6%
Expected term (in years) (3)	6.0-7.5	5.0-7.5
Weighted average fair value per option	$2.23	$3.22

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

There were no net cash proceeds from the exercise of stock options for the thirteen and thirty-nine weeks ended September 30, 2007. Net proceeds from the exercise of stock options were approximately $21,000 for the thirteen and thirty-nine weeks ended September 24, 2006.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. The following table summarizes the restricted share transactions for the thirty-nine weeks ended September 30, 2007:

Restricted Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, December 31, 2006	533,759	$5.44
Granted	148,566	3.59
Vested	21,167	5.48
Forfeited	63,050	5.46

Outstanding, September 30, 2007	598,108	$4.98

As of September 30, 2007, there was approximately $2.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.5 years.

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

Assets and liabilities classified as discontinued operations consisted of (in thousands):

	September 30, 2007	December 31, 2006
Current assets	$28	$—
Current liabilities (1)	$—	$257

(1)	We closed three Buca di Beppo restaurants in November 2005. We reached an agreement with the landlords of two of the restaurants to terminate the leases and have reached an agreement to sublease one of the properties. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties.

Accrued exit costs December 31, 2006	$257
Expenses accrued	147
Payments	(404)

Balance at September 30, 2007	$—

Discontinued operations’ financial results for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006 consisted of (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Restaurant sales	$—	$7,298	$—	$22,950
Restaurant costs	3	7,029	65	21,792
Other	—	422	142	435

Net (loss) income from discontinued operations	$(3)	$(153)	$(207)	$723

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

We recorded $13,000 of losses during the thirteen weeks ended September 30, 2007 and $0.8 million during the thirty-nine weeks ended September 30, 2007 mostly due to recording impairment on one of our restaurants. We recorded losses of $0.1 million for the thirteen weeks ended September 24, 2006 and $0.2 million during the thirty-nine weeks ended September 24, 2006 related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant.

5. NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Numerator:
Net loss from continuing operations	$(4,827)	$(4,950)	$(10,671)	$(5,274)
Denominator:
Weighted average shares outstanding – basic	20,467,149	20,534,848	20,435,964	20,519,310
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average shares outstanding – diluted	20,467,149	20,534,848	20,435,964	20,519,310

Net loss from continuing operations per common share	$(0.24)	$(0.24)	$(0.52)	$(0.26)

Diluted loss from continuing operations per common share excludes 2.1 million stock options at a weighted average price of $6.12 in the thirteen weeks ended September 30, 2007, 1.4 million stock options at a weighted average price of $7.22 in the thirteen weeks ended September 24, 2006, 1.7 million stock options at a weighted average price of $6.67 in the thirty-nine weeks ended September 30, 2007 and 1.4 million stock options at a weighted average price of $7.40 in the thirty-nine weeks ended September 24, 2006 due to their anti-dilutive effect.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. We analyzed our tax positions as of September 30, 2007 and determined that the implementation of FIN 48 has no impact on our financial statements as we maintain a full valuation allowance on our deferred tax assets due to our continued operating losses. Interest and penalties related to tax benefits are not material to our financial statements.

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

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirty-nine weeks ended September 30, 2007 and September 24, 2006 (in thousands):

	September 30, 2007	September 24, 2006
Cash paid during period for:
Interest	$1,665	$1,959
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	(290)	(150)
Shareholder receivable reduction due to retirement of stock	239	194

8. COMMITMENTS AND CONTINGENCIES

Litigation – In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. On September 28, 2007, we announced that the SEC simultaneously commenced and settled with us a lawsuit alleging violations of federal securities laws. The lawsuit and settlement relate to the SEC Enforcement Division’s investigation of certain accounting practices and other actions by former BUCA officials. Pursuant to the terms of the Consent and Final Judgment filed with the court for its approval, we agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. We were not required to pay any monetary fine in connection with the settlement.

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Second Complaint, which was granted on August 30, 2007. Judgment was entered against the plaintiffs. Plaintiffs have filed an appeal to the United States Court of Appeals for the Eighth Circuit, which remains pending. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are subject to certain other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

9. ASSET RETIREMENT OBLIGATION

In accordance with FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143, liabilities for legal obligations stemming from the eventual retirement of tangible long-lived assets (leasehold improvements) are recorded at fair value, with a corresponding increase to the carrying values of the related long-lived assets. The following table summarizes the asset retirement obligation activity for the thirty-nine weeks ended September 30, 2007 (in thousands):

Asset retirement obligation December 31, 2006	$606
Accretion expense	43

Asset retirement obligation September 30, 2007	$649

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2007, we owned and operated 91 Buca di Beppo restaurants. These full service restaurants offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

During fiscal 2006, we did not open any new restaurants. We sold the Vinny T’s of Boston brand and associated restaurants in September 2006. During the first thirty-nine weeks in fiscal 2007, we closed two restaurants and did not open any new restaurants.

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

We will continue to review all of our restaurant locations for potential impairment and potential closure. The lease on one of our restaurants expired in February 2007 and we made the decision to not exercise our option to renew the lease. This restaurant was closed in February 2007. During the first quarter of fiscal 2007, we reached an agreement with the landlord of another of our restaurants to terminate the lease. We recorded a charge of $0.3 million related to the lease termination and broker fees, fully offset by the write-off of the $0.3 million deferred rent liability. During the second quarter of fiscal 2007, we reached an agreement to sell and lease-back one of our restaurants. We completed the sale during the third quarter of fiscal 2007.

We intend to resume new restaurant openings and are working toward opening two to three new restaurants in fiscal 2008. We are also exploring the option of franchising and selling development rights to our restaurants in certain select markets.

During the third quarter of fiscal 2007, our San Francisco restaurant, one of our highest sales locations, was closed for renovation. The restaurant was closed and the renovation began September 24, 2007. The San Francisco restaurant is expected to reopen in the fourth quarter of fiscal 2007.

During fiscal 2006, we implemented a price increase of approximately 3.0% on food items at our Buca di Beppo restaurants. The primary reason for this price increase was to offset rising operational costs, particularly in product and occupancy expenses. Also during fiscal 2006, we added our lunch menu to an additional 66 restaurants; the majority of those being added in the fiscal fourth quarter, bringing the total number of restaurants serving lunch at the end of fiscal 2006 to 75, or 82% of our system. In January 2007, we implemented a price increase of 2.0% on lunch and dinner food items and during May 2007, we implemented a 2.0% price increase on large-portion dinner food items. These price increases were implemented primarily to offset rising operational costs due to increases in the minimum wage.

Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Restaurant sales (in thousands)	$56,540	$56,421	$181,435	$182,282
Restaurant costs:
Product	25.2%	25.5%	24.7%	24.9%
Labor	34.3%	34.5%	34.6%	33.1%
Direct and occupancy	32.4%	32.7%	30.8%	30.0%
Depreciation and amortization	5.0%	5.4%	4.8%	5.1%
Loss on disposal of assets	1.2%	0.3%	0.6%	0.3%

Total restaurant costs	98.1%	98.4%	95.5%	93.4%
General and administrative expenses	9.5%	9.0%	9.1%	8.2%
Loss on impairment and sale of long-lived assets	0.0%	0.1%	0.4%	0.1%
Lease termination charges	0.0%	0.0%	0.0%	0.0%

Operating (loss)	(7.6)%	(7.5)%	(5.0)%	(1.7)%
Interest income	0.2%	0.0%	0.2%	0.0%
Interest expense	1.1%	1.3%	1.1%	1.2%

Loss before income taxes	(8.5)%	(8.8)%	(5.9)%	(2.9)%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net loss from continuing operations	(8.5)%	(8.8)%	(5.9)%	(2.9)%
Net loss income from discontinued operations	0.0%	(0.2)%	(0.1)%	0.4%

Net loss	(8.5)%	(9.0)%	(6.0)%	(2.5)%

Thirteen Weeks Ended September 30, 2007 Compared to the Thirteen Weeks Ended September 24, 2006

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverage sales. Restaurant sales increased by approximately $0.1 million, or 0.2%, to $56.5 million in the third quarter of fiscal 2007 from $56.4 million in the third quarter of fiscal 2006. The increase in restaurant sales was primarily the result of increases in lunch sales as well as increased to-go sales and the effect of price increases taken during the first three quarters of fiscal 2007, partially offset by a decrease in bar sales. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Restaurant sales for the third quarter of fiscal 2007 reflect discounts which increased by approximately $0.2 million, or 8.0%, to $2.7 million in the third quarter of fiscal 2007 from $2.5 million in the third quarter of 2006.

Our calculation of comparable restaurant sales includes restaurants open for 18 full months and results compared on a 52-week comparable basis. Comparable restaurant sales exclude the impact of the additional 53rd week that occurred in fiscal 2006. Comparable restaurant sales also exclude the results of our San Francisco restaurant for the entire third fiscal quarter for each of 2006 and 2007. For the third quarter of fiscal 2007, comparable restaurant sales increased 1.8% at our Buca di Beppo restaurants. The increase in comparable restaurant sales was primarily driven by the price increases during the first and second quarter of fiscal 2007. Comparable restaurant sales also improved due to increased to-go sales and lunch sales. If the third quarter results for the San Francisco restaurant (including the periods in which it was closed) are included in the comparable restaurant sales calculations, we would have reported comparable restaurant sales increases of 1.2% for the third quarter of fiscal 2007. We expect that our Buca di Beppo comparable restaurant sales will increase slightly in the fourth quarter of fiscal 2007.

Product. Product costs decreased by approximately $0.2 million, or 1.4%, to $14.2 million in the third quarter of fiscal 2007 from $14.4 million in the third quarter of fiscal 2006. Product costs as a percentage of sales decreased to 25.2% in the third quarter of fiscal 2007 from 25.5% in the third quarter of fiscal 2006. The decrease in product costs in dollars and as a percentage of sales was primarily driven by decreases in prices of poultry and produce. The decreases were slightly offset by increases in seafood costs. We expect product costs as a percentage of sales to increase slightly in the fourth quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs decreased by approximately $0.1 million, or 0.5%, to $19.4 million in the third quarter of fiscal 2007 from $19.5 million in the third quarter of fiscal 2006. Labor costs as a percentage of sales decreased to 34.3% in the third quarter of fiscal 2007 from 34.5% in the third quarter of fiscal 2006. The decrease in labor costs in dollars was primarily related to decreases in medical claims and, to a lesser extent, to decreases in bonus expenses. The decrease in labor as a percentage of sales was a result of minimum wage increases being more than offset by reductions in medical costs, overtime, and bonus expenses. We expect labor costs as a percentage of sales to decrease in the fourth quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, workers compensation, general liability insurance expense, rental expenses and other related restaurant costs. Direct and occupancy expenses decreased by approximately $0.1 million, or 0.5%, to $18.3 million in the third quarter of fiscal 2007 from $18.4 million in the third quarter of fiscal 2006. Direct and occupancy costs as a percentage of sales decreased to 32.4% in the third quarter of fiscal 2007 from 32.7% in the same period in fiscal 2006. The decrease in direct and occupancy expenses in dollars and as a percentage of sales was primarily the result of a one-time adjustment of percentage rent and non-recurring management training related to our 2006 lunch rollout. We expect direct and occupancy expenses as a percentage of sales to increase in the fourth quarter of fiscal 2007 as compared to the same quarter of fiscal 2006. The fourth quarter of fiscal 2007, a 13 week quarter, will not be comparable to the fourth quarter of 2006, a 14 week quarter. Direct and occupancy expenses are primarily fixed in nature.

Depreciation and Amortization. Depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center, our Company headquarters. Depreciation and amortization decreased by approximately $0.2 million, or 6.7%, to $2.8 million for the third quarter of fiscal 2007 from $3.0 million during the third quarter of fiscal 2006. Depreciation and amortization decreased as a percentage of sales to 5.0% in the third quarter of fiscal 2007 from 5.4% in the third quarter of fiscal 2006. The decreases in dollars and as a percentage of sales were primarily due to reduced depreciation expense as our assets become more fully depreciated. We expect depreciation and amortization as a percentage of sales to remain flat or increase slightly in the fourth quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Loss on Disposal of Assets. Loss on disposal of assets includes losses on the retirement of equipment employed in our restaurants. Loss on disposal of assets increased by $0.5 million to $0.7 million in the third quarter of fiscal 2007 from $0.2 million in the third quarter of fiscal 2006. Loss on disposal of assets as a percentage of sales increased to 1.2% in the third quarter of fiscal 2007 from 0.3% in the third quarter of fiscal 2006. The increase in asset disposal losses in dollars and as a percentage of sales was primarily due to the renovation of our San Francisco restaurant. We expect asset disposal losses as a percentage of sales to remain flat or increase slightly in the fourth quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

General and Administrative. General and administrative expenses include management and staff salaries, employee benefits, travel, information systems, guest services, training, and company-wide market research expenses. General and administrative expenses increased by approximately $0.3 million, or 5.9%, to $5.4 million in the third quarter of fiscal 2007 from $5.1 million in the third quarter of fiscal 2006. General and administrative expenses as a percentage of sales increased to 9.5% in the third quarter of fiscal 2007 from 9.0% in the third quarter of fiscal 2006. The increase in general and administrative expenses in dollars and as a percentage of sales in fiscal 2007 was primarily due to the receipt of approximately $0.9 million in insurance-related settlements recorded during the third quarter of fiscal 2006. In addition, increases in consulting expenses in 2007 related to prototype and site modeling projects in preparation for opening new restaurants were more than offset by reductions in legal expenses and accounting services. We expect general and administrative expenses as a percentage of sales to remain flat in the fourth quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.

Loss on Impairment of Long-Lived Assets. Loss on impairment of long-lived assets primarily relates to fixed asset impairment charges on restaurants. During the third quarter of fiscal 2007, we recorded fixed asset impairment of $13,000 compared to $0.1 million during the same period in 2006. The charges in the third quarter of both fiscal years relate to the purchase of assets in stores that have been previously impaired.

Interest Expense. Interest expense includes the financing costs on our credit facilities and capital leases. Interest expense decreased by approximately $0.2 million, or 25%, to $0.6 million in the third quarter of fiscal 2007 from $0.8 million in the third quarter of fiscal 2006. Interest expense on our credit facility was approximately $0.3 million while interest expense on our capital leases was approximately $0.3 million in the third quarter of fiscal 2007.

Income Taxes. We did not record a benefit from or provision for income taxes in the third quarter of fiscal 2007 or 2006. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued Operations. In 2005, our board of directors approved the engagement of an investment banker to represent us in the sale of the Vinny T’s of Boston restaurants and we closed three Buca di Beppo restaurants. In September 2006, we sold the Vinny T’s of Boston brand and the associated restaurants. Vinny T’s of Boston along with the three closed

Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Net loss from discontinued operations was $3,000 in the third quarter of fiscal 2007 compared to net loss of $0.2 million in the same quarter of fiscal 2006. Vinny T’s of Boston had a net loss of $0.1 million during the third quarter of fiscal 2006 compared to no activity during the same period in fiscal 2007. The closed restaurants had $3,000 of activity during the third quarter of fiscal 2007 compared to $0.1 million during the same quarter of fiscal 2006. We expect the net income from discontinued operations to decrease during the fourth quarter of fiscal 2007 as compared to the same period in fiscal 2006.

Net Loss. The third quarter of fiscal 2007 resulted in a net loss of $4.8 million compared to a net loss of $5.1 million during the same period in fiscal 2006. As a percentage of sales, net loss for the third quarter of fiscal 2007 was 8.5% compared to net loss of 9.0% in the third quarter of fiscal 2006. The decrease in the net loss in absolute dollars and as a percentage of sales was primarily a result of increased sales as well as decreases in overtime, medical, bonus, depreciation, product and occupancy costs. These decreases were partly offset by increased expenses related to minimum wage increases and expenses related to the disposal of assets at our San Francisco restaurant.

Thirty-Nine Weeks Ended September 30, 2007 Compared to the Thirty-Nine Weeks Ended September 24, 2006

Restaurant Sales. Restaurant sales decreased by approximately $0.9 million, or 0.5%, to $181.4 million in the first three quarters of fiscal 2007 from $182.3 million in the first three quarters of fiscal 2006. The decrease in restaurant sales was primarily the result of a shift in our fiscal calendar due to the fact that fiscal 2006 included a 53rd week. The additional 53rd week of fiscal 2006 consisted of the relatively high sales week prior to and including New Year’s Eve. The addition of that week in fiscal 2006 meant that our first quarter of fiscal 2007 excluded that relatively high sales week. The first quarter of fiscal 2006 included the week prior to and including New Year’s Eve. The first three quarters of fiscal 2007 were also negatively impacted by the closure of two of our restaurants as well as adverse weather conditions which resulted in several restaurant closures for parts of various days. Restaurant sales in the first three quarters of fiscal 2007 reflect total discounts of approximately $9.0 million compared to $8.6 million during the same period in fiscal 2006.

For the first three quarters of fiscal 2007, comparable restaurant sales increased 1.9%. The increase in comparable restaurant sales was primarily driven by the price increases during the first three quarters of fiscal 2007. To a lesser extent, lunch sales at the additional stores serving lunch and increased to-go sales also contributed to the increase. The comparable restaurant sales increase was negatively impacted by adverse weather conditions in the first quarter of fiscal 2007 and a decrease in bar sales. If the third quarter results for the San Francisco restaurant (including the periods in which it was closed) are included in the comparable restaurant sales calculations, we would have reported comparable restaurant sales increases of 1.7% for the first three quarters of 2007.

Product. Product costs decreased by approximately $0.5 million, or 1.1%, to $44.9 million in the first three quarters of fiscal 2007 from $45.4 million in the first three quarters of fiscal 2006. Product costs as a percentage of sales decreased to 24.7% in the first three quarters of fiscal 2007 from 24.9% in the first three quarters of fiscal 2006. The decrease in product costs in dollars was primarily due to reductions in sales and price reductions for poultry and produce. The decrease in product costs as a percentage of sales was primarily driven by reductions in price for poultry and produce.

Labor. Labor costs increased by approximately $2.4 million, or 4.0%, to $62.8 million in the first three quarters of fiscal 2007 from $60.4 million in the first three quarters of fiscal 2006. Labor cost as a percentage of sales increased to 34.6% in the first three quarters of fiscal 2007 from 33.1% in the first three quarters of fiscal 2006. The increase in labor costs in dollars and as a percentage of sales was primarily related to increases in the minimum wage. The decrease in sales in the first three quarters of fiscal 2007 also contributed to the increase in labor costs as a percentage of sales.

Direct and Occupancy. Direct and occupancy expenses increased by approximately $1.2 million, or 2.2%, to $55.9 million in the first three quarters of fiscal 2007 from $54.7 million in the first three quarters of fiscal 2006. Direct and occupancy costs as a percentage of sales increased to 30.8% in the first three quarters of fiscal 2007 from 30.0% in the same period of fiscal 2006. The increases in direct and occupancy expenses in dollars and as a percentage of sales were primarily the result of increases in repairs and maintenance, operating supplies, credit card fees and business taxes. These increases were slightly offset by a reduction in management training related to our 2006 lunch rollout.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $0.5 million, or 5.4%, to $8.7 million for the first three quarters of fiscal 2007 from $9.2 million during the first three quarters of fiscal 2006. Depreciation and amortization decreased as a percentage of sales to 4.8% in the first three quarters of fiscal 2007 from 5.1% in the first three quarters of fiscal 2006. The decreases in dollars and as a percentage of sales were primarily due to reduced depreciation expense as our assets become fully depreciated.

Loss on Disposal of Assets. Loss on disposal of assets increased by approximately $0.6 million to $1.1 million in the first three quarters of fiscal 2007 from $0.5 million in the first three quarters of fiscal 2006. Loss on disposal of assets as a percentage of sales increased to 0.6% in the first three quarters of fiscal 2007 from 0.3% in the first three quarters of fiscal 2006. The increase in asset disposal losses in dollars and as a percentage of sales was primarily due to the renovation of our San Francisco restaurant.

General and Administrative. General and administrative expenses increased by approximately $1.6 million, or 10.7%, to $16.5 million in the first three quarters of fiscal 2007 from $14.9 million in the first three quarters of fiscal 2006. General and administrative expenses as a percentage of sales increased to 9.1% in the first three quarters of fiscal 2007 from 8.2% in the first three quarters of fiscal 2006. The increase in general and administrative expenses in dollars and as a percentage of sales was primarily due to approximately $2.7 million in insurance related settlements recorded during the first three quarters of fiscal 2006 that reduced general and administrative expenses for that period. In addition, increased expenditures due to stock compensation expenses and consulting expenses related to prototype and site modeling projects were partly offset by reductions to legal and bonus costs for the period in fiscal 2007.

Loss on Impairment of Long-Lived Assets. During the first three quarters of fiscal 2007, we recorded fixed asset impairment charges of $0.8 million compared to $0.2 million during the same period in 2006. The 2007 charge was primarily due to recording an impairment on one of our restaurants.

Interest Expense. Interest expense decreased by $0.3 million, or 13.6%, to $1.9 million during the first three quarters of fiscal 2007 compared to $2.2 million during the first three quarters of fiscal 2006. Interest expense on our credit facility was approximately $0.9 million while interest expense on our capital leases was approximately $1.0 million in the first three quarters of 2007. The decrease primarily resulted from a reduction in long-term debt.

Income Taxes. We did not record a benefit from or provision for income taxes in the first three quarters of fiscal 2007 or 2006. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued Operations. Net loss from discontinued operations was $0.2 million in the first three quarters of fiscal 2007 compared to net income of $0.7 million in the same three quarters of fiscal 2006. Vinny T’s of Boston had $0.9 million in net income during the first three quarters of fiscal 2006 compared to no activity during the same period in fiscal 2007. In addition, the closed restaurants incurred $0.2 million in expenses during the first three quarters of fiscal 2007 and $0.2 million in expenses for the same time period if fiscal 2006.

Net Loss. The first three quarters of fiscal 2007 resulted in a net loss of $10.9 million compared to net loss of $4.6 million during the same period in fiscal 2006. As a percentage of sales, net loss for the first three quarters of fiscal 2007 was 6.0% compared to net loss of 2.5% in the first three quarters of fiscal 2006. The change in absolute dollars and as a percentage of sales was primarily a result of decreased sales and the impact of the insurance-related settlements recorded in fiscal 2006 as well as increased labor expenses in fiscal 2007.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, though we also borrow under our credit facility.

The following table presents a summary of our cash flow for the thirty-nine weeks ended September 30, 2007 and September 24, 2006 (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006
Net cash used in operating activities	$(7,298)	$(2,854)
Net cash provided (used) in investing activities	2,076	(2,882)
Net cash provided by financing activities	4,405	5,490

Net decrease in cash and cash equivalents	$(817)	$(246)

Operating Activities. The increase of $4.4 million in the use of cash in operating activities is primarily related to the $2.3 million of proceeds from insurance and lawsuit settlements received during the first thirty-nine weeks of 2006 and to a lesser extent related to reduced sales in the first quarter of fiscal 2007, increases in labor expenses related to increases in the minimum wage and increases in repairs and maintenance expenses. The fiscal 2007 activity included operating cash uses of approximately $0.5 million related to discontinued operations.

Investing Activities. The decrease of $5.0 million in the use of cash in investing activities is primarily related to the $3.9 million of proceeds from the collection of the note receivable related to the sale of Vinny T’s and to a lesser extent, cash used for the purchase of a new accounting system during the same period in fiscal 2006. The fiscal 2007 activity did not include any investing cash uses relating to discontinued operations.

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

Financing Activities. Financing activities during the first thirty-nine weeks of fiscal 2007 and 2006 primarily included borrowing and repayments under our credit facility. The fiscal 2007 activity also included $1.5 million of proceeds from the sale and leaseback of one of our restaurants.

Credit Facility. In 2004, we entered into a credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders. The credit agreement expires on November 15, 2009. We are also required under the credit agreement to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement.

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

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lender agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000. As of April 1, 2007,

July 1, 2007 and September 30, 2007 we were in default of the financial covenant regarding minimum EBITDA. As a result, we negotiated and received waivers in each of May 2007, August 2007 and November 2007. In exchange for the waivers, we paid our lender a waiver fee of $25,000 in May 2007, $50,000 in August 2007 and $75,000 in November 2007.

The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a London Interbank Offered Rate (LIBOR) plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was 9.75% on September 30, 2007 and 10.75% on December 31, 2006. Under the credit facility, our annual capital expenditures are limited to $13.0 million and the agreement includes covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of November 5, 2007, we had outstanding borrowings of approximately $3.7 million under our revolving credit facility and our availability under the revolving credit facility was approximately $4.9 million.

We reduced our development plans beginning in fiscal 2005 while we implemented strategies designed to improve our comparable restaurant sales and our cash flow from operations. We plan to return to opening new restaurants in 2008. We may need substantial capital to finance our expansion plans, which require funds for capital expenditures, pre-opening costs and initial operating losses related to new restaurant openings. The adequacy of available funds and our future capital requirements will depend on many factors, including the pace of expansion, the costs and capital expenditures for new restaurant development and the nature of contributions, loans and other arrangements negotiated with landlords. Although we can make no assurance, we believe that our available cash, cash flows from operations, and our available borrowings will be sufficient to fund our capital requirements through at least the next twelve months. To fund future operations, we may need to raise additional capital through public or private equity or debt financing to continue our growth. In addition, we have and may continue to consider acquiring the operations of other companies. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen and thirty-nine weeks ended September 30, 2007 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

•

Product costs could be adversely affected by increased distribution prices or financing terms by DMA, our principal food supplier, or a failure to perform by DMA, as well as the availability of food and supplies from other sources, changes in our menu items, adverse weather conditions, governmental regulation, inflation and general economic conditions.

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

•	Our capital requirements could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire and general economic conditions.

•	Our expectations about reopening our San Francisco restaurant in the fourth quarter of 2007 could be delayed due to delays in construction.

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

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $25.0 million (including a letter of credit sub-facility of up to an aggregate of $5.0 million). The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. As of November 5, 2007, we had approximately $3.7 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $37,000.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation – In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. On September 28, 2007, we announced that the SEC simultaneously commenced and settled with us a lawsuit alleging violations of federal securities laws. The lawsuit and settlement relate to the SEC Enforcement Division’s investigation of certain accounting practices and other actions by former BUCA officials. Pursuant to the terms of the Consent and Final Judgment filed with the court for its approval, we agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. We were not required to pay any monetary fine in connection with the settlement.

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Second Complaint, which was granted on August 30, 2007. Judgment was entered against the plaintiffs. Plaintiffs have filed an appeal to the United States Court of Appeals for the Eighth Circuit, which remains pending. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these current matters will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Paisano Partner program requires our Paisano Partners to purchase either $10,000 or $20,000 of our common stock at fair market value. Our Chef Partner program allows chefs who wish to become Chef Partners to purchase $5,000 of our common stock at fair market value. We provide the Paisano and Chef Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initial bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner and Chef Partner equity shares issued in accordance with this program during the third quarter of fiscal 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended July 29, 2007	969	$5.46	—	$1,609,702
Four-week period ended August 26, 2007	10,893	5.60	—	1,509,724
Five-week period ended September 30, 2007	6,595	4.83	—	1,484,735

Total	18,457	$5.32	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On November 6, 2007, our Board of Directors appointed Dennis J. Goetz, 37, as our Chief Financial Officer, effective immediately following the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2007. As previously announced, Mr. Goetz will replace Kaye R. O’Leary, whose resignation as our Chief Financial Officer will be effective at that time. Mr. Goetz is expected to serve in this position until his successor is appointed. Mr. Goetz has served as our Chief Accounting Officer since August 2005. He previously served as Senior Director, Central Accounting to Reporting from February 2004 to August 2005 and Director, Corporate Development & Planning from February 2001 to February 2004 for Carlson Companies, Inc., a worldwide hospitality, marketing and travel company.

In connection with this appointment, we entered into an Employment Agreement with Mr. Goetz. The Employment Agreement provides for an annualized base salary of $210,000 following his promotion. Mr. Goetz also is eligible for annual incentive bonuses with a target of 30% of his base salary upon our attaining certain annual performance targets. The Employment Agreement provides that if Mr. Goetz is terminated without cause Mr. Goetz will receive a severance payment equal to his base salary for six months. Mr. Goetz will receive a similar payment if termination occurs because of his death or disability. Any such severance payment would be made on a monthly basis over six months. However, such payments would cease if at any time during the payment period following such termination he accepts other employment. The Employment Agreement also provides Mr. Goetz with certain benefits, including a $1,000 per month car allowance. The Employment Agreement contains confidentiality, noncompete and nonsolicitation covenants from Mr. Goetz.

On November 6, 2007, our Board of Directors also accepted the previously announced resignation of Cynthia C. Rodahl as our Chief Family Resources Officer, effective on November 7, 2007. Anthony K. Jones will assume the duties as our head of family resources, but will not serve as an executive officer of the company.

Each of Ms. O’Leary and Ms. Rodahl are expected to remain as our employees through December 31, 2007 and thereafter to serve as consultants to us until July 31, 2008. While they remain employees, each are to be paid an hourly rate commensurate with their salary. When they become consultants to the company, each will receive a monthly retainer of $2,000 and any hours in excess of eight per month will be paid at a rate of $250 per hour.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amendment Number Eleven to Credit Agreement and Waiver, dated as of August November 2, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.2	First Amended and Restated Employment Agreement, dated as of November 5, 2007, by and between BUCA, Inc. and Dennis Goetz	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: November 7, 2007	by:	/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Kaye R. O’Leary
Kaye R. O’Leary
Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ Dennis J. Goetz
Dennis J. Goetz
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Amendment Number Eleven to Credit Agreement and Waiver, dated as of November 2, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.2	First Amended and Restated Employment Agreement, dated as of November 5, 2007, by and between BUCA, Inc. and Dennis Goetz	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.