Form 10-K
period 2007-12-30
BUCA INC /MN
filed 2008-03-12
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 30, 2007

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

(612) 225-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $47,450,333 based on the closing sale price for BUCA, Inc.’s common stock as reported on the Nasdaq Stock Market on that date. Shares of common stock held by each executive officer, director and 10% shareholder of the registrant have been excluded from this computation in that such persons may be deemed to be affiliates. These numbers are provided only for the purpose of this report on Form 10-K and do not represent an admission by either the registrant or any such person as to the status of such person.

As of March 7, 2008 the registrant had 21,087,846 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Overview

BUCA, Inc. currently owns and operates 89 full service restaurants under the name Buca di Beppo. The majority of our revenues are generated from the sale of food and beverages. Our restaurants offer high quality, Italian cuisine served in family-style portions meant for sharing as well as single portions for individuals in a fun and energetic atmosphere that reflects the decor and ambiance of post-World War II Italian/American restaurants.

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

In December 2007, we announced that our Board of Directors had decided to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital, a recapitalization, and the combination, sale or merger of us with another entity. This process is ongoing and can be lengthy and has inherent costs. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction.

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

Some of our restaurant’s most popular menu items include Fried Calamari, Apple Gorgonzola Salad, Margherita Pizza, Fresh Salmon with Pesto, Penne Arrabbiata, Chicken Canneloni, Fettuccine Supremo, Chicken with Lemon, Garlic Mashed Potatoes, Tiramisu and our Spaghetti and Meatballs. Our food is generally meant to be shared and served on family style platters for passing around the table. Dishes are currently available in three portion sizes: Buca Large serves four or more, Buca Small serves two or more and Buca Mio offers guests the option to order an individual-sized portion. Our family-style portions are generally shared by the entire table, which encourages guests to interact and enjoy the meal together.

We also offer Daily Specials centered on our popular Italian cooking. We believe that our Daily Specials play a vital role in keeping the menu fresh and allow us to test prospective menu items. Our foods, often seasoned with garlic and served with vine-ripened tomatoes, communicate the pure, powerful flavors of the Italian kitchen.

During fiscal 2006, we added our lunch menu to an additional 67 restaurants, the majority of those being added in the fiscal fourth quarter, resulting in lunch being offered at 82% of our restaurants. Our lunch menu is served only at lunch but is in addition to our traditional family-style dinner menu which is available at all times. Lunch portions at Buca di Beppo are intended for single person dining and include resized favorites from the dinner menu as well as a variety of sandwiches, all competitively priced for the lunch daypart. We believe that the expansion of the lunch menu not only provides for incremental sales both in the restaurant and for take-out, but also represents an opportunity to build brand awareness through increased dining exposure. In late 2007, two additional restaurants began offering lunch, bringing the year-end total number of restaurants serving lunch to 76.

In early 2007, we began testing single portions, which we call “Buca Mio” in selected restaurants. Buca Mio is a section of the menu featuring approximately a dozen of Buca’s favorite menu entrees, offering the guest the option to order an individual sized portion. In October 2007, Buca Mio was implemented in all of our Buca di Beppo restaurants. We believe that over time Buca Mio will make our restaurants increasingly attractive for smaller parties, and as such expand our guest base. In the fourth quarter of 2007, Buca Mio accounted for about 6.1% of our total food sales, and about 11.9% of entrees sold for that quarter.

In late 2007, we began testing catering in selected restaurants. As of fiscal year-end 2007, 13 restaurants offered catering. Our catering program offers guests the option of ordering large portion sizes served in chafing dish size pans appropriate for a buffet-style group event, which we will deliver to them within a defined delivery area via our catering vehicles, which include temperature-controlled areas for transporting the food at the desired temperature. Our catering menu is limited in size, focused on those items most appropriate for this buffet-style type of event, and is well balanced with a selection of salad, entrée, sides and dessert options, primarily offered in two sizes, serving 8-10 or 16-20 persons. In addition, the menu has several buffet options, as well as box lunches for “grab and go” functions, soft drinks and cookies. A modest delivery fee is added to each order. In addition to drop-off, we offer set-up, and set-up, attendant, and clean-up for additional fees.

All of our menu items can be enjoyed either in the restaurant or as take-out. In fiscal 2007, Buca-To-Go sales represented approximately 10.3% of our total sales, an increase from 9.4% in fiscal 2006. We believe that To-Go represents a continued opportunity to expand capacity and build sales. However, we expect that as our To-Go sales increase, our alcohol sales will likely decrease as a percentage of total sales as off-site sales of alcohol and liquor are generally not allowed at our restaurants. In late 2007 we began testing an internet-based on-line ordering system to enhance the convenience to the guest for take-out.

We also offer all-inclusive (excluding alcoholic beverages) pre-fixed menus for large banquets and events with prices ranging from $22.99 to $34.99 per person.

Our menu pricing is consistent within a market, but may differ slightly market-to-market. The average check per Buca di Beppo guest in fiscal 2007 was approximately $18.64 (including beverages). In fiscal 2007, alcoholic beverages, primarily table wine, accounted for approximately 17.2% of restaurant sales at our Buca di Beppo restaurants.

Operations

Our ability to effectively manage restaurants in diverse geographic areas will continue to be critical to our success. We currently have 11 Divisional Vice Presidents (DVPs) who report directly to our Senior Vice President of Operations. Each of these DVPs is expected to effectively manage approximately eight restaurants and supervise and assist each restaurant general manager, or “Paisano Partner,” within his or her territory with the goal of achieving targeted profitability through the successful implementation and operation of our Buca di Beppo concept. The typical Buca di Beppo restaurant management team consists of a Paisano Partner, a Chef Partner, and one or more Assistant General Managers, depending on restaurant sales volume.

A majority of the Paisano Partners and Chef Partners at Buca di Beppo restaurants participate in the Paisano/Chef Partner Programs. Under the Paisano/Chef Partner Programs, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. Historically, Paisano Partners and Chef Partners also received stock options and Paisano Partners were required to purchase either $10,000 or $20,000 of our common stock while Chef Partners were required to purchase $5,000 of our common stock at the time of employment in their position. We suspended the stock purchase portions of the programs in late 2007 pending the results of our exploration of strategic alternatives.

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

Additional training tools are available, including comprehensive employee training manuals featuring our procedures, standards, controls and food-line management systems. Most training materials for restaurant personnel are available in both English and Spanish.

Marketing

We historically have spent between 3.0% and 3.5% of our total sales on marketing. In fiscal 2007, we spent approximately 3.1% of our total sales on marketing. We use a majority of these funds on newspaper advertisements, internet marketing and targeted direct mail. We employ an advertising agency and several specialized marketing groups for our marketing program. One important marketing initiative during fiscal 2006 was the growth of our eClub, an Internet-based marketing program that is designed to increase customer loyalty and drive repeat business. As of the end of fiscal 2007, we had approximately 830,000 members in the Buca di Beppo eClub. We promote our toll-free reservation number, 1-866-EAT-BUCA, to enhance use of reservations. We also encourage our Paisano Partners to involve themselves in the community to maximize the return on local advertising and public and community relations.

Our marketing strategy is based upon accomplishing several key marketing objectives. Our primary goals are to improve overall brand awareness, gain acceptance from new users, improve average frequency of visit and enhance the image of Buca di Beppo as a premier Italian dining destination. Buca di Beppo is a multi-market chain operating in 37 markets. In order to increase awareness and brand acceptance, we employ a range of national and local media, including USA Today (national edition), major market newspapers, neighborhood papers, targeted direct mail, eClub and other local marketing support such as radio and public relations programs. Our messages focus heavily on the quality of our food, which was perceived to be near the top of our industry according to a July 2007 study completed by an independent research firm retained and paid for by us.

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

New Restaurant Site Selection and Development

From fiscal 2000 to 2003, we pursued a rapid expansion strategy, opening 17 Buca di Beppo restaurants in each of fiscal 2000 and 2001, and 14 in each of fiscal 2002 and 2003. In January 2002, we purchased the assets of nine Vinny T’s of Boston restaurants. In fiscal 2004, we slowed our development, opening three restaurants and closing two, and have since focused on the development and implementation of appropriate strategies to improve our comparable restaurant sales and margin trends. In fiscal 2005, we opened one Buca di Beppo restaurant and closed three. In fiscal 2006 we did not open any new restaurants, and divested the Vinny T’s of Boston restaurants. In fiscal 2007, we closed three restaurants. We do not expect to open any new restaurants in fiscal 2008. In the future, we intend to explore the option of franchising and selling development rights to our restaurants in certain select markets.

We anticipate over the next several years that the majority of any new restaurants would be in existing markets. Opening restaurants in existing markets enables us to increase our operational, marketing and recruiting efficiencies.

Our site selection process is critical to our success. We devote substantial effort to evaluating each existing market and potential site for suitable demographic, financial and physical characteristics. To assist in that effort, we engaged a consultant who developed a formal demographic model which will be used to analyze existing location performance and predict future site expectations. Our current site criteria allows the flexibility to be located in both urban and suburban locations, including regional shopping malls, in-line shopping centers, retail and entertainment centers and freestanding buildings in both commercial and residential neighborhoods.

Our current restaurant complement is composed of conversions and multiple prototypes, ranging in square footage from approximately 4,400 to 11,800. In fiscal 2004, our new Buca di Beppo leased restaurants required, on average, a total cash investment of approximately $2.5 to $3.0 million. In fiscal 2006, we engaged an architectural firm to update our current prototype to help reduce both initial investment and on-going maintenance costs through value engineering, energy management systems and an updated kitchen design to better accommodate our menu changes over the years. This prototype design was completed in fiscal 2007.

Our leases are typically ten years in length with four five-year option periods. In the past, we have purchased land as we found suitable locations. In the future, we may refinance any purchases of land or buildings through sale-leaseback transactions. We cannot predict whether this financing will be available when needed or on terms acceptable to us.

Information Technology

We utilize a centralized data and support center, which houses all the corporate networking and application systems to collect information, maintain technical controls and support our restaurants. Financial controls are maintained through a centralized accounting system, which includes a sophisticated restaurant-level theoretical food cost program and an integrated point of sale system and labor scheduling and tracking program. All of our restaurants are connected via a high-speed network to provide integrated data and voice capabilities. Each restaurant has its own internal network that links the point of sale system, the restaurant accounting system and voice communications. Together, these systems provide an integrated management system which is used to monitor restaurant sales, product and labor costs, and other restaurant trends on a daily, weekly and monthly basis. This information is then made available to management for analysis and comparison to budget and to historical information

Employees

As of December 30, 2007, we had approximately 5,650 employees, which included 104 administrative and executive personnel and 351 restaurant management personnel; the remainder being hourly restaurant personnel. Approximately 1,500 of our employees are full-time.

None of our employees is covered by collective bargaining agreements and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive, and we strive to create a working environment which reflects our principles and values of justice, hospitality and excellence.

Intellectual Property

We have registered with the United States Patent and Trademark Office the service marks “BUCA,” “BEPPO,” “BUCA DI BEPPO,” “BUCA DI BEPPO” (stylized), “BUCA DI BEPPO” & design, “BUCA MIO”, “BUCA TO GO,” Mama BUCA II design and Pouring Chianti Bottle design. In addition, we have trademarks pending or registered for “BUCA (Stylized)”, “BUCA DI BEPPO (Stylized)”, and “BUCA MIO” in Mexico, and “BUCA” and “BUCA DI BEPPO” registered in the following countries: Benelux, Denmark, Finland, Germany, Iceland, Ireland, Norway, Sweden and the United Kingdom. We believe that our trademarks, service marks, trade dress and other proprietary rights have significant value and are important to the marketing of our restaurant concepts. We have in the past protected our proprietary rights and expect to continue to vigorously protect those rights in the future. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation and/or infringement of these rights or the use by others of restaurant features based upon, or otherwise similar to, our overall concepts. It may be difficult for us to prevent others from copying discrete elements of our concepts and any litigation to enforce our rights will likely be costly. In addition, other local restaurant operations may claim that our name is confusingly similar to their names and may try to prevent us from using our marks in those locales.

Our History

The Buca di Beppo concept was created in Minneapolis in 1993 by BUCA Ventures, Inc. In 1994, we were formed as a Minnesota corporation. On December 31, 1994, Parasole Restaurant Holdings, Inc., a diversified restaurant company operating in the Minneapolis/St. Paul metropolitan area, acquired BUCA Ventures, Inc. On September 30, 1996, we were spun-off from Parasole. In 1999, we had our initial public offering of stock and became a public company. In January 2002, we purchased the assets of the nine Vinny T’s of Boston restaurants, formerly known as Vinny Testa’s Italian-American Restaurant. We sold the Vinny T’s of Boston restaurants in September 2006.

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

We Are in the Process of Exploring Various Strategic Alternatives to Enhance Shareholder Value, but this Process May Not Result in the Achievement of the Desired Goal of Enhancing Shareholder Value

In December 2007, we announced that our Board of Directors had decided to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital, a recapitalization, and the combination, sale or merger of us with another entity. This process is ongoing and can be lengthy and has inherent costs. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction. Further, any such strategic alternative may not ultimately lead to increased shareholder value. Uncertainties and risks related to the exploration of strategic alternatives include:

•	The distraction of management and potential disruption of operations, which could have an adverse effect on our operating results;

•	The inability to successfully achieve the benefits of any strategic alternative undertaken by us;

•	Potential loss of other business opportunities as management focuses on the exploration of strategic alternatives; and

•	Perceived uncertainties as to our future direction can result in difficulties recruiting and retaining personnel.

The market price of our stock can be volatile as we explore strategic alternatives, which may continue or become more severe if and when a transaction or business arrangement is announced or we announce that we are no longer exploring strategic alternatives.

We May Not Be Able to Maintain our Listing on the Nasdaq Global Market if we are Unable to Satisfy the Minimum Bid Price Requirements

Our stock is currently trading below $1.00 per share, which is below the Nasdaq $1.00 minimum bid price requirement. Because our stock traded below $1.00 per share for 30 consecutive business days, The Nasdaq Stock Market has issued us a letter notifying us that we are no longer in compliance with Marketplace Rule 4450(a)(5). We will be provided until August 6, 2008 to regain compliance. In order to regain compliance, the bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days before that date, although the letter also states that the Nasdaq staff has the discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances. If we cannot demonstrate compliance with Rule 4450(a)(5) by August 6, 2008, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the determination to delist our securities to a Listing Qualifications Panel. A delisting of our shares could have a negative effect on the market price for our shares.

We May Be Unable to Return to Profitability or Raise Additional Capital

We recorded net losses of $3.6 million in fiscal 2006 and $16.2 million in fiscal 2007 and an accumulated deficit of $119.7 million as of December 30, 2007. We may not achieve revenue growth, generate positive cash flows or return to profitability in the future. We have entered into long-term leases for many of our restaurants, which limits our ability to either close individual restaurant locations (without significant continuing liabilities) or improve their operating cash flow. Our current credit facility also limits our ability to build new restaurants, which has contributed to our decision to slow down our future development plans and develop a revised plan to improve our core business through improving our comparable restaurant sales and margins. Failure to achieve these objectives may limit our future growth, cause our stock price to decline and make it difficult to raise additional capital.

Failure to Comply with Requirements and Restrictive Covenants in Our Credit Facility Could Have a Material Adverse Affect on Our Business

Our credit facility contains restrictive covenants and requirements that we comply with certain financial covenants. The credit facility requires, among other things, that we attain a certain level of EBITDA and maintain at least a certain fixed charge coverage ratio. We have been out of compliance with one or more of these requirements in each of the last five quarters, resulting in defaults under the credit facility. As a result of these defaults, to continue to obtain necessary credit advances under the credit facility, each time our lender must agree to waive the default or reset the covenants. If our lender fails to agree to such concessions, the lender would be under no obligation to advance additional funds to us, which would have an immediate, material adverse effect on us.

In addition, failure to maintain the required covenants could result in acceleration of our indebtedness under the credit facility. Our inability in the future to comply with the covenant requirements under the credit facility and to obtain a waiver of such violations could impair our liquidity and limit our ability to operate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 of the Consolidated Financial Statements for discussion of our credit facility, covenant requirements and effects on our business.

Restrictive covenants in our credit facility limit our ability to take various actions without the consent of our lender, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

We May be Unable to Fund Our Significant Future Capital Needs and We May Need Additional Funding Sooner Than Anticipated

We will need substantial capital to finance our operations and future expansion plans, including funds for capital expenditures, pre-opening costs and potential initial operating losses related to new restaurant openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to further curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows. Moreover, if we issue additional equity securities, the holdings of existing shareholders may be diluted.

Although we expect that borrowings under our credit facility, combined with other resources, will be sufficient to fund our capital requirements at least through fiscal 2008, this may not be the case. Our credit facility limits our capital expenditures in future years, including a maximum of $13 million in fiscal 2008, subject to the satisfaction of certain financial covenants. We may be required to seek additional capital earlier than anticipated if:

•	future actual cash flows from operations fail to meet our expectations;

•	costs and capital expenditures for any future new restaurant development exceed anticipated amounts;

•	landlord contributions, loans and other incentives are lower than expected;

•	the costs of litigation exceed anticipated amounts;

•	we were to acquire an additional concept or company or pursue other strategic ventures;

•	we are required to reduce prices to respond to competitive pressures; or

•	we are unable to achieve the required financial covenants.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our historical and anticipated capital needs.

We May Be Unable to Achieve Favorable Comparable Restaurant Sales Results

Improvements in comparable restaurant sales are a key measure of financial health for our overall company as well as for our individual restaurants. We experienced a decline in comparable restaurant sales in each year from fiscal 2001 through fiscal 2004 for our Buca di Beppo restaurants. Although we experienced an increase in comparable restaurant sales in fiscal 2005 through fiscal 2007, in the fourth quarter of fiscal 2007, we experienced a decrease in comparable restaurant sales. We may be unable to achieve improvements in comparable restaurant sales in the future. If we are unable to achieve and maintain positive comparable restaurant sales, we may continue to experience operating losses or negative cash flows and we may close certain restaurants, which could result in significant exit costs, including lease termination costs.

Our Senior Management Team Has a Limited History of Working Together

Our success depends, in large part, upon the services of our senior management team. The majority of our senior management team, including our Chief Executive Officer and Chief Financial Officer, has been in their positions for fewer than six months. Although experienced in the restaurant industry, we cannot assure you that they will effectively work together as a team or that they will manage effectively our business or operations. The failure of any of our executives to perform effectively, or the loss of any of our executives, could adversely affect our business, financial condition, and results of operations. We do not carry key person life insurance on any of our executive officers.

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

Additional Instances of Food Borne Illnesses, Avian Flu, “Mad Cow” Disease or Other Similar Matters Could Have a Material Adverse Effect on Us

In 2006, several nationally known restaurants experienced outbreaks of food poisoning believed to be caused by E.coli contained in the produce they used. In addition, E. coli was also reported in fresh spinach which resulted in us removing several items, including a popular salad, from our menu until we could confirm the safety of the fresh spinach we purchase. In 2004 and 2005, Asian and European countries experienced outbreaks of avian flu. Incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause changes in consumer preference. As a result, our sales could decline.

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

We Could Face Potential Labor Shortages and Increases in Labor Costs

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition, operating results or cash flows. Competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence, or health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs and reduce our operating margins. In addition, as discussed previously, our process of exploring strategic alternatives may result in difficulties recruiting and retaining personnel.

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

We lease the land and building at 51 of our Buca di Beppo restaurant locations. Of our remaining restaurant locations, we lease the land and own the building at 37 restaurant locations and own the land and building at one location. Current restaurant leases have expiration dates ranging from 2008 to 2025, excluding options to renew for additional periods of time. Generally, our leases provide for minimum annual rent, and many leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require us to pay the costs of insurance, taxes and a portion of the lessor’s operating costs.

We currently own and operate 89 Buca di Beppo restaurants located in 37 markets in 25 states and the District of Columbia.

Market	Number of Buca di Beppo Restaurants
Phoenix, Arizona	4
Los Angeles, California	12
Sacramento, California	2
San Diego, California	3
San Francisco, California	4
Denver, Colorado	3
Daytona Beach, Florida	1
Jacksonville, Florida	1
Miami, Florida	4
Orlando, Florida	2
Naples, Florida	1
Tampa Bay, Florida	1
Atlanta, Georgia	1
Honolulu, Hawaii	1
Chicago, Illinois	4
Indianapolis, Indiana	3
Kansas City, Missouri	1
Louisville, Kentucky	1
Detroit, Michigan	3
Minneapolis/St. Paul, Minnesota	5
Las Vegas, Nevada	2
Albuquerque, New Mexico	1
Albany, New York	1
Charlotte, North Carolina	1
Cincinnati, Ohio	1
Cleveland, Ohio	2
Columbus, Ohio	2
Philadelphia, Pennsylvania	6
Pittsburgh, Pennsylvania	2
Nashville, Tennessee	1
Austin, Texas	1
Dallas, Texas	3
Houston, Texas	2
Salt Lake City, Utah	2
Seattle, Washington	2
Milwaukee, Wisconsin	1
Washington, D.C./Maryland	2

89

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

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Second Complaint, which was granted on August 30, 2007. Judgment was entered against the plaintiffs. Plaintiffs filed an appeal to the United States Court of Appeals for the Eighth Circuit. On January 8, 2008, we announced that we had reached a tentative agreement to settle the suit. The tentative agreement, which is still subject to final agreement and to approval by the court, would settle the suit on a class-wide basis in exchange for payment of $1.6 million, which would be paid by our insurance carrier. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In January 2008, one of our former hourly employees filed a purported class action suit against us in the Los Angeles County Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to provide meal breaks, failure to provide accurate wage statements, failure to ensure that paychecks can be cashed without discount, failure to pay wages at termination, negligent misrepresentation, and unfair business practices. As part of the lawsuit, the plaintiff seeks to collect certain civil penalties that could separately be assessed by the California Labor & Workforce Development Agency (“Agency”). To do so, the plaintiff must first notify the Agency of the claimed Labor Code violations and provide the Agency with an opportunity to investigate the violations and issue citations, if any. On February 28, 2008, the Agency notified the parties of its intent to investigate the violations claimed by plaintiff. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. Lawsuits such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the symbol “BUCA.” As of March 7, 2008, there were approximately 421 record holders of our common stock. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported by the Nasdaq Stock Market.

Period	High	Low
2006 First Quarter	5.99	5.05
2006 Second Quarter	6.54	4.73
2006 Third Quarter	5.55	5.01
2006 Fourth Quarter	5.43	4.28
2007 First Quarter	6.39	4.83
2007 Second Quarter	5.51	3.50
2007 Third Quarter	3.69	1.87
2007 Fourth Quarter	2.75	0.65

In February 2008, we announced that we had received a letter from the Nasdaq Stock Market notifying us that for previous 30 days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until August 6, 2008, to regain compliance. In order to regain compliance, the bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days before expiration of the 180-day period, although the letter also states that the Nasdaq staff has the discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances. If we cannot demonstrate compliance with Rule 4450(a)(5) by August 6, 2008, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the determination to delist our securities to a Listing Qualifications Panel. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by August 6, 2008.

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

Historically, our Paisano Partner program has required our Paisano Partners to purchase either $10,000 or $20,000 of our common stock at fair market value. We also added a Chef Partner program in 2006 allowing chefs who wish to become Chef Partners to purchase $5,000 of our common stock at fair market value. We suspended these programs in late 2007. Under the programs, we provided the Paisano and Chef Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initial bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner and Chef Partner equity shares issued in accordance with this program during the fourth quarter of fiscal 2007.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1, 2007 through October 28, 2007	—	$—	—	$1,514,728
October 29, 2007 through November 25, 2007	2,513	5.42	—	$1,514,722
November 26, 2007 through December 30, 2007	10,675	2.56	—	$1,484,727

Total	13,188	$3.10	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the Paisano Partner and Chef Partner programs.

Item 6.	Selected Financial Data

The following selected financial data for the two fiscal years ended December 30, 2007 are derived from our Consolidated Financial Statements. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and their notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 30, 2007	December 31, 2006
Comparable restaurant sales increase: (1)(2)	0.7%	3.8%

Average weekly restaurant sales: (1)	$51,936	$51,208

Restaurants open at end of period:	90	93

(1)	Comparable restaurant sales and average weekly sales for 2006 are calculated using 52 weeks instead of 53 weeks.
(2)	The calculation of comparable restaurant sales includes restaurants open for a full 18 months.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 30, 2007, we owned and operated 90 Buca di Beppo restaurants. Our Buca di Beppo restaurants are full service restaurants that offer high quality, Italian cuisine served family-style as well as single portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

During fiscal 2007 and 2006, we did not open any new restaurants. We sold the Vinny T’s of Boston brand and associated restaurants in September 2006. During fiscal 2007, we closed three restaurants and closed none in 2006. We closed one additional restaurant after the close of fiscal 2007. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve our comparable restaurant sales and margins. We do not expect to open any new restaurants in fiscal 2008. We intend to explore the option of franchising and selling development rights to our restaurants in certain select markets in the future.

In December 2007, we announced that our Board of Directors had decided to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital, a recapitalization, and the combination, sale or merger of us with another entity. This process is ongoing and can be lengthy and has inherent costs. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction.

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

During fiscal 2007, we implemented price increases of approximately 2.0% on select food items during each of the first, second and fourth quarters. The primary reason for these price increases was to offset rising operational costs, particularly in product, labor and occupancy expenses. During fiscal 2006, we added our lunch menu to an additional 67 restaurants; the majority of those being added in the fiscal fourth quarter, bringing the total number of restaurants serving lunch during fiscal 2006 to 76 or 82% of the system. As of the end of fiscal 2007, 84% of our restaurants were open for lunch.

Results of Operations

Our consolidated operating results for the 52-week period ended December 30, 2007 and the 53-week period ended December 31, 2006 expressed as a percentage of restaurant sales were approximately as follows:

	Fiscal Year Ended
	December 30, 2007	December 31, 2006
Restaurant sales (in thousands)	$245,552	$253,813
Restaurant costs:
Product	24.7%	25.0%
Labor	34.1%	33.0%
Direct and occupancy	30.9%	29.5%
Depreciation and amortization	4.7%	4.8%
Loss on disposal of assets	0.7%	0.2%

Total restaurant costs	95.1%	92.5%
General and administrative expenses	8.5%	8.1%
Loss on impairment and sale of long-lived assets	2.1%	0.1%
Lease termination charges	0.0%	0.0%

Operating loss	(5.6)%	(0.7)%
Interest income	0.2%	0.1%
Interest expense	1.0%	1.2%
Loss before income taxes	(6.5)%	(1.8)%
Income taxes	0.0%	0.0%

Net loss from continuing operations	(6.5)%	(1.8)%
Net (loss) income from discontinued operations	(0.1)%	0.4%

Net loss	(6.6)%	(1.4)%

52 Week Fiscal Year Ended December 30, 2007 Compared to 53 Week Fiscal Year Ended December 31, 2006

Restaurant sales. Our restaurant sales are primarily comprised of food and beverage sales. Restaurant sales decreased by approximately $8.3 million, or 3.3%, to $245.6 million in fiscal 2007 from $253.8 million in fiscal 2006. Fiscal 2006 consisted of 53 weeks as compared to 52 weeks for fiscal 2007. The decrease in restaurant sales was primarily due to the additional sales in the 53rd week of fiscal 2006, which were approximately $6.1 million. Further decreases in restaurant sales were caused by the closure of two stores during fiscal 2007, the temporary closure of our San Francisco restaurant during its renovation, the lack of a New Years Eve holiday during fiscal 2007 and a decline in beverage sales. Our calculation of comparable restaurant sales includes restaurants open for 18 full months and excludes the results for the 53rd week of fiscal 2006. The San Francisco restaurant is excluded from the comparable restaurant sales calculation during the third and fourth quarters of fiscal 2007 due to its temporary closure for renovation. Comparable restaurant sales increased by approximately 0.7% during fiscal 2007. Contributing to the increase in comparable restaurant sales were lunch sales at the additional restaurants serving lunch, an increase in guest counts, and 2.0% price increases on select food items during each of the first, second and fourth quarters of 2007. Our average weekly sales increased to $51,936 in fiscal 2007, up approximately 1.4% from fiscal 2006 levels. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. Fiscal 2007 restaurant sales reflect total discounts of approximately $11.9 million; fiscal 2006 restaurant sales reflected total discounts of approximately $12.0 million.

Product. Product costs decreased by approximately $2.6 million, or 4.2%, to $60.7 million in fiscal 2007 from $63.3 million in fiscal 2006. The decrease was primarily due to decreased sales volume and one less week in fiscal 2007 which was a 52-week year compared to fiscal 2006 which was a 53-week year. Product costs decreased as a percentage of sales to approximately 24.7% in fiscal 2007 from 25.0% in fiscal 2006. This decrease as a percentage of sales was primarily the result of decreased prices for poultry and produce and the price increases we implemented. Slightly offsetting this decrease were increases in bottled wine costs. We expect product costs to increase as a percentage of sales in fiscal 2008 as compared to fiscal 2007 due primarily to commodity cost increases.

Labor. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs remained flat at $83.8 million in fiscal 2007 compared to fiscal 2006. Fiscal 2006 labor costs reflect the added cost of labor in the 53rd week. Labor costs increased as a percentage of sales to 34.1% in fiscal 2007 as compared to 33.0% in fiscal 2006. The increase in labor as a percentage of sales was primarily a result of increases in minimum wage. We expect labor costs to decrease as a percentage of sales in fiscal 2008 as compared to fiscal 2007.

Direct and occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, workers compensation, general liability insurance expense, rental expenses and other related restaurant costs. Direct and occupancy expenses increased by approximately $0.9 million, or 1.2%, to $75.8 million in fiscal 2007 from $74.9 million in fiscal 2006. The increase in direct and occupancy expenses was primarily a result of increases in repairs and maintenance and operating supplies, which were slightly offset by decreases in training, utilities and percentage rent. Direct and occupancy expenses increased as a percentage of sales to approximately 30.9% in fiscal 2007 as compared to 29.5% in fiscal 2006. Direct and occupancy expenses are primarily fixed in nature; the increase in direct and occupancy costs as a percentage of sales was primarily due to the decrease in sales and increased repairs and maintenance expense. We anticipate direct and occupancy costs to remain flat or decrease slightly as a percentage of sales in fiscal 2008 as compared to fiscal 2007.

Depreciation and amortization. Depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center. Depreciation and amortization decreased by approximately $0.8 million, or 6.2%, to $11.5 million in fiscal 2007 from $12.2 million in fiscal 2006. Depreciation and amortization decreased as a percentage of sales to approximately 4.7% in fiscal 2007 as compared to 4.8% in fiscal 2006. The decrease in absolute dollars and as a percentage of sales was a result of previous impairments of our restaurant assets. We expect depreciation and amortization to decrease as a percentage of sales in fiscal 2008 as compared to fiscal 2007.

Loss on disposal of assets. Loss on disposal of assets includes losses on the retirement of equipment and other assets employed in our restaurants. Loss on disposal of assets increased by $1.1 million to $1.7 million in fiscal 2007 from $0.6 million in fiscal 2006. Loss on disposal of assets as a percentage of sales increased to 0.7% in fiscal 2007 from 0.2% in fiscal 2006. The increase in asset disposal losses in dollars and as a percentage of sales was primarily due to the renovation of our San Francisco restaurant.

General and administrative. General and administrative expenses are comprised of management and staff salaries, employee benefits, travel, information systems and training and market research expenses associated with the Paisano Support Center. General and administrative expenses increased by approximately $0.3 million, or 1.5%, to $20.9 million in fiscal 2007 from $20.6 million in fiscal 2006. General and administrative expenses increased as a percentage of sales to approximately 8.5% as compared to 8.1% in fiscal 2006. The increase in general and administrative expense in dollars and as a percentage of sales was primarily the result of the receipt of approximately $2.7 million in insurance-related settlements during fiscal 2006, which offset fiscal 2006 expense. An increase in consulting fees related to the new prototype and site model development in fiscal 2007 also contributed to the increase. The increases were slightly offset by decreases in bonus expenses and legal fees. As described in Note 15 to our Consolidated Financial Statements, our results included share-based compensation expense as a result of the adoption of SFAS No. 123(R) of approximately $1.0 million in fiscal 2006 and approximately $1.1 million in fiscal 2007. We expect general and administrative expenses to decrease as a percentage of sales in fiscal 2008 as compared to fiscal 2007.

Loss on impairment of long-lived assets. Loss on impairment of long-lived assets primarily relates to the impairment of three of our restaurants, intangible asset impairments and charges related to asset additions in restaurants that have been previously impaired. Loss on impairment of long-lived assets was $5.1 million in fiscal 2007 compared to $0.3 million in fiscal 2006, a $4.8 million increase. In fiscal 2007, we recorded a $4.0 million loss on the impairment of long-lived assets related to three of our restaurants and a $0.9 million loss related to the impairment of select liquor licenses, due to the carrying value of those licenses exceeding their estimated market value, and our trademark intangible assets. In fiscal 2007, we continued to write-off asset additions in restaurants that have been fully impaired.

Interest expense. Interest expense includes the financing cost on our capital leases and credit facility. Interest expense decreased by approximately $0.4 million, or 13.0%, to $2.6 million in fiscal 2007 from $2.9 million in fiscal 2006 primarily due to reduced borrowings on our credit facility. Approximately $1.1 million of the fiscal 2007 interest expense was related to our credit facility and approximately $1.3 million was related to interest payments on the capital leases of eight restaurant locations.

Income taxes. We recorded no provision for income taxes in fiscal 2007 or fiscal 2006. In fiscal 2007, we continued to record a full tax valuation allowance because we concluded that we remained in a position that would not allow realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Discontinued operations. In 2005, our Board of Directors approved the engagement of an investment banker to represent us in the planned sale of the Vinny T’s of Boston restaurants. We also closed three Buca di Beppo restaurants in 2005. In September 2006, we sold the Vinny T’s of Boston brand associated restaurants. Vinny T’s of Boston along with the three closed Buca di Beppo restaurants have been accounted for as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recorded a $0.2 million of net loss from discontinued operations in fiscal 2007 as compared to $1.0 million of net income from discontinuing operations in fiscal 2006. Our 2007 net loss from discontinued operations related to the three closed Buca di Beppo restaurants.

Net loss. Net loss increased $16.2 million in fiscal 2007 from $3.6 million in fiscal 2006. As a percentage of sales, net loss for fiscal 2007 was 6.6% as compared to 1.4% in fiscal 2006. The increase in net loss in dollars was primarily driven by sales and loss on impairment of long-lived assets slightly offset by a decrease in product costs. The increase in net loss as a percentage of sales was primarily a result of decreased sales, increased labor costs, direct and occupancy and loss on impairment of long-lived assets.

Liquidity and Capital Resources

As of December 30, 2007, we held cash of approximately $1.1 million, a decrease of approximately $0.5 million from the fiscal 2006 year-end balance of approximately $1.6 million.

The following table presents a summary of our cash flow for the fiscal years 2007 and 2006 (in thousands):

	Fiscal Year Ended
	December 30, 2007	December 31, 2006
Net cash (used) provided by operating activities	$(2,470)	$2,810
Net cash provided (used) by investing activities	304	(839)
Net cash provided (used) by financing activities	1,669	(1,825)

Change in cash and cash equivalents	$(497)	$146

Operating Activities. Our net cash provided by operating activities is primarily generated by our restaurant operations. The $5.3 million increase in net cash used by operating activities reflects the $2.3 million of proceeds from insurance and lawsuit-related settlements received during fiscal 2006. We did not receive similar proceeds in fiscal 2007. In addition, the fiscal 2007 reduction in sales, increases in labor costs, repairs and maintenance and supply expenses, partially offset by improvement in cost of sales margins, contributed to the use of cash from operating activities. The 2007 activity included operating cash uses of approximately $0.5 million from discontinued operations.

Investing Activities. The decrease of $1.1 million in the use of cash in investing activities is primarily related to the $3.9 million of proceeds from the collection of the note receivable related to the sale of Vinny T’s of Boston. Proceeds in fiscal 2006 from the sale of Vinny T’s of Boston were $2.6 million. The 2007 activity did not include any investing cash uses related to discontinued operations.

We use cash for property and equipment primarily to fund capitalized property improvement for our existing restaurants. Capital expenditures were $3.6 million in fiscal 2007 and $3.5 million in fiscal 2006. Fiscal 2006 included cash used to fund the purchase and implementation of an accounting system. During fiscal 2007 we closed three Buca di Beppo restaurants and during fiscal 2006, we did not open or close any Buca di Beppo restaurants. We anticipate that total cash investment for a new Buca di Beppo restaurant, including pre-opening costs, will be, on average, approximately $2.5 to $3.0 million per store.

Financing Activities. The decrease of $3.5 million in the use of cash in financing activities is primarily related to $1.5 million of proceeds related to the sale and leaseback of one of our restaurants in fiscal 2007 and the retirement of the term loan A facility with Wells Fargo Foothill in fiscal 2006. The net proceeds of $2.6 million from the sale of Vinny T’s of Boston in September 2006 was used to retire the term loan A facility with Wells Fargo Foothill; the balance was applied to our revolving credit facility.

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

On September 24, 2006, we completed the sale of Vinny T’s of Boston restaurants to Bertucci’s at a sale price of $6.8 million; of which $3.0 million was paid in cash at the closing and $3.8 million was paid through a promissory note issued at closing. The net proceeds from the sale of Vinny T’s of Boston were used to prepay, in its entirety, the outstanding term loan A facility with Wells Fargo Foothill and pay down a portion of our outstanding indebtedness under the Wells Fargo Foothill revolving credit facility. The promissory note was set to mature on June 15, 2008 or earlier upon the occurrence of certain other events, including a change in control of Bertucci’s or the repayment or refinancing of Bertucci’s outstanding senior notes. Bertucci’s prepaid the note in July 2007; as a result, we received $3.9 million in full payment of the note which was applied against our outstanding borrowings under the revolving credit facility.

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lenders agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000. As of April 1, 2007, July 1, 2007 and September 30, 2007, we were in default of the financial covenant regarding minimum EBITDA. As of December 30, 2007, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage. As a result, we negotiated and received waivers in each of May 2007, August 2007, November 2007 and March 2008. In exchange for the waivers, we paid our lender a waiver fee of $25,000 in May 2007, $50,000 in August 2007, $75,000 in November 2007 and $150,000 in March 2008.

The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was the Wells Fargo reference rate plus 2.00 percentage points which was 9.25% on December 30, 2007 and 10.75% on December 31, 2006. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales of properties, transactions with affiliates, incurring additional debt, our ability to sign leases for new restaurants and require maintenance of certain financial covenants and other customary covenants. We expect to be in compliance with the financial covenants of the credit facility, as recently amended, for the remainder of fiscal 2008.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of March 10, 2008, we had outstanding borrowings of approximately $1.8 million under our revolving credit facility and our availability under the revolving credit facility was approximately $3.1 million.

Our capital requirements have been significant. We reduced our development plans beginning in fiscal 2005 while we implemented strategies designed to improve our comparable restaurant sales and our cash flow from operations. We need capital from our current credit facility to finance our on-going operations. In addition, we have incurred and may incur additional significant costs related to capital expenditures, on-going litigation and related matters. The adequacy of available funds and our future capital requirements will depend on many factors, including our restaurant sales and the costs associated with our operations. Although we can make no assurance, we believe that our available cash, cash flows from operations, our available borrowings and a potential sale-leaseback of our remaining owned property will be sufficient to fund our capital requirements through the remainder of fiscal 2008. To fund future operations, we may need to raise additional capital through public or private equity or debt financing. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

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

Share-Based Compensation

We account for our share-based compensation plans under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), expense for the unvested portion of previously granted awards outstanding on December 26, 2005, and compensation for the discount eligible employees receive as part of the Employee Stock Purchase Plan (ESPP).

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 15 to the accompanying consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). Our decision to use historical volatility was based upon the lack of actively traded options on our common stock. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

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

Not applicable.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving our internal control objectives. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 30, 2007. The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by Grant Thornton, LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Grant Thornton’s attestation report on our internal control over financial reporting is included herein.

Our management has discussed these matters with our audit committee.

Changes in Internal Control Over Financial Reporting

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BUCA, Inc.

We have audited BUCA, Inc.’s (the “Company”) internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BUCA, Inc. as of December 30, 2007 and the related consolidated statements of operations, share-holders’ equity and cash flows for each of the two years in the period ended December 30, 2007 and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 11, 2008

Item 9B.	Other Information

As means of retaining certain key employees as we explore strategic alternatives, the Compensation Committee of our Board of Directors recently agreed to guarantee a portion of the proposed fiscal 2008 bonus payout to participants in the company’s management bonus program. On March 11, 2008, Mr. Goetz, a participant in the program, was made eligible to receive a guaranteed bonus of $31,500. The payouts will be made in January 2009 so long as the participant is employed by us as of December 31, 2008 or if the participant’s employment with us is terminated involuntarily by us on or before that date for any reason other than for cause. The payouts will directly offset any other bonus payments due to the participant for fiscal 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information concerning our executive officers and directors:

Name	Age	Position with the Company
*Wallace B. Doolin	61	Chairman of the Board
John T. Bettin	52	Chief Executive Officer, President and Director
Richard G. Erstad	43	General Counsel and Secretary
*Stephen B. Hickey	63	Chief Marketing Officer
Dennis J. Goetz	37	Chief Financial Officer
Sidney J. Feltenstein	67	Director
James T. Stamas	75	Director
John P. Whaley	55	Director
Fritzi P. Woods	48	Director
Paul J. Zepf	43	Director

*	Ceased serving as an executive officer of the Company on January 31, 2008.

None of the above executive officers is related to each other or to any of our other directors.

Wallace B. Doolin joined BUCA, Inc. in November 2004 and served as our Chief Executive Officer until January 31, 2008. Mr. Doolin joined our Board of Directors in November 2004 as Chairman and continues to hold that position. Mr. Doolin has more than 35 years of restaurant industry experience. From 2002 to 2004, Mr. Doolin served as Chief Executive Officer of La Madeleine Bakery Café and Bistro, a 64-restaurant chain, which he helped reengineer and reposition the brand and prepare for its next stage of growth. Prior to joining La Madeleine, Mr. Doolin served as Chief Executive Officer and President of Carlson Restaurants Worldwide (“CRW”) and TGI Friday’s (“Friday’s”) from 1994 to 2002 and as Senior Vice President and Executive Vice President

of CRW and Friday’s from 1989 to 1993. During his more than 13 years with CRW and Friday’s, he oversaw Friday’s growth from 135 U.S. restaurants to more than 700 units in 57 countries. He also was responsible for the acquisition of Pick Up Stix, which brought CRW’s restaurant total to 770. From 1984 to 1986, Mr. Doolin served as President of Applebee’s. From 1972 to 1989, he held senior leadership positions at W.R. Grace’s Restaurant Division, Flakey Jake’s, Inc., and Steak and Ale Restaurants. Mr. Doolin has received the IFMA Silver Plate and NRN Golden Chain awards. He is a board member emeritus of the National Restaurant Association and past chairman of its Education Foundation and a member of the board of Caribou Coffee Company. He also is chairman of the ALIMA Fund, a fund for international children through Share Our Strength, a leading children’s anti-hunger organization.

John T. Bettin joined BUCA, Inc. in September 2006 as our President, became our Chief Executive Officer on February 1, 2008 and became a director on February 12, 2008. Mr. Bettin began his career at Houlihan’s, part of Gilbert/Robinson, where he progressed from Corporate Executive Chef and Director of Culinary to Vice President of Operations to Senior Vice President of Concept Development. In 1994, he became Executive Vice President of Operations for Capital Restaurant Concepts and, from 1998 to 2005, was President of Morton’s of Chicago, a restaurant company. While at Morton’s he led and directed operations, purchasing, marketing, finance, information services, human resources and training. In 2005, Mr. Bettin joined Potbelly Sandwich Works, a restaurant company, as its Chief Operations Officer and Senior Vice President.

Richard G. Erstad joined BUCA, Inc. in April 2005 as our General Counsel and Secretary. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP, a law firm, from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions, including representing BUCA, Inc. on a variety of matters. He is a member of the Minnesota Bar.

Stephen B. Hickey joined BUCA, Inc. in January 2004 as our Chief Marketing Officer; his employment with the Company ceased on January 31, 2008. Mr. Hickey has held senior marketing executive positions with several major quick-service and full-service restaurant chains. He launched his restaurant career at McDonald’s in 1975, where he served in several capacities including Staff Director of National Marketing. From 1982 to 1994, he held Vice President of Marketing positions with Hardee’s Food Systems, Applebee’s, Wendy’s, International, Inc. and TGI Friday’s. From 2000 to 2003, Mr. Hickey served as Senior Vice President of Marketing for Creative Consumer Concepts, a kids and family marketing company serving the restaurant industry.

Dennis J. Goetz joined BUCA, Inc. in August 2005 as our Chief Accounting Officer. He was named our Chief Financial Officer in November 2007. Mr. Goetz previously served as Senior Director, Central Accounting to Reporting from February 2004 to August 2005 and Director, Corporate Development & Planning from February 2001 to February 2004 for Carlson, a worldwide hospitality, marketing and travel company.

Sidney J. Feltenstein joined BUCA, Inc. in September 2003 as a director. Mr. Feltenstein served as Chairman, President and Chief Executive Officer of Yorkshire Global Restaurants, the company that operated the restaurant brands A&W Restaurants and Long John Silver’s, from 1995 to 2002. Mr. Feltenstein has served in a variety of operations and marketing management positions including Chief Marketing Officer for Dunkin Donuts and Executive President of Worldwide Marketing for the Burger King Corporation. He is currently Chairman of Sagittarius Brands, Inc., a restaurant holding company. Mr. Feltenstein is active on various boards, and has served as chairman of the International Franchise Association.

James T. Stamas joined BUCA, Inc. in October 2005 as a director. Mr. Stamas has served as Dean of the School of Hospitality at Boston University since 1995. From 1973 to 1988, he was with Omni Hotels where he retired as Senior Vice President and Chief Administrative Officer. Prior to that, he held positions with Sonesta Hotels and Raytheon Company. In 1988, he founded Stamas Partners, a management consulting company providing human resources and organizational development services to the hospitality industry. He has served as Chairman of the Executive Board for the Whittemore School of Business and Economics at the University of New Hampshire. He is a former director of Yorkshire Restaurants and Panatech Research & Development Corp.

John P. Whaley has served as a director of BUCA, Inc. since 1996 and as Lead Director since March 2005. He is a partner of Norwest Equity Partners and Norwest Venture Partners and has been a partner or officer of these and affiliated private equity investment funds since 1977. Mr. Whaley is also a director of several privately held companies.

Fritzi G. Woods joined BUCA, Inc. in September 2005 as a director. Since 2003, Ms. Woods has served as President and Chief Executive Officer of PrimeSource FoodService Equipment, Inc., the nation’s eleventh largest food service equipment distribution company. From 1998 to 2002, Ms. Woods was with The Dallas Morning News, a newspaper company and a subsidiary of Belo Corporation, a diversified media company, where she served as Executive Vice President Sales and Marketing and Chief Financial Officer. Previously, Ms. Woods was Manufacturing Controller and Finance Manager for Motorola in Austin, Texas and worked as an auditor for Arthur Andersen & Co. Ms. Woods is active on various boards and is a Certified Public Accountant.

Paul J. Zepf has served as a director of BUCA, Inc. since 1998 and served as Lead Director from July 2003 to March 2005. He is currently a Managing Director of Lazard Alternative Investments LLC, a merchant banking business, and a Managing Principal of its subsidiary, Corporate Partners LLC. He was previously a Managing Director of each of Lazard Frères & Co. LLC, a financial advisory and asset management firm, Centre Partners Management L.L.C., and Corporate Advisors, L.P., where he had been employed since 1989.

General Information About the Board of Directors

Our Amended and Restated Articles of Incorporation provide that the Board of Directors be divided into three classes of as nearly equal size as possible. Our board is divided into three classes with staggered three-year terms. Messrs. Bettin, Whaley and Feltenstein are Class III directors whose terms expire at the annual shareholders’ meeting in 2008. Ms. Woods and Mr. Stamas are Class I directors whose terms expires at the annual shareholders’ meeting in 2009. Messrs. Doolin and Zepf are Class II directors whose terms expire at the annual shareholders’ meeting in 2010.

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

Audit Committee

The audit committee of the board, currently comprised of Ms. Woods (Chair) and Messrs. Feltenstein, Stamas, Whaley and Zepf, is responsible for overseeing our accounting and financial reporting process and the audits of our financial statements. The audit committee met four times during fiscal 2007.

All members of the audit committee are “independent” as that term is defined in the applicable listing standards of the Nasdaq Stock Market, Section 301 of the Sarbanes-Oxley Act of 2002 and the SEC rules adopted pursuant to the Sarbanes-Oxley Act. Our board has determined that at least one member of our audit committee, Ms. Woods, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Ms. Woods is independent, as that term is defined under the Nasdaq listing standards.

The responsibilities of the audit committee are set forth in the audit committee charter, adopted by our audit committee on April 25, 2000, as amended and restated on March 5, 2004 and as amended on February 15, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such reports and written representations from our executive officers and directors, we believe that our executive officers and directors complied with Section 16(a) filing requirements during 2007.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for last fiscal years ended December 30, 2007 and December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Wallace B. Doolin (2) Chairman and Chief Executive Officer	2007	557,680	—	83,776	—	—	39,144	(3)	680,600
	2006	544,673	—	—	—	145,159	37,819		727,651

John T. Bettin President and Chief Executive Officer (5)	2007	352,766	—	—	124,760	—	62,160	(4)	539,686

Stephen B. Hickey (2) Chief Marketing Officer	2007	225,000	35,000	23,290	76,680	—	44,775	(6)	404,745
	2006	225,000	—	27,400	76,680	69,345	14,193		412,618

(1)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year, in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to the reported fiscal year. Assumptions used in the calculation of these amounts are included in footnote 15 to our audited financial statements.
(2)	Ceased employment with the company on January 31, 2008.
(3)	Consists of disability insurance premiums of $21,145, car allowance of $15,000, a tax gross-up, health insurance premiums and an annual physical.
(4)	Consists of an allowance of $50,000, car allowance of $12,000 and a tax gross-up.
(5)	Appointed as Chief Executive Officer on February 1, 2008. Fiscal year 2006 figures are not shown for Mr. Bettin as he was not a named executive officer during this period.
(6)	Consists of travel allowance of $29,905, car allowance of $12,000, a tax gross-up and health insurance premiums.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. We believe the practice of using employment agreements to be a market practice for positions of this level of responsibility and are consistent with our objective to attract and retain key talent. The employment agreements provide the named executive officers with the assurances and specifics of the terms of his or her employment with us. The employment agreements provide us with assurance that the executives are fully devoted to our interests and clarify the expectations of the parties. The principal compensation terms of those agreements are summarized below; the agreements themselves have been filed with the SEC and can be obtained through our website.

Wallace B. Doolin—We entered into an employment agreement with Wallace B. Doolin in October 2004, which was amended in July 2007. Under the terms of the employment agreement, Mr. Doolin’s base salary for 2007 was established at $568,000. Mr. Doolin was eligible to receive a yearly bonus of up to up to a maximum of 50% of his annual base salary for that year based upon certain performance targets established by our compensation committee. The employment agreement provided that if Mr. Doolin was terminated without cause or, after a change in control, Mr. Doolin resigned because of a substantial reduction or alteration in his duties, base salary or for certain other reasons, Mr. Doolin would have received a severance payment equal to his base salary for the greater of 24 months and the number of months left prior to the end of the current employment term, except that if such termination occurs with less than 12 months remaining in the employment term, Mr. Doolin would have received a severance payment equal to his base salary for the remaining term plus 12 months. Mr. Doolin would have also received an amount equal to the prior year’s base cash bonus earned, if any. Mr. Doolin would have received similar payments if termination had occurred because of his death or disability. Under the terms of the agreement, any such severance payment was to be made on a monthly basis over that number of months used in determining the severance payment. The employment agreement also provided Mr. Doolin with certain benefits, including car allowance and life insurance. The employment agreement contained confidentiality, noncompete and nonsolicitation covenants from Mr. Doolin.

Mr. Doolin’s employment with the Company was terminated under the terms of a separation agreement the Company entered into with Mr. Doolin. Under the terms of the separation agreement, Mr. Doolin will remain on our Board of Directors as a director and Chairman until a successor is duly elected or appointed. We agreed to pay to Mr. Doolin a total of $583,000 in 12 equal monthly installments following his separation, which payments may accelerate upon a change of control (as defined in the separation agreement). Mr. Doolin is eligible for continued health benefits and disability income benefits for 12 months following his separation. Mr. Doolin’s continued service on the Board of Directors following his termination constitutes employment for purposes of vesting and exercise of his restricted stock and stock options. Mr. Doolin is subject to a covenant not to compete with the Company for a period of one year following his separation. Mr. Doolin will receive no compensation or benefits (other than ordinary expense reimbursement) for his service on our board for one year following his separation.

John T. Bettin—We entered into an employment agreement with Mr. Bettin in September 2006 having an initial employment term running through September 30, 2009. In December 2007, we amended the employment agreement. Unless terminated at least 90 days prior to the end of any term, the employment agreement automatically renews for successive one-year terms. Under the terms of the employment agreement, Mr. Bettin’s annualized base salary was established at $355,500 in 2007. Mr. Bettin also is eligible for annual incentive bonuses up to a maximum of 50% of his base salary upon our obtaining certain annual performance targets. The employment agreement provides for certain payments upon termination of employment or a change in control pursuant to the BUCA, Inc. Executive Severance Plan, as described below. The Employment Agreement also provides Mr. Bettin with certain benefits, including an allowance of $100,000, which has been paid by the company, and a $1,000 per month car allowance. The Employment Agreement contains confidentiality, noncompete and nonsolicitation covenants from Mr. Bettin.

Stephen B. Hickey—We entered into an employment agreement with Steven B. Hickey in January 2004, which was amended and restated in December 2005 and in December 2006 to extend the term of the employment agreement and to ensure his continued service to our business as he transitions to retirement. Under the terms of the agreement, Mr. Hickey served as our Chief Marketing Officer through January 31, 2008. The agreement established Mr. Hickey’s base salary for 2007 at $225,000. Mr. Hickey was eligible to receive a yearly bonus of up to up to a maximum of 50% of his annual base salary based upon certain performance criteria established by the board. The agreement provided that we shall pay to Mr. Hickey a retention bonus of $35,000 on or before January 15, 2008 if Mr. Hickey remained our employee in good standing through December 31, 2007. We also agreed to pay Mr. Hickey an aggregate of $25,000 in commuting expenses in nine equal monthly installments beginning in April 2007. Under the terms of the agreement, if we were to have terminated Mr. Hickey’s employment for cause or if Mr. Hickey terminated his employment (except as a result of a change in control), he would have received no additional compensation or termination benefits. If Mr. Hickey was terminated because of death or physical or mental disability, he or his estate would have been entitled to a termination payment of 12 months’ base salary then in effect, payable in 12 equal monthly installments. If Mr. Hickey terminated his employment upon 30 days’ prior written notice following a change in control of the company, because his duties were substantially reduced or negatively altered without his prior written consent, or if Mr. Hickey’s employment was terminated by us without cause following a change in control or within 180 days prior to a change in control and the termination was related to the change in control, he would have been entitled to a termination payment of 12 months’ base salary then in effect, payable in 12 monthly installments and either the continuation of his health benefits for 12 months or the payment by the company of his COBRA payments during the COBRA period. If Mr. Hickey terminated employment as a result of a change in control, but his duties had not been substantially reduced or negatively altered, he would have been entitled to a termination payment of 12 months’ base salary then in effect, payable in 12 monthly installments. If Mr. Hickey was terminated by us without cause and not associated with a change in control, he would have been entitled to a termination payment of six months’ base salary then in effect, payable in six monthly installments. We paid none of these termination benefits to Mr. Hickey in connection with his termination of employment as our Chief Marketing Officer. The employment agreement provided for benefits, including providing Mr. Hickey with health insurance. The employment agreement also contained confidentiality, noncompete and nonsolicitation covenants from Mr. Hickey. Mr. Hickey continues to serve as a consultant to the Company. Mr. Hickey’s continued service to the Company as a consultant constitutes employment for purposes of vesting and exercise of his restricted stock and stock options.

On December 20, 2007, we adopted the BUCA, Inc. Executive Severance Plan. The plan was adopted to comply with recent tax law changes and to provide common definitions and terms for severance among all executives. The plan is designed to provide severance benefits in the event of a participant’s involuntary termination of employment without cause or, if occurring within one year after a change in control, the employee’s termination without cause or for good reason as defined in the plan. The plan provides for severance payments equal to a certain number of months of the employee’s base salary, as established by the compensation committee of our board. The plan also provides for the payment of COBRA premiums on behalf of the participant for that period. In connection with payments relating to terminations other than for cause prior to a change in control, the plan also provides for the reduction in such payments by the amount of compensation received if the participant is hired by another employer (unless such compensation is less than a certain threshold amount).

Severance payments under the plan are conditioned on the employee’s entering into an agreement that contains covenants against competition and solicitation, as well as releasing us from all claims related to his or her employment. The plan also provides that if the board determines that a participant engaged in dishonest, disloyal, fraudulent, criminal or other wrongful activity during his or her employment that results in or is likely to result in a material loss or injury to our business, financial condition or reputation, the participant shall forfeit his or her rights to future payments under the plan, cease being eligible for welfare benefits under the plan and we shall have the right to recover any such amounts previously paid to the participant under the plan.

Messrs. Doolin and Hickey were not participants in the plan. The number of months of severance for Mr. Bettin under the plan is the greater of the number of full months remaining in his employment term or twelve.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning the value of outstanding equity awards held by the named executive officers at the end of fiscal 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exerciseable	Number of Securities Underlying Unexercised Options # Unexerciseable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Wallace B. Doolin	150,000	—	3.99	Oct. 13, 2014	140,000	(2)	133,000
	150,000	—	4.39	Oct. 13, 2014	—		—
	150,000	—	4.83	Oct. 13, 2014	—		—
	150,000	—	5.31	Oct. 13, 2014	—		—
	150,000	—	5.84	Oct. 13, 2014	—		—
John T. Bettin	40,000	160,000	5.38	Sept. 6, 2016	—		—
Stephen B. Hickey	60,000	40,000	6.10	Feb. 10, 2014	15,000	(3)	14,250
	15,000	—	5.48	July 20, 2015	—		—

(1)	Based on the closing sale price of our common stock of $0.95 per share at December 28, 2007, the last trading day of our 2007 fiscal year.
(2)	All shares will vest on December 31, 2009.
(3)	All shares will vest on July 21, 2008.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based compensation to attract and retain qualified directors to serve on our board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the company, their legal exposure as directors, as well as the level of skill we require of members of the board. Directors who are our employees do not receive additional compensation for serving on our board or board committees. Directors who are not our employees receive compensation for board service as follows:

Quarterly Retainer:	A quarterly retainer of $6,000 ($7,500 in case of Lead Director).

Attendance Fees:	A fee of $2,000 for each board or committee meeting attended if (1) such board committee meeting is not held on the same day as a board meeting and (2) the duration of the committee meeting is two hours or longer. Each non-employee director will receive a fee of $500 ($1,000 for the chair of a committee who presides over a committee meeting) for attending each committee meeting with a duration of less than two hours.

Stock Options:	An annual grant of stock options to purchase shares of our common stock, the amount of which are determined annually by the board. No such grant was made in fiscal 2007. Each new non-employee director first elected to the board receives a one-time grant of stock options to purchase 20,000 shares of our common stock.

The table below summarizes the compensation paid by the company to non-employee directors for fiscal 2007. Compensation information for Wallace B. Doolin, our former Chief Executive Officer, is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Sidney J. Feltenstein	$48,000	—	$48,000
James T. Stamas	44,500	—	44,500
John P. Whaley	52,500	—	52,500
Fritzi G. Woods	46,000	—	46,000
Paul J. Zepf	45,500	—	45,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2008 by:

•	each shareholder known by us to beneficially own more than five percent of our common stock,

•	each of our directors,

•	our executive officers named in the Summary Compensation Table above, and

•	all of our directors and executive officers as a group.

Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by the person.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
State of Wisconsin Investment Board (2)	3,017,200	14.3%
Heartland Advisors, Inc.(3)	2,963,134	14.0%
Prentice Capital Management, LP (4)	1,664,632	7.9%
Dimensional Fund Advisors, Inc. (5)	1,566,829	7.4%
AWM Investment Company, Inc. (6)	1,239,036	5.9%
Norwest Equity Partners V, L.P. (7)	1,294,818	6.1%
Sidney J. Feltenstein (8)	50,250	*
James T. Stamas (9)	27,000	*
John P. Whaley (7)	1,294,818	6.1%
Fritzi G. Woods (10)	27,000	*
Paul J. Zepf (11)	63,957	*
Wallace B. Doolin(12)	895,916	4.1%
John T. Bettin (13)	40,000	*
Stephen B. Hickey(14)	112,000	*
All directors and executive officers as a group (10 persons)	2,575,399	11.6%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes shares of common stock issuable pursuant to the exercise of stock options that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 21,122,730 shares of common stock outstanding as of March 1, 2008.
(2)	Based on a Schedule 13G filed with the SEC on February 8, 2008. The address of State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.
(3)

Based on a Schedule 13G filed with the SEC on February 8, 2008. These securities may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 by (1) Heartland Advisors, Inc. by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time; and (2) William J. Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc. Heartland Advisors, Inc. has shared voting power and shared investment power with respect to 2,963,134 shares of common stock. Each of Heartland Advisors, Inc. and Mr. Nasgovitz specifically disclaims beneficial ownership of any shares reported on the schedule. The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202.

(4)

Based on a Schedule 13G filed with the SEC on February 14, 2008. Prentice Capital Management, LP has shared voting power and shared investment power with respect to 1,664.632 shares of common stock. Prentice Capital Management, LP serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners GP, LP, Prentice Capital Offshore, Ltd., Prentice Special Opportunities Offshore, Ltd. And Prentice Special Opportunities Master, L.P.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the shares reported. Michael Zimmerman is the managing member of (1) Prentice Management GP, LLC, the general partner of Prentice Capital Management, (2) Prentice Capital GP, LLC, the general partner of certain investment funds and (c) Prentice Capital GP II, LLC, the managing member of Prentice Capital GP II, LP, which is the general partner of certain investment funds. As such, he may be deemed to control Prentice Capital Management and certain of the investment funds and therefore may be deemed to be the beneficial owner of the securities reported above. Each of Mr. Zimmerman and Prentice Capital Management disclaims beneficial ownership of all of the Shares reported in the schedule. The address of Prentice Capital Management, LP is 623 Fifth Avenue, 32nd Floor, New York, NY 10022.

(5)	Based on a Schedule 13G filed with the SEC on February 6, 2008. Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the company that are owned by the Funds and may be deemed to be the beneficial owner of the shares of the company held by the Funds. However, all securities reported on the schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(6)	Based on a Schedule 13G filed on February 13, 2008 by Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”), who are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Special Situations Cayman Fund, L.P. (“Cayman”). AWM also serves as the general partner of MGP Advisers Limited Partnership (“MGP”), the general partner of and investment adviser to Special Situations Fund III, L.P. (“SSF3”) and Special Situations Fund III QP, L.P. (“SSFQP”). Marxe and Greenhouse are also members of M.G. Advisers L.L.C. (“MG”), the general partner of and investment adviser to Special Situations Private Equity Fund, L.P. (“SSPE”). Marxe and Greenhouse have shared voting power and shared dispositive power with respect to 1,239,036 shares of common stock. This amount includes 256,089 shares of common stock owned by Cayman, 54,903 shares of common stock owned by SSF3, 705,782 shares owned by SSFQP and 222,262 shares owned by SSPE. The address of AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, NY 10022.
(7)	Includes (1) options for the purchase of 40,915 shares of common stock exercisable within 60 days granted to John P. Whaley; (2) 14,565 shares of common stock held by Whaley Family LP; (3) 413,232 shares of common stock beneficially owned by Norwest Equity Partners V, L.P.; (4) 273,000 shares of common stock beneficially owned by Norwest Equity Partners, VI, LP; and (5) 546,000 shares of common stock beneficially owned by Norwest Equity Partners, VII, LP. Mr. Whaley is a managing administrative partner of each of Itasca Partners V, LLP, the general partner of Norwest Equity Partners V, L.P.; Itasca LBO Partners VI, LLP, the general partner of Norwest Equity Partners VI, LP; and Itasca LBO Partners VII, LLP, the general partner of Norwest Equity Partners VII, LP. By virtue of his positions with each of these entities, Mr. Whaley may be deemed to beneficially own the securities held by such entities. Mr. Whaley disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest. The address of Norwest Equity Partners V, L.P. is 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.
(8)	Includes options for the purchase of 30,250 shares of common stock exercisable within 60 days granted to Mr. Feltenstein.
(9)	Consists of options for the purchase of 27,000 shares of common stock exercisable within 60 days granted to Mr. Stamas.
(10)	Consists of options for the purchase of 27,000 shares of common stock exercisable within 60 days granted to Ms. Woods.
(11)	Includes options for the purchase of 41,083 shares of common stock exercisable within 60 days granted to Mr. Zepf. Of such amount, Mr. Zepf disclaims beneficial ownership of options to purchase 5,833 shares of common stock; these options are beneficially owned by Centre Partners Management LLC.
(12)	Includes options for the purchase of 750,000 shares of common stock exercisable within 60 days granted to Mr. Doolin and 140,000 shares of restricted stock, which shares vest and the related restrictions expire on December 31, 2009. Mr. Doolin ceased being an executive officer on January 31, 2008.

(13)	Consists of options for the purchase of 40,000 shares of common stock exercisable within 60 days granted to Mr. Bettin.
(14)	Includes 1,000 shares owned by Mr. Hickey’s wife, 15,000 shares of restricted common stock, which shares vest and the related restrictions expire on July 21, 2008, and options for the purchase of 95,000 shares of common stock exercisable within 60 days granted to Mr. Hickey. Mr. Hickey ceased being an executive officer on January 31, 2008.

Equity Compensation Plan Information

The following table provides information as of December 30, 2007 for our compensation plans under which equity securities may be issued:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,982,166	(1)	$5.67	1,549,098	(2)
Equity Compensation Plans Not Approved by Security Holders	154,550		11.09	108,410

Total	2,136,716		$6.06	1,657,508

(1)

Includes 1,638,834 shares of common stock subject to issued but unexercised options under our 1996 Stock Incentive Plan; 1,332 shares of common stock subject to issued but unexercised options under our Stock Option Plan for Non-Employee Directors; and 342,000 shares subject to issued but unexercised options under our BUCA, Inc. 2006 Omnibus Stock Plan.

(2)

Includes 1,404,668 of shares of common stock available for issuance under our BUCA, Inc. 2006 Omnibus Stock Plan and 144,430 shares available for issuance under our BUCA, Inc. Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our board has determined that each of Messrs. Stamas, Zepf, Whaley and Feltenstein and Ms. Woods is independent as that term is defined under the applicable independence listing standards of the Nasdaq Stock Market. Accordingly, a majority of our board is independent. In determining that Ms. Woods is independent, our board considered restaurant equipment purchases we have made from her employer in the ordinary course of business.

Item 14.	Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us by Grant Thornton LLP for services rendered during the fiscal years ended December 30, 2007 and December 31, 2006:

Description of Fees	Fiscal 2007 Amount	Fiscal 2006 Amount
Audit Fees (1)	$548,600	$571,080
Audit-Related Fees (2)	24,071	—
Tax Fees (3)	56,290	16,379
All Other Fees	—	—

Total	$628,961	$587,459

(1)	Includes fees for the audits of our fiscal 2006 and fiscal 2007 financial statements and internal controls over financial reporting and reviews of the related quarterly financial statements. Grant Thornton assumed this role in August 2006.
(2)	Includes fees for certain statutory audits in connection with our 401(k) and Employee Stock Ownership Plans and consultation on accounting matters.
(3)	Includes fees for tax return preparation, state and federal tax planning and state sales tax matters.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Amended and Restated By-Laws of the Registrant. (2)
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)
4.1	Specimen of Common Stock certificate. (4)
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(5)
10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(6)
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *(7)
10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(8)
10.5	Stock Option Plan for Non-Employee Directors. *(9)
10.6	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (10).
10.7	BUCA, Inc. Employee Stock Purchase Plan. *(11)
10.8	BUCA, Inc. Amended Employee Stock Purchase Plan. * (12)
10.9	2006 Omnibus Stock Plan of BUCA, Inc. * (13)
10.10	Form of Restricted Stock Agreement for the 2006 Omnibus Stock Plan of the Registrant. * (14)
10.11	Amended and Restated Employment Agreement, dated as of June 28, 2007, by and between BUCA, Inc. and Wallace B. Doolin. *(15)
10.12	Employment Agreement, dated as of December 20, 2007, by and between the Registrant and Richard G. Erstad. *(16)
10.13	Employment Agreement, dated as of December 20, 2007, by and between the Registrant and John T. Bettin. * (17)
10.14	Second Amended and Restated Employment Agreement, dated as of December 5, 2006 between the Registrant and Steven B. Hickey. *(18)
10.15	Restricted Stock Agreement dated as of June 28, 2007, by and between BUCA, Inc. and Wallace B. Doolin. * (19)
10.16	Employment Agreement, dated as of December 20, 2007, by and between BUCA, Inc. and Dennis Goetz. * (20)
10.17	Separation Agreement, dated January 8, 2008, by and between BUCA, Inc. and Wallace B. Doolin. * (21)
10.18	BUCA, Inc. Executive Severance Plan. * (22)
10.19	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (23)
10.20	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (24)

10.21	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (25)
10.22	Amendment Number Three to Credit Agreement, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (26)
10.23	Amendment Number Four to Credit Agreement, dated as of November 30, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (27)
10.24	Amendment Number Five to Credit Agreement, dated as of March 22, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (28)
10.25	Amendment Number Six to Credit Agreement, dated as of August 11, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (29)
10.26	Amendment Number Seven to Credit Agreement, dated as of October 1, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (30)
10.27	Amendment Number Eight to Credit Agreement, dated as of March 8, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (31)
10.28	Waiver dated as of May 4, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (32)
10.29	Amendment Number Ten to Credit Agreement and Waiver, dated as of August 6, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (33)
10.30	Amendment Number Eleven to Credit Agreement and Waiver, dated as of November 2, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (34)
10.31	Amendment Number Twelve to Credit Agreement and Waiver, dated as of March 10, 2008, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent.
10.32	Consent of Defendant BUCA, Inc. (35)
10.33	Final Judgment as to Defendant BUCA, Inc. (36)
10.34	Form of Stock Appreciation Unit Agreement * (37)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.

(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 25, 2006.
(13)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2006.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 31, 2006.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2007.
(16)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2006.
(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2007.
(20)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 8, 2008.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 15, 2005.
(26)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2005.
(27)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(28)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006
(30)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006
(31)	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(32)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2007
(33)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2007
(34)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007
(35)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2007.

(36)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2007.
(37)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2008.

BUCA, INC.

By	/s/ John T. Bettin
John T. Bettin
Chief Executive Officer and President

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints John T. Bettin and Dennis J. Goetz, and each of them, his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on 10-K for the fiscal year ended December 30, 2007 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2008.

/s/ John T. Bettin
John T. Bettin
Chief Executive Officer and President (Principal Executive Officer)

/s/ Dennis J. Goetz
Dennis J. Goetz
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Wallace B. Doolin
Wallace B. Doolin
Chairman of the Board of Directors

/s/ PAUL J. ZEPF
Paul J. Zepf,
Director

/s/ SIDNEY J. FELTENSTEIN
Sidney J. Feltenstein,
Director

/s/ JOHN P. WHALEY
John P. Whaley,
Director

/s/ JAMES T. STAMAS
James T. Stamas,
Director

/s/ FRITZI P. WOODS
Fritzi P. Woods,
Director

BUCA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BUCA, Inc.

We have audited the accompanying consolidated balance sheets of BUCA, Inc. (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BUCA, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 11, 2008

BUCA, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$1,070	$1,567
Accounts receivable	4,260	4,864
Inventories	6,084	6,279
Prepaid expenses and other	4,470	4,468

Total current assets	15,884	17,178

PROPERTY AND EQUIPMENT, net	98,327	112,189
NOTE RECEIVABLE	—	3,567
OTHER ASSETS	3,186	4,469

	$117,397	$137,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,634	$10,755
Unredeemed gift card liabilities	3,738	4,031
Accrued payroll and benefits	7,483	8,806
Accrued sales, property and income tax	3,897	3,678
Other accrued expenses	4,876	3,495
Current maturities of long-term debt and capital leases	296	193
Current liabilities of discontinued operations and assets held for sale	—	257

Total current liabilities	26,924	31,215

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	15,993	16,278
DEFERRED RENT	18,002	18,853
OTHER LIABILITIES	3,962	4,037

Total liabilities	64,881	70,383

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 21,088,651 and 20,926,556 shares issued and outstanding, respectively	211	209
Additional paid-in capital	172,903	171,430
Accumulated deficit	(119,678)	(103,503)
Notes receivable from employee shareholders	(920)	(1,116)

Total shareholders’ equity	52,516	67,020

	$117,397	$137,403

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Fiscal Year Ended
	December 30, 2007	December 31, 2006
Restaurant sales	$245,552	$253,813
Restaurant costs:
Product	60,659	63,307
Labor	83,796	83,771
Direct and occupancy	75,794	74,884
Depreciation and amortization	11,462	12,224
Loss on disposal of assets	1,702	559

Total restaurant costs	233,413	234,745

General and administrative expenses	20,934	20,635
Loss on impairment of long-lived assets	5,051	282
Lease termination charges	(3)	—

Operating loss	(13,843)	(1,849)

Interest income	427	221
Interest expense	(2,551)	(2,933)

Loss before income taxes	(15,967)	(4,561)
Income taxes	—	—

Net loss from continuing operations	(15,967)	(4,561)
Net (loss) income from discontinued operations	(208)	953

Net loss	$(16,175)	$(3,608)

Net loss from continuing operations per share—basic and diluted	$(0.78)	$(0.23)
Net (loss) income from discontinued operations per share—basic and diluted	$(0.01)	$0.05

Net loss per share—basic and diluted	$(0.79)	$(0.18)

Weighted average common shares outstanding—basic and diluted	20,451,954	20,494,007

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended December 30, 2007 and December 31, 2006

(in thousands)

	Common Stock		Additional paid-in	Unearned	Accumulated	Notes receivable from	Total shareholders’
	Shares	Amount	capital	compensation	deficit	shareholders	equity
Balance at December 25, 2005	20,470	$205	$170,686	$(1,151)	$(99,895)	$(805)	$69,040
Exercise of common stock options	7	—	30	—	—	—	30
Issuance of common stock	169	1	886	—	—	(846)	41
Repurchase of common stock from shareholders	(55)	—	(265)	—	—	254	(11)
Collections on notes receivable from shareholders	—	—	—	—	—	281	281
Common stock issued under employee stock purchase plan	46	—	237	—	—	—	237
Reclassification due to adoption of SFAS 123(R)	—	—	(1,151)	1,151	—	—	—
Issuance of restricted stock	290	3	(3)	—	—	—	—
Share-based compensation	—	—	1,010	—	—	—	1,010
Net loss	—	—	—	—	(3,608)	—	(3,608)

Balance at December 31, 2006	20,927	$209	$171,430	$—	$(103,503)	$(1,116)	$67,020

Issuance of common stock	88	—	355	—	—	(355)	—
Repurchase of common stock from shareholders	(57)	—	(201)	—	—	280	79
Collections on notes receivable from shareholders	—	—	—	—	—	271	271
Common stock issued under employee stock purchase plan	68	—	200	—	—	—	200
Issuance of restricted stock	63	2	(2)	—	—	—	—
Share-based compensation	—	—	1,121	—	—	—	1,121
Net loss	—	—	—	—	(16,175)	—	(16,175)

Balance at December 30, 2007	21,089	$211	$172,903	$—	$(119,678)	$(920)	$52,516

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 30, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,175)	$(3,608)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,462	12,224
Share-based compensation	1,121	1,010
Loss on disposal of assets	1,702	559
Loss on impairment of long-lived assets	5,051	685
Gain on sale of Vinny T’s of Boston	—	(256)
Deferred rent	(751)	(83)
Amortization of loan acquisition costs	418	424
Other non cash gains (losses)	(86)	14
Change in assets and liabilities:
Accounts receivable	356	(1,060)
Inventories	195	149
Prepaid expenses and other	(2)	(2,136)
Accounts payable	(4,328)	(1,636)
Accrued expenses	(1,516)	(3,382)
Other	83	(94)

Net cash (used in) provided by operating activities	(2,470)	2,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,628)	(3,480)
Proceeds from sale of Vinny T’s of Boston	3,927	2,634
Proceeds from sale of property and equipment	5	7

Net cash provided by (used in) investing activities	304	(839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	25,136	21,346
Payments for line of credit borrowings	(25,136)	(21,346)
Principal payments on long-term debt	(182)	(2,281)
Proceeds from sale-leaseback	1,505	—
Financing costs	(125)	(100)
Repurchase of common stock	—	(33)
Collection on notes receivable from shareholders	271	281
Net proceeds from issuance of common stock	200	308

Net cash provided by (used in) financing activities	1,669	(1,825)

Net change in cash	(497)	146
Cash at the beginning of period	1,567	1,421

Cash at the end of period	$1,070	$1,567

See notes to Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended December 30, 2007 and

December 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

BUCA, Inc. and Subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At December 30, 2007, our 90 Buca di Beppo restaurants were located in 25 states and the District of Columbia.

As described in Note 2, Discontinued Operations and Assets Held for Sale, we have reclassified Vinny T’s of Boston and three Buca di Beppo closed restaurants’ financial results as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We recorded net losses of $16.2 million in fiscal 2007 and $3.6 million in fiscal 2006 and had an accumulated deficit of $119.7 million as of December 30, 2007. Our net cash flows from operating activities has declined to a $2.5 million use of cash in fiscal year 2007 from cash flows provided by operating activities of $2.8 million in fiscal 2006. As of March 10, 2008, we had outstanding borrowings of approximately $1.8 million under our revolving credit facility and our availability under the revolving credit facility was approximately $3.1 million. Our credit agreement contains restrictive covenants and requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lender, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities.

In addition, failure to maintain the covenants required by our credit agreement could result in acceleration of the indebtedness under the credit facility. In fiscal 2007, we were in violation of certain covenants under the credit agreement, which covenants were subsequently amended and the non-compliance waived by the lender. Our inability in the future to comply with the covenant requirements under the credit agreement or to obtain a waiver of any violations could impair our liquidity and limit our ability to operate.

Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements through the end of fiscal 2008. Additionally, the proceeds from a potential sale-leaseback transaction would permit us, if necessary, to repay indebtedness under the credit agreement. There can be, however, no assurances regarding these beliefs. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on us.

Fiscal Periods

We utilize a 52 or 53 week fiscal year ending on the last Sunday of December for financial reporting purposes. The fiscal year ended December 30, 2007 was a 52 week year. The fiscal year ended December 31, 2006 was a 53 week year.

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

Fair Value of Financial Instruments

At December 30, 2007 and December 31, 2006, the fair values of cash, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of debt approximates its carrying value based upon current rates available to us.

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

Revenue Recognition

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. We present revenues net of sales taxes. Direct mail coupons and other in-restaurant promotions are recognized at the point of sale as a direct reduction of revenue. Revenues from our gift cards (also known as stored value cards) are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, outstanding balances on such cards are recorded as unredeemed gift card liabilities on our accompanying consolidated balance sheets. In addition, we recognize gift card breakage once customer redemption is considered remote.

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

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our assessment of our ability to successfully negotiate early terminations of our lease agreements with our landlords or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $7.6 million and $7.8 million for fiscal years 2007 and 2006, respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each reporting date based on enacted tax laws and applicable statutory tax rates. A valuation allowance was recorded at December 30, 2007 and December 31, 2006 against net deferred tax assets to reduce net deferred tax assets to zero as it was deemed more likely than not that they would not be realized in the future.

We have capital loss carry forwards of $5.0 million, that will begin to expire in 2011, federal general business credits of approximately $4.5 million that will begin to expire in 2008 and net operating loss carry forwards of $19.4 million that will begin to expire in 2023, if not used. We also have net state operating loss carry forwards of approximately $3.7 million, which, if not used, will begin to expire in 2014.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. We adopted the provisions of FIN 48 as of January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods.

The total amount of unrecognized tax benefits and related penalties and interest is not material as of December 30, 2007. Therefore no amounts related to uncertain tax positions, penalties or interest have been recorded on the financial statements.

Share-Based Compensation

We account for our share-based compensation plans under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), expense for the unvested portion of previously granted awards outstanding on December 26, 2005, and compensation for the discount eligible employees receive as part of the Employee Stock Purchase Plan (ESPP).

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 15 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). Our decision to use historical volatility was based upon the lack of actively traded options on our common stock. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2006 and fiscal 2007. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

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

In accordance with FIN 47, liabilities for legal obligations stemming from the eventual retirement of tangible long-lived assets (leasehold improvements) were recorded at fair value as of December 25, 2005, with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-live assets. The primary long-lived assets impacted by this adoption are restaurant leasehold improvements.

Asset retirement obligation December 31, 2006	606
Accretion expense	57

Asset retirement obligation December 30, 2007	$663

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This issue did not impact the method for presenting these sales taxes in our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which changes the accounting and reporting for minority interests, which will be characterized as noncontrolling interests and classified as a component of an entity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on our financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently uses the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

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

There were current liabilities of $0.3 million as of December 31, 2006 and there were no assets or liabilities classified as discontinued operations as of December 30, 2007.

We closed three Buca di Beppo restaurants in November 2005. We reached agreement with the landlords of two of the restaurants to terminate the leases and have reached an agreement to sublease one of the properties. The fair value of these liabilities were estimated in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This required us to either negotiate a settlement with the landlord or estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the properties.

Discontinued operations’ remaining liabilities are as follows (in thousands):

Accrued exit costs at December 25, 2005	$400
Expenses accrued	130
Payments	(273)

Accrued exit costs at December 31, 2006	$257
Expenses accrued	147
Payments	(404)

Accrued exit costs at December 30, 2007	$—

Discontinued operations’ financial results consisted of (in thousands):

	Fiscal 2007	Fiscal 2006
Restaurant sales	$—	$22,950
Restaurant costs	66	21,819
Loss on impairment of long-lived assets (1)	—	147
Lease termination costs and other	142	31

Net (loss) income from discontinued operations	$(208)	$953

(1)	In fiscal 2006 we recorded a $0.1 million loss on the impairment of long-lived assets (net of the gain on sale) related to Vinny T’s of Boston restaurants.

3.	LOSS ON IMPAIRMENT AND SALE OF LONG-LIVED ASSETS

In fiscal 2007, we recorded a loss on the impairment of long-lived assets of $5.1 million primarily related to a $4.0 million write-down of three of our restaurants, a $0.6 million write-down of intangible assets, a $0.3 write down of liquor license assets and $0.2 million loss on the impairment of long-lived asset additions in restaurants that have been fully impaired. In fiscal 2006, we recorded a $0.3 million loss on the impairment of long-lived assets primarily related to asset additions in restaurants that have been fully impaired in accordance with SFAS 144.

4.	INVENTORIES

Inventories consisted of (in thousands):

	December 30, 2007	December 31, 2006
Food	$1,185	$1,197
Beverage	1,067	1,126
Supplies	3,832	3,956

Total inventories	$6,084	$6,279

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

	December 30, 2007	December 31, 2006
Buildings and leasehold improvements	$114,763	$120,148
Furniture, fixtures and equipment	65,051	65,067
Land	1,419	2,596

	181,233	187,811
Accumulated depreciation and amortization	(82,906)	(75,622)

Property and equipment, net	$98,327	$112,189

The property and equipment balances include gross capitalized lease assets of $15.7 million for each of fiscal 2007 and 2006. The accumulated amortization balances for fiscal 2007 and 2006 include amortization of capitalized lease assets of $1.8 million and $1.0 million, respectively.

We capitalize interest during the construction period prior to the opening of a new restaurant or during the implementation of capitalized software. We capitalized approximately $23,000 and $30,000 in fiscal 2007 and 2006, respectively, of interest expense related to software implementations. The capitalized interest is depreciated over the life of the related assets.

Repair and maintenance expenses for fiscal 2007 and 2006 were approximately $9.6 million and $8.7 million, respectively.

6.	OTHER ASSETS

Other assets, net of accumulated amortization, consisted of (in thousands):

	December 30, 2007	December 31, 2006
Liquor licenses	$1,505	$1,811
Loan acquisition costs	864	1,157
Escrow deposits	817	877
Trademarks	—	624

Total other assets	$3,186	$4,469

Accumulated amortization for loan acquisition costs was approximately $1.4 million at December 30, 2007 and $0.9 at December 31, 2006.

Liquor licenses and trademarks are non-amortizing intangible assets with indefinite lives.

7.	OTHER ACCRUED EXPENSES

Accrued expenses consisted of (in thousands):

	December 30, 2007	December 31, 2006
Accrued legal settlements	$—	$102
Accrued utilities	837	888
Accrued common area maintenance and percentage rent	216	210
Accrued credit card fees	602	360
Accrued interest	40	62
Other accrued expenses	3,181	1,873

Total other accrued expenses	$4,876	$3,495

8.	OTHER LIABILITIES

Other liabilities consisted of (in thousands):

	December 30, 2007	December 31, 2006
Deferred gain on sale and leaseback of property (1)	$2,378	$2,531
Long-term gift card liability	869	866
Asset retirement obligation	663	606
Other	52	34

Total other liabilities	$3,962	$4,037

(1)	In 2005, we recorded a deferred gain of $0.6 million on the sale and leaseback of a restaurant. In 2003, we recorded a $2.0 million deferred gain on the sale and leaseback of a restaurant. These deferred gains are being recognized over the remainder of the 20-year initial operating lease term.

9.	CREDIT FACILITY

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

On September 24, 2006, we completed the sale of Vinny T’s of Boston restaurants to Bertucci’s at a sale price of $6.8 million; of which $3.0 million was paid in cash at the closing and $3.8 million was paid through a promissory note issued at closing. The net proceeds from the sale of Vinny T’s of Boston were used to prepay, in its entirety, the outstanding term loan A facility with Wells Fargo Foothill and pay down a portion of our outstanding indebtedness under the Wells Fargo Foothill revolving credit facility. The promissory note was set to mature on June 15, 2008 or earlier upon the occurrence of certain other events, including a change in control of Bertucci’s or the repayment or refinancing of Bertucci’s outstanding senior notes. Bertucci’s prepaid the note on July 17, 2007; as a result, we received $3.9 million in full payment of the note which was applied against our outstanding borrowings under the revolving credit facility.

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lenders agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000. As of April 1, 2007, July 1, 2007 and September 30, 2007, we were in default of the financial covenant regarding minimum EBITDA. As of December 30, 2007, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage. As a result, we negotiated and received waivers in each of May 2007, August 2007, November 2007 and March 2008. In exchange for the waivers, we paid our lender a waiver fee of $25,000 in May 2007, $50,000 in August 2007, $75,000 in November 2007 and $150,000 in March 2008.

The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was the Wells Fargo reference rate plus 2.00 percentage points which was 9.25% on December 30, 2007 and 10.75% on December 31, 2006. Under the credit facility, our annual capital expenditures are limited to $13 million and the agreement includes covenants that place restrictions on sales of properties, transactions with affiliates, incurring additional debt, our ability to sign leases for new restaurants and require maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. As of March 10, 2008, we had outstanding borrowings of approximately $1.8 million under our revolving credit facility and our availability under the revolving credit facility was approximately $3.1 million.

10.	LONG-TERM DEBT AND CAPITALIZED LEASES

Long-term debt and capital leases consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Note payable in monthly installments, including interest at 12.0%, maturing September 2014, collateralized by leasehold improvements	$331	$358
Note payable in semi-annual installments, including interest at 10.0%, maturing October 2011, collateralized by leasehold improvements	143	172
Note payable in monthly installments, including interest at 10.0%, maturing March 2014, collateralized by leasehold improvements	178	197
Capitalized leases payable in monthly installments, through September 2025	15,637	15,744

Total	16,289	16,471
Current maturities	296	193

Total long-term maturities	$15,993	$16,278

The future maturities of long-term debt principal payments, including capital leases, are as follows (in thousands):

2008	$296
2009	378
2010	455
2011	514
2012	547
Thereafter	14,099

$16,289

11.	COMMITMENTS AND CONTINGENCIES

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

Straight-line minimum and contingent rent expense for all operating leases was as follows (in thousands):

	Fiscal 2007	Fiscal 2006
Straight-line minimum rent	$15,542	$15,463
Contingent rent	8	177

Total rent expense	$15,550	$15,640

Approximate future minimum lease obligations, excluding percentage (contingent) rents, at December 30, 2007 are as follows (in thousands):

2008	$15,599
2009	15,705
2010	15,866
2011	15,945
2012	15,979
Thereafter	161,423

Total future minimum base rents	$240,517

Letters of Credit—As credit guarantees to insurers, we are contingently liable under standby letters of credit issued under our credit facility. As of December 30, 2007, we had $3.6 million of standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

Litigation— In February 2005, we announced that the SEC had informed us that it has issued a formal order of investigation to determine whether there have been violations of the federal securities laws. On September 28, 2007, we announced that the SEC simultaneously commenced and settled with us a lawsuit alleging violations of federal securities laws. The lawsuit and settlement relate to the SEC Enforcement Division’s investigation of certain accounting practices and other actions by former BUCA officials. Pursuant to the terms of the Consent and Final Judgment filed with the court for its approval, we agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. We were not required to pay any monetary fine in connection with the settlement.

Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Second Complaint, which was granted on August 30, 2007. Judgment was entered against the plaintiffs. Plaintiffs filed an appeal to the United States Court of Appeals for the Eighth Circuit. On January 8, 2008, we announced that we had reached a tentative agreement to settle the suit. The tentative agreement, which is still subject to final agreement and to approval by the court, would settle the suit on a class-wide basis in exchange for payment of $1.6 million, which would be paid by our insurance carrier. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In January 2008, one of our former hourly employees filed a purported class action suit against us in the Los Angeles County Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to provide meal breaks, failure to provide accurate wage statements, failure to ensure that paychecks can be cashed without discount, failure to pay wages at termination, negligent misrepresentation, and unfair business practices. As part of the lawsuit, the plaintiff seeks to collect certain civil penalties that could separately be assessed by the California Labor & Workforce Development Agency (“Agency”). To do so, the plaintiff must first notify the Agency of the claimed Labor Code violations and provide the Agency with an opportunity to investigate the violations and issue citations, if any. On February 28, 2008, the Agency notified the parties of its intent to investigate the violations claimed by plaintiff. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. Lawsuits such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are subject to certain legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

12.	INCOME TAXES

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2004 through 2006 are subject to examination by the Internal Revenue Service. The total amount of unrecognized tax benefits and related penalties and interest is not material as of December 30, 2007. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The provision for income taxes consisted of the following (in thousands):

	Fiscal 2007	Fiscal 2006
Current: Federal	$—	$—
State	—	—
Deferred: Federal	—	—
State	—	—

Provision for income taxes	$—	$—

The following is a reconciliation between the U. S. federal statutory rate and the effective tax rate:

	Fiscal 2007	Fiscal 2006
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.5	3.3
Permanent differences	(0.5)	(2.2)
Valuation allowance	(32.2)	(20.8)
Change in state rate of deferred	(0.1)	1.7
Other	(4.7)	(16.0)

Effective tax rate	0%	0%

The income tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2007	December 31, 2006
Assets:
Net operating loss carry forwards and tax credits	$32,504	$26,854
Property and equipment	8,868	7,276
Deferred rent	3,901	4,123
Insurance reserves	1,094	962
Litigation reserve	—	38
Other	1,708	1,138
Valuation allowance	(46,640)	(38,915)

	1,435	1,476

Liabilities:
Inventory	1,435	1,476

	1,435	1,476

Net deferred tax asset:	$—	$—

13.	NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Fiscal 2007	Fiscal 2006
Numerator:
Basic and diluted net loss from continuing operations	$(15,967)	$(4,561)
Denominator:
Weighted average common shares outstanding—basic	20,451,954	20,494,007
Effect of dilutive securities:
Stock options	—	—

Weighted average common shares outstanding—basic and diluted	20,451,954	20,494,007
Basic and diluted net loss from continuing operations per common share	$(0.78)	$(0.23)

Diluted loss from continuing operations per common share excludes 2.1 million stock options at a weighted average exercise price of $6.14 in fiscal 2007 and 1.3 million stock options at a weighted average exercise price of $7.15 in fiscal 2006 due to their anti-dilutive effect.

14.	EMPLOYEE BENEFIT PLANS

Employees who are age 21 or older and work 500 hours during their first six months of service are eligible to participate in our 401(k) Plan. If an employee does not work 500 hours in their first six months of service, they must then work 1,000 hours during a plan year and will become participants on the first day of the next plan year. Under the provisions of the plan, we may, at our discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. We made no contributions to the plan during fiscal 2007 or 2006.

Our employee stock purchase plan enables eligible employees to purchase our common stock at 85% of its fair market value on either the first or last day of the purchasing month. Eligible employees are required to have worked with us for at least one year and to have averaged 20 hours per week during the prior year. Shares were issued as follows:

	2007	2006
Shares purchased	68,037	45,797
Share high	$4.82	$4.81
Share low	$0.99	$3.83

In 2004, we established a Phantom Stock Plan as a performance incentive program for key restaurant management personnel. The plan gives such managers the right to receive a cash payment equal to the value of a specified number of shares provided such manager remained our employee until at least December 31, 2005. After that date, but not later than December 31, 2007, each such manager can request a payment from the company that is equal to the number of shares times the weighted average of the closing prices of our stock during the full calendar month preceding the month in which such payment is requested. We retain the right to offset any amounts due to us from the manager, prior to issuing any payment under the plan. As of December 30, 2007, there was a total of 6,850 units or share equivalents that remained outstanding. The amount accrued as of the end of fiscal 2007 was $6,782 related to this plan.

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

In June 2007, the compensation committee of our Board of Directors granted to Mr. Doolin 140,000 shares of restricted stock under the 2006 Omibus Stock Plan, as amended. All such shares of restricted common stock vest and the related restrictions expire on December 31, 2009. However, the restricted shares will vest immediately upon the earliest to occur of the executive’s death or disability or a Fundamental Change (as defined in the related agreement) of the company. If the executive’s employment is terminated for any reason (other than death, disability, position elimination or a Fundamental Change) prior to vesting, the restricted shares will be forfeited. We are accounting for these restricted stock grants in accordance with SFAS 123(R).

15.	STOCK-BASED COMPENSATION

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

We account for our share-based compensation plans under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), expense for the unvested portion of previously granted awards outstanding on December 26, 2005, and compensation for the discount eligible employees receive as part of the ESPP. We recognize compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. Total share-based compensation included in general and administrative expense in our Consolidated Statement of Operations for fiscal 2007 was $1.2 million compared to $1.0 million in fiscal 2006.

A summary of the status of our stock options is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant	Aggregate Intrinsic Value
Outstanding, December 25, 2005	2,151,495	6.64	3.99-21.75	231,443
Granted	390,224	5.45	4.85-6.54
Exercised	(6,767)	4.49	4.44-4.70		$5,323
Terminated	(345,018)	8.10	4.31-15.88

Outstanding, December 31, 2006	2,189,934	$6.22	$3.99-21.75	1,708,244

Granted	116,000	3.82	2.07-5.86
Exercised	—	—	—
Terminated	(159,550)	6.85	4.06-21.75
Expired	(9,668)	5.98	5.63-6.75

Outstanding, December 30, 2007	2,136,716	$6.06	2.07-16.63	1,513,078

Exercisable, December 30, 2007	1,625,949	$6.30	$3.99-16.63

Information regarding options outstanding and exercisable at December 30, 2007 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.07 - 5.00	577,000	7.23	$4.31	$—	475,900	$4.42	$—
5.01 - 8.00	1,345,432	6.68	5.89	—	935,765	5.97	—
8.01 - 11.00	47,850	2.52	10.42	—	47,850	10.42	—
11.01 - 15.00	153,434	2.72	11.99	—	153,434	11.99	—
15.01 - 16.63	13,000	3.40	15.59	—	13,000	15.59	—

$2.07 - 16.63	2,136,716	6.43	$6.06	$—	1,625,949	$6.30	$—

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeitures estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2007	2006
Expected volatility (1)	50.4%	55.5%
Expected dividends	None	None
Risk-free interest rate (2)	4.7%	4.6%
Expected term (in years) (3)	6.0 - 7.5	5.0 - 7.5
Weighted average grant date fair value	$2.18	$3.22

(1)	Expected stock price volatility is based on historical market price data.

(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term.

There were no stock options exercised in fiscal 2007 and net cash proceeds from the exercise of stock options were approximately $30,000 for fiscal 2006. The total fair value of shares vested during fiscal years 2007 and 2006 was approximately $0.4 million and $0.6 million, respectively.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. Upon adoption of SFAS 123(R), we reclassified unearned compensation within shareholders’ equity to additional paid-in-capital. A summary of the status of our restricted share awards as of December 30, 2007 is as follows:

Restricted Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 25, 2005	244,000	$5.48
Granted	309,359	5.42
Vested	—
Forfeited or expired	(19,600)	5.52

Outstanding, December 31, 2006	533,759	5.44
Granted	148,566	3.59
Vested	(21,167)	5.48
Forfeited or expired	(85,750)	5.45

Outstanding, December 30, 2007	575,408	$4.96

As of December 30, 2007, there was approximately $2.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.4 years.

Paisano Partner Program—Under our Paisano Partner and Chef Partner programs, the restaurant management team is paid based on the results and profits of its restaurant on a monthly, quarterly and annual basis. Historically, Paisano Partners and Chef Partners also received stock options and Paisano Partners were required to purchase either $10,000 or $20,000 of our common stock at fair market value while Chef Partners were required to purchase $5,000 of our common stock at fair market value at the time of employment in the position. We suspended the stock purchase portions of the programs in late 2007 pending the results of our exploration of strategic alternatives. The Partner programs strive to motivate our restaurant general managers, whom we refer to as Paisano Partners, and kitchen managers, whom we refer to as Chef Partners, to act as partners in the overall success of the company. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initiation of bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. We record the equity issuance as an increase to shareholder’s equity. If a Partner chooses to fund the purchase of the equity investment through a loan from us, we record a note receivable from shareholders. Because the loan is made against an equity issuance of our stock, we record the remaining principal due on the loan as a reduction to shareholder’s equity. When a Partner makes a loan payment, we record interest income on, and a reduction in the principal balance of, the loan in accordance with the amortization schedule for the loan. All loans to Partners are made at an 8% fixed interest rate and are primarily collected through automatic payroll deductions. In the case of termination of employment of a Partner within five years after the purchase date of the equity interest, we either (1) continue to collect payments on the loan in accordance with its terms or (2) exercise our option to buy-out the Paisano Partner’s entire equity interest purchased under the Partner program at the purchase price of the equity interest paid by the Partner and reduce our note receivable due from employee shareholders accordingly. The notes receivable balances related to stock purchases by Paisano Partners and Chef Partners were approximately $920,000 and $1,116,000 as of December 30, 2007 and December 31, 2006, respectively. At December 30, 2007 and December 31, 2006, respectively, 300,339 and 271,155 shares of common stock were issued under the Paisano Partner program and as of December 30, 2007 and December 31, 2006 respectively, 81,335 and 79,277 shares were issued under the Chef Partner program.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the fiscal year ended (in thousands):

	December 30, 2007	December 31, 2006
Cash paid for:
Interest (net of amounts capitalized)	$2,157	$2,575
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	355	846
Shareholder receivable reduction due to repurchase of common stock	280	254

17.	SUBSEQUENT EVENT

On January 8, 2008, we issued a press release announcing the departure of Wallace B. Doolin as the Company’s Chief Executive Officer and the appointment of John T. Bettin to serve as Chief Executive Officer and President of the company, effective on February 1, 2008. In connection with this change, we entered into a Separation Agreement with Mr. Doolin. Under the terms of the Separation Agreement, Mr. Doolin remained as our Chief Executive Officer through January 31, 2008 and thereafter shall remain on our Board of Directors as a director and Chairman until a successor is duly elected or appointed. We agreed to pay to Mr. Doolin a total of $583,000 in 12 equal monthly installments, which payments may accelerate upon a change of control (as defined in the Separation Agreement). Mr. Doolin will also be eligible for continued health benefits and disability income benefits for 12 months following his separation. Mr. Doolin will receive no compensation or benefits (other than ordinary expense reimbursement) for his service on the Board for one year following his separation.

18.	SELECTED QUARTERLY FINANCIAL DATA—Unaudited

The following tables contain unaudited quarterly financial data from continuing operations (in thousands, except per share data and weighted average shares) for fiscal 2007 and 2006:

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Restaurant sales	$62,811	$62,084	$56,540	$64,117
Operating loss	(2,199)	(2,619)	(4,312)	(4,713)
Net loss from continuing operations	(2,623)	(3,221)	(4,827)	(5,296)
Net loss	$(2,795)	$(3,253)	$(4,830)	$(5,297)

Net loss from continuing operations per share—basic and diluted	$(0.13)	$(0.16)	$(0.24)	$(0.26)

Net loss per share—basic and diluted	$(0.14)	$(0.16)	$(0.24)	$(0.26)

Weighted average common shares outstanding—basic and diluted	20,410,184	20,431,544	20,467,149	20,498,675

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Restaurant sales	$64,842	$61,019	$56,421	$71,531
Operating income (loss)	1,877	(774)	(4,218)	1,266
Net income (loss) from continuing operations	1,143	(1,467)	(4,950)	713
Net income (loss)	$1,270	$(718)	$(5,103)	$943

Net income (loss) from continuing operations per share—basic and diluted	$0.05	$(0.07)	$(0.24)	$0.04

Net income (loss) per share—basic and diluted	$0.06	$(0.03)	$(0.25)	$0.05

Weighted average common shares outstanding—basic	20,503,773	20,525,656	20,534,848	20,474,325

Weighted average common shares outstanding—diluted	20,621,312	20,525,656	20,534,848	20,693,862

EXHIBIT INDEX

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws of the Registrant. (2)	Incorporated by Reference
3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant. (3)	Incorporated by Reference
4.1	Specimen of Common Stock certificate. (4)	Incorporated by Reference
10.1	1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(5)	Incorporated by Reference
10.2	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended. *(6)	Incorporated by Reference
10.3	Form of Non-Qualified Stock Option Agreement for the 1996 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies, as amended (for non-employee directors). *(7)	Incorporated by Reference
10.4	2000 Stock Incentive Plan of BUCA, Inc. and Affiliated Companies. *(8)	Incorporated by Reference
10.5	Stock Option Plan for Non-Employee Directors. *(9)	Incorporated by Reference
10.6	Non-Statutory Stock Option Agreement between the Registrant and 1204 Harmon Partnership for the purchase of 24,000 shares of common stock of the Registrant, dated as of June 1, 1998. (10)	Incorporated by Reference
10.7	BUCA, Inc. Employee Stock Purchase Plan. *(11)	Incorporated by Reference
10.8	BUCA, Inc. Amended Employee Stock Purchase Plan. * (12)	Incorporated by Reference
10.9	2006 Omnibus Stock Plan of BUCA, Inc. * (13)	Incorporated by Reference
10.10	Form of Restricted Stock Agreement for the 2006 Omnibus Stock Plan of the Registrant. * (14)	Incorporated by Reference
10.11	Amended and Restated Employment Agreement, dated as of June 28, 2007, by and between BUCA, Inc. and Wallace B. Doolin. *(15)	Incorporated by Reference
10.12	Employment Agreement, dated as of December 20, 2007, by and between the Registrant and Richard G. Erstad. *(16)	Incorporated by Reference
10.13	Employment Agreement, dated as of December 20, 2007, by and between the Registrant and John T. Bettin. * (17)	Incorporated by Reference
10.14	Second Amended and Restated Employment Agreement, dated as of December 5, 2006 between the Registrant and Steven B. Hickey. *(18)	Incorporated by Reference
10.15	Restricted Stock Agreement dated as of June 28, 2007, by and between BUCA, Inc. and Wallace B. Doolin. * (19)	Incorporated by Reference
10.16	Employment Agreement, dated as of December 20, 2007, by and between BUCA, Inc. and Dennis Goetz. * (20)	Incorporated by Reference
10.17	Separation Agreement, dated January 8, 2008, by and between BUCA, Inc. and Wallace B. Doolin. * (21)	Incorporated by Reference
10.18	BUCA, Inc. Executive Severance Plan. * (22)	Incorporated by Reference
10.19	Credit Agreement, dated as of November 15, 2004, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (23)	Incorporated by Reference
10.20	Amendment Number One to Credit Agreement and Waiver, dated as of April 15, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (24)	Incorporated by Reference
10.21	Amendment Number Two to Credit Agreement and Consent, dated as of September 9, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (25)	Incorporated by Reference
10.22	Amendment Number Three to Credit Agreement, dated as of November 4, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (26)	Incorporated by Reference
10.23	Amendment Number Four to Credit Agreement, dated as of November 30, 2005, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (27)	Incorporated by Reference

10.24	Amendment Number Five to Credit Agreement, dated as of March 22, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (28)	Incorporated by Reference
10.25	Amendment Number Six to Credit Agreement, dated as of August 11, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (29)	Incorporated by Reference
10.26	Amendment Number Seven to Credit Agreement, dated as of October 1, 2006, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (30)	Incorporated by Reference
10.27	Amendment Number Eight to Credit Agreement, dated as of March 8, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories hereto, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent. (31)	Incorporated by Reference
10.28	Waiver dated as of May 4, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (32)	Incorporated by Reference
10.29	Amendment Number Ten to Credit Agreement and Waiver, dated as of August 6, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (33)	Incorporated by Reference
10.30	Amendment Number Eleven to Credit Agreement and Waiver, dated as of November 2, 2007, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent. (34)	Incorporated by Reference
10.31	Amendment Number Twelve to Credit Agreement and Waiver, dated as of March 10, 2008, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent.	Filed Electronically
10.32	Consent of Defendant BUCA, Inc. (35)	Incorporated by Reference
10.33	Final Judgment as to Defendant BUCA, Inc. (36)	Incorporated by Reference
10.34	Form of Stock Appreciation Unit Agreement * (37)	Incorporated by Reference
21.1	Subsidiaries of the Registrant.	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

*	Management contract, compensation plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(5)	Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113738), filed with the Commission on March 19, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 18, 2004.

(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48156), filed with the Commission on October 18, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(10)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on February 18, 1999.
(11)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-78295), filed with the Commission on May 12, 1999.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 25, 2006.
(13)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2006.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 31, 2006.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2007.
(16)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2006.
(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2007.
(20)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 8, 2008.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2007.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 21, 2005.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 15, 2005.
(26)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2005.
(27)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(28)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006.
(30)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 24, 2006.
(31)	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
(32)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2007
(33)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2007
(34)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007
(35)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2007.

(36)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 28, 2007.
(37)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 8, 2008.