Form 10-Q
period 2008-03-30
BUCA INC /MN
filed 2008-05-14
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008 the registrant had 21,455,838 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 30, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash	$819	$1,070
Accounts receivable	3,542	4,260
Inventories	5,947	6,084
Prepaid expenses and other	4,069	4,470

Total current assets	14,377	15,884

PROPERTY AND EQUIPMENT, net	96,725	98,327
OTHER ASSETS	3,121	3,186

	$114,223	$117,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,948	$6,634
Unredeemed gift card liabilities	2,369	3,738
Accrued payroll and benefits	6,477	7,483
Accrued sales, property and income tax	3,177	3,897
Other accrued expenses	4,371	4,876
Line of credit borrowing	3,510	—
Current maturities of long-term debt and capital leases	325	296

Total current liabilities	28,177	26,924

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	15,904	15,993
DEFERRED RENT	17,917	18,002
OTHER LIABILITIES	3,671	3,962

Total liabilities	65,669	64,881

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 21,438,453 and 21,088,651 shares issued and outstanding, respectively	214	211
Additional paid-in capital	173,081	172,903
Accumulated deficit	(123,877)	(119,678)
Notes receivable from employee shareholders	(864)	(920)

Total shareholders’ equity	48,554	52,516

	$114,223	$117,397

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Restaurant sales	$60,105	$62,811
Restaurant costs:
Product	15,237	15,378
Labor	20,417	21,860
Direct and occupancy	19,134	19,047
Depreciation and amortization	2,689	2,954
Loss on disposal of assets	20	100

Total restaurant costs	57,497	59,339
General and administrative expenses	6,211	5,624
Loss on impairment of long-lived assets	31	50
Lease termination charges	—	(3)

Operating loss	(3,634)	(2,199)

Interest income	27	137
Interest expense	(592)	(561)

Loss before income taxes	(4,199)	(2,623)
Income taxes	—	—

Net loss from continuing operations	(4,199)	(2,623)
Net loss from discontinued operations	—	(172)

Net loss	$(4,199)	$(2,795)
Net loss from continuing operations per share—basic and diluted	$(0.20)	$(0.13)
Net loss from discontinued operations per share—basic and diluted	$—	$(0.01)

Net loss per share—basic and diluted	$(0.20)	$(0.14)

Weighted average common shares outstanding—basic and diluted	20,533,247	20,410,184

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Thirteen Weeks Ended March 30, 2008

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 30, 2007	21,089	$211	$172,903	$(119,678)	$(920)	$52,516

Exercise of common stock options	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock from shareholders	(12)	—	(13)	—	66	53
Collections on notes receivable from shareholders	—	—	—	—	(10)	(10)
Common stock issued under employee stock purchase plan	54	—	36	—	—	36
Issuance of restricted stock	307	3	(3)	—	—	—
Share-based compensation	—	—	158	—	—	158
Net loss	—	—	—	(4,199)	—	(4,199)

Balance at March 30, 2008	21,438	$214	$173,081	$(123,877)	$(864)	$48,554

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,199)	$(2,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,689	2,954
Loss on disposal of assets	20	100
Share-based compensation	158	317
Loss on impairment of long-lived assets	31	50
Deferred rent	(85)	(599)
Amortization of loan acquisition costs	120	99
Other non cash loss/(gain)	42	(22)
Change in assets and liabilities:
Accounts receivable	718	931
Inventories	137	286
Prepaid expenses and other	401	(68)
Accounts payable	1,190	(507)
Accrued expenses	(2,383)	(4,353)
Other	(169)	(401)

Net cash used in operating activities	(1,330)	(4,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,254)	(206)
Proceeds from sale of property and equipment	6	—

Net cash used in investing activities	(2,248)	(206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	3,510	7,007
Payments for line of credit borrowings	—	(3,437)
Principal payments on long-term debt	(59)	(43)
Financing costs	(150)	(50)
Collection on notes receivable from shareholders	(10)	61
Net proceeds from issuance of common stock	36	39

Net cash provided by financing activities	3,327	3,577

Net change in cash	(251)	(637)
Cash at the beginning of period	1,070	1,567

Cash at the end of period	$819	$930

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At March 30, 2008, we owned 89 Buca di Beppo restaurants located in 25 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen weeks ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

As described in Note 3, Discontinued Operations and Assets Held for Sale, we have reclassified Vinny T’s of Boston and three Buca di Beppo closed restaurants’ financial results as discontinued operations for all periods presented. These notes to our Condensed Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

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

Our employee stock purchase plan (ESPP) permits eligible employees to purchase our stock at 85% of the fair market value on either the first or last day of the purchase period.

It is our policy to issue new shares when options are exercised, upon granting restricted stock and to fulfill employee purchases through the ESPP.

In the first quarter of fiscal 2008, our board of directors granted 575,000 stock appreciation units (“Units”) to certain officers of the Company which grant the officers Units representing the right to receive in cash the difference, if any, between the fair market value of a share of our common stock when the Units vest (as described below) and the base price per share. On December 20, 2007, we announced our intention to explore strategic alternatives to enhance the shareholder value of the Company, including the possible combination, sale or merger of us with another entity. Our board of directors approved the grants of Units after determining that it would be in the best interests of the Company and its shareholders to adopt an incentive program intended to retain certain key executives throughout the process of identifying and implementing the desired strategic alternative and to motivate these executives to maximize shareholder value in connection with any transaction resulting from this process. The Units vest and will be paid (if at all) three years from the date of grant or earlier upon the occurrence of a Covered Transaction (as defined in the Stock Appreciation Unit Agreements and generally includes a merger, sale, dissolution or liquidation of us). The Units have a base price per share of $1.00.

We account for our share-based compensation plans under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), expense for the unvested portion of previously granted awards outstanding on December 26, 2005, and compensation for the discount eligible employees receive as part of the

ESPP. We recognize compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. We recognize compensation expense for stock appreciation units on a straight-line basis over the requisite service period of the award based on the fair value of each unit at the period end. Total share-based compensation included in general and administrative expense in our Condensed Consolidated Statement of Operations was $0.2 million for the thirteen weeks ended March 30, 2008 and $0.3 million for the thirteen weeks ended April 1, 2007.

The following table summarizes the stock option transactions for the thirteen weeks ended March 30, 2008:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant	Aggregate Intrinsic Value
Outstanding, December 30, 2007	2,136,716	$6.06	$2.07-16.63	1,513,078
Granted	—	—	—
Exercised	—	—	—		$—
Forfeited	91,700	5.36	3.42-12.94
Expired	—	—	—

Outstanding, March 30, 2008	2,045,016	$6.09	$2.07-16.63	1,254,642

Exercisable, March 30, 2008	1,639,083	$6.25	$3.99-16.63

Information regarding options outstanding and exercisable at March 30, 2008 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price
$2.07-5.00	526,000	6.75	$4.40	$—	476,900	$4.42
5.01-8.00	1,316,432	6.43	5.89	—	959,599	5.97
8.01-12.00	136,184	2.29	11.05	—	136,184	11.05
12.01-16.63	66,400	2.79	13.48	—	66,400	13.48

$2.07-16.63	2,045,016	6.12	$6.09	$—	1,639,083	$6.25

The fair value of each option is determined on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Forfeiture estimates are based on historical company experience and qualitative judgments regarding the employee population.

Assumptions	2008	2007
Expected volatility (1)	N/A	50.4%
Expected dividends	None	None
Risk-free interest rate (2)	N/A	4.7%
Expected term (in years) (3)	N/A	6.0-7.5
Weighted average fair value per option	N/A	$2.18

(1)	Expected stock price volatility is based on historical market price data.
(2)	Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
(3)	We estimate the expected term of stock options consistent with the simplified method identified in Staff Accounting Bulletin No. 107 which considers the average of the vesting term and the contractual term to be the expected term. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 which extends the use of the simplified method for “plain vanilla” awards in certain situations. We currently use the simplified method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate.

There were no net cash proceeds from the exercise of stock options for the thirteen weeks ended March 30, 2008 or April 1, 2007.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. The following table summarizes the restricted share transactions for the thirteen weeks ended March 30, 2008:

Restricted Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, December 30, 2007	575,408	$4.96
Granted	357,000	0.86
Vested	—	—
Forfeited	49,364	5.89

Outstanding, March 30, 2008	883,044	$3.28

As of March 30, 2008, there was approximately $1.9 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.3 years.

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

There were no assets or liabilities classified as discontinued operations as of December 30, 2007 or March 30, 2008.

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

Discontinued operations’ financial results for the thirteen weeks ended March 30, 2008 and April 1, 2007 consisted of (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Restaurant costs	$—	$30
Other	—	142

Net loss from discontinued operations	$—	$(172)

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

We recorded approximately $31,000 of losses during the thirteen weeks ended March 30, 2008 and approximately $50,000 of losses during the thirteen weeks ended April 1, 2007 related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant.

5. NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Numerator:
Net loss from continuing operations	$(4,199)	$(2,623)
Denominator:
Weighted average shares outstanding – basic	20,533,247	20,410,184
Effect of dilutive securities:
Stock options	—	—

Weighted average shares outstanding – diluted	20,533,247	20,410,184
Net loss from continuing operations per common share	$(0.20)	$(0.13)

Diluted loss from continuing operations per common share excludes 2.0 million stock options at a weighted average price of $6.09 in the thirteen weeks ended March 30, 2008 and 1.2 million stock options at a weighted average price of $7.36 in the thirteen weeks ended April 1, 2007 due to their anti-dilutive effect.

6. RECENT ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2007, The Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.

•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s cash and cash equivalents are valued using quoted prices.

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009, and do not anticipate this adoption will have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on December 31, 2007. The Company did not elect the fair value of accounting option for any of its eligible assets or liabilities; therefore, the adoption of this statement did not have an effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. These minority interests will be characterized as noncontrolling interests and classified as a component of an entity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have an effect on our financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the thirteen weeks ended March 30, 2008 and April 1, 2007 (in thousands):

	March 30, 2008	April 1, 2007
Cash paid during period for:
Interest	$464	$463
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	—	(50)
Shareholder receivable reduction due to retirement of stock	$66	$53

8. COMMITMENTS AND CONTINGENCIES

Litigation – Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Second Complaint, which was granted on August 30, 2007. Judgment was entered against the plaintiffs. Plaintiffs filed an appeal to the United States Court of Appeals for the Eighth Circuit. As of March 20, 2008, the parties entered into a Stipulation of Settlement to settle the securities litigation on a class wide basis for the total amount of $1.6 million. The $1.6 million will be paid by National Union Fire Insurance Company of Pittsburgh, PA, our director’s and officer’s liability insurance carrier. The settlement is contingent upon approval by the Court, after giving notice to class members. The process of getting the settlement approved, and a final judgment entered dismissing the securities litigation with prejudice, likely will take until fall 2008. If the settlement is not approved and a final judgment is not entered, then we will continue to defend this action. Such continued defense may be costly and disruptive and we are not able to predict the ultimate outcome. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In January 2008, one of our former hourly employees filed a purported class action suit against us in the Los Angeles County Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to provide meal breaks, failure to provide accurate wage statements, failure to ensure that paychecks can be cashed without discount, failure to pay wages at termination, negligent misrepresentation, and unfair business practices. On April 23, 2008, we agreed to settle the matter for a cash payment by us of $650,000 to be paid upon the earliest to occur of (1) March 31, 2009, (2) 30 days following a sale, merger or other business combination of us with another company or (3) us filing a petition for bankruptcy. The settlement received preliminary approval from the court on May 7, 2008. If the settlement does not receive final approval and a final judgment is not entered, then we will continue to defend this action. Such continued defense may be costly and disruptive and we are not able to predict the ultimate outcome. Lawsuits such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are subject to certain other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At March 30, 2008, we owned and operated 89 Buca di Beppo restaurants. These full service restaurants offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

During fiscal 2007, we closed three restaurants and did not open any new restaurants. During the first thirteen weeks in fiscal 2008, we closed one restaurant and did not open any new restaurants. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve our comparable restaurant sales and margins. We do not expect to open any new restaurants in fiscal 2008. We intend to explore the option of franchising and selling development rights to our restaurants in certain select markets in the future.

In December 2007, we announced that our board of directors had decided to explore strategic alternatives to enhance shareholder value, including but not limited to, the raising of capital, a recapitalization, and the combination, sale or merger of us with another entity. In May 2008, we announced that the primary strategic alternative being pursued is a sale of the Company. We are in the midst of the process now and we do not intend to provide updates while the process is on-going. This process can be lengthy and has inherent costs. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction or the terms or timing of any such action or transaction.

In April 2008, we entered into an agreement for the sale and simultaneous leaseback of our one remaining owned restaurant location. The net proceeds of the transaction will be used to repay a portion of our revolving credit facility. The sale agreement contains conditions to closing that must still be fulfilled. There can be no assurance that the sale-leaseback transaction will close on a timely basis, if at all.

Our capital requirements have been significant. We need capital from our current credit facility to finance our on-going operations. Given the current economic environment, our recent results of operation and our current financial condition, we have taken a number of steps to ensure that we have cash sufficient to fund our on-going operations including various efforts to increase restaurant sales, managing working capital to conserve available cash, pursuing the sale-leaseback and amendments and waivers to our credit facility to try to assure availability. The adequacy of available funds and our future capital requirements will depend on many factors, including our restaurant sales and the costs associated with our operations, our ability to satisfy the covenants contained in our credit facility, the continued willingness of our lender to waive any defaults on such covenants and the willingness of our lender to make additional proceeds from the sale-leaseback available to us.

In January 2008, we announced a reduction in workforce eliminating a number of the positions at our Minneapolis headquarters. This reduction is expected to save approximately $2.1 million annually in general and administrative expenses going forward, after an initial charge of approximately $0.8 million taken in the first quarter of fiscal 2008 related to severance and other expenses related to the reduction in force.

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

During fiscal 2007, we implemented a price increase of approximately 2.0% on select food items during each of the first, second and fourth quarters. During the first thirteen weeks of fiscal 2008, we also implemented a price increase of 3.0% on food items. The primary reason we increase our food prices is to offset rising operational costs, particularly in product, labor and occupancy expenses.

During fiscal 2007, we continued to increase the number of restaurants that are open for lunch. As of the end of fiscal 2007, 84% of our restaurants were open for lunch. In the thirteen weeks ended March 30, 2008, we added the lunch menu to an additional four restaurants, bringing the total percentage of restaurants open for lunch to 89%. We also began to offer catering services late in the third quarter of fiscal 2007. At the end of fiscal 2007, we offered catering in 13 of our restaurants. We expanded this initiative in the first quarter of fiscal 2008 with the addition of 21 restaurants offering catering, bringing the total number of catering restaurants to 34.

Results of Operations

Our operating results for the thirteen weeks ended March 30, 2008 and April 1, 2007 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Restaurant sales (in thousands)	$60,105	$62,811
Restaurant costs:
Product	25.4%	24.5%
Labor	34.0%	34.8%
Direct and occupancy	31.8%	30.3%
Depreciation and amortization	4.5%	4.7%
Loss on disposal of assets	0.0%	0.2%

Total restaurant costs	95.7%	94.5%
General and administrative expenses	10.2%	8.9%
Loss on impairment and sale of long-lived assets	0.1%	0.1%
Lease termination charges	0.0%	0.0%

Operating loss	(6.0)%	(3.5)%
Interest income	0.0%	0.2%
Interest expense	1.0%	0.9%

Loss before income taxes	(7.0)%	(4.2)%
Income taxes	0.0%	0.0%

Net loss from continuing operations	(7.0)%	(4.2)%
Net loss income from discontinued operations	0.0%	(0.2)%

Net loss	(7.0)%	(4.4)%

Thirteen Weeks Ended March 30, 2008 Compared to the Thirteen Weeks Ended April 1, 2007

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverage sales. Restaurant sales decreased by approximately $2.7 million, or 4.3%, to $60.1 million in the first quarter of fiscal 2008 from $62.8 million in the first quarter of fiscal 2007. The decrease in restaurant sales was primarily due to the closure of four restaurants since the beginning of fiscal 2007 and the decline in comparable restaurant sales for the thirteen weeks ended March 30, 2008. The decline in comparable restaurant sales was partially offset by the addition of the New Year’s Eve and Easter holidays to the first quarter of fiscal 2008 as compared to the same period of the prior year.

Our calculation of comparable restaurant sales includes restaurants open for 18 full months and results compared on a 52-week comparable basis. For the first quarter of fiscal 2008, comparable restaurant sales decreased 2.5% at our restaurants. The decrease in comparable restaurant sales was primarily driven by reduced guest counts as compared to the same period in the prior year. We expect that our comparable restaurant sales will be negative for the second quarter of fiscal 2008.

Product. Product costs decreased by approximately $0.2 million, or approximately 0.9%, to $15.2 million in the first quarter of fiscal 2008 from $15.4 million in the first quarter of fiscal 2007. Product costs as a percentage of sales increased to 25.4% in the first quarter of fiscal 2008 from 24.5% in the first quarter of fiscal 2007. The decrease in product costs in dollars was primarily due to reductions in sales and the closure of four restaurants. The corresponding increase in product costs as a percentage of sales was primarily driven by the elimination of our Paisano Conference in first quarter 2008. The Paisano Conference is our annual strategic and celebratory meeting of our Paisano Partners, Divisional Vice Presidents and company executives. Because a portion of our Paisano Conference is typically sponsored by selected vendors, vendor sponsorship payments are accounted for as a reduction in product cost. The cancellation of the conference in the first quarter of fiscal 2008 has a corresponding negative impact on product costs as a percentage of sales. We expect that product costs as a percentage of sales will be slightly higher in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs decreased by approximately $1.5 million, or 6.6%, to $20.4 million in the first quarter of fiscal 2008 from $21.9 million in the first quarter of fiscal 2007. The decrease in labor cost dollars was primarily related to the closure of four restaurants. Labor cost as a percentage of sales decreased to 34.0% in the first quarter of fiscal 2008 from 34.8% in the first quarter of fiscal 2007. The decrease in labor costs as a percentage of sales was primarily related to a decrease in medical claims in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 and reductions in non-exempt staffing resulting from our labor management initiative, partially offset by increases in restaurant-level management staffing. We expect that labor costs as a percentage of sales will decrease in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, workers compensation, general liability insurance expense, rental expenses and other related restaurant costs. Direct and occupancy expenses increased by approximately $0.1 million, or 0.5%, to $19.1 million in the first quarter of fiscal 2008 from $19.0 million in the first quarter of fiscal 2007. Direct and occupancy costs as a percentage of sales increased to 31.8% in the first quarter of fiscal 2008 from 30.3% in the same period in fiscal 2007. The increase in direct and occupancy expenses in dollars was primarily driven by an increase in supply expense required for the expansion of catering and investments in food cost saving initiatives and increased repair and maintenance expenses. The increase was also caused by increases in utilities costs and a decrease in gift card breakage income, partially offset by a reduction in credit card fees and the cancellation of the Paisano Conference. We expect that direct and occupancy expenses as a percentage of sales will increase slightly in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.

Depreciation and Amortization. Depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center. Depreciation and amortization decreased by approximately $0.3 million, or 9.0%, to $2.7 million for the first quarter of fiscal 2008 from $3.0 million during the first quarter of fiscal 2007. Depreciation and amortization decreased as a percentage of sales to 4.5% in the first quarter of fiscal 2008 from 4.7% in the first quarter of fiscal 2007. The decreases in dollars and as a percentage of sales were primarily due to the impairment of three restaurants in fiscal 2007 and reduced depreciation expense as our assets become more fully depreciated. We expect depreciation and amortization to decrease slightly as a percentage of sales in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.

General and Administrative. General and administrative expenses include management and staff salaries, employee benefits, travel, information systems, guest services, training, and market research expenses associated with the Paisano Support Center. General and administrative expenses increased by approximately $0.6 million, or 10.4%, to $6.2 million in the first quarter of fiscal 2008. General and administrative expenses as a percentage of sales increased to 10.2% in the first quarter of fiscal 2008 from 8.9% in the first quarter of fiscal 2007. The increase in general and administrative expenses in dollars and as a percentage of sales was primarily due to an accrual of $0.7 million for a legal settlement and $0.8 million of severance expense, partially offset by the decline in payroll expense due to the reduction in force implemented in January 2008. We expect general and administrative expenses to decrease as a percentage of sales in the second quarter of fiscal 2008 as compared to the same quarter of fiscal 2007.

Interest Expense. Interest expense includes the financing costs of our credit facility and capital leases. Interest expense remained relatively flat at $0.6 million in the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007. Interest expense on our credit facility was approximately $0.2 million while interest expense on our capital leases was approximately $0.3 million in the first quarter of 2008.

Income Taxes. We did not record a benefit from or provision for income taxes in the first quarter of fiscal 2008 or 2007. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of our deferred tax assets. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Net Loss. The first quarter of fiscal 2008 resulted in a net loss of $4.2 million compared to net loss of $2.8 million during the same period in fiscal 2007. As a percentage of sales, net loss for the first quarter of fiscal 2008 was 7.0% compared to a net loss of 4.4% of sales in the first quarter of fiscal 2007. The increase in absolute dollars and as a percentage of sales was primarily a result of decreased sales.

Liquidity and Capital Resources

Liquidity. Our primary source of liquidity is cash provided by operations, supplemented by borrowings under our credit facility. We incurred net losses of $16.2 million in fiscal 2007 and $4.2 in the first quarter of fiscal 2008 and used $2.5 million in cash for operating activities during fiscal 2007 and $1.3 million in cash for operating activities in the first quarter of fiscal 2008. In addition, our $1.1 million cash balance at the end of fiscal 2007 has decreased to $0.8 million as of the end of the first quarter of fiscal 2008.

In April 2008, we entered into an agreement for the sale and simultaneous leaseback of our one remaining owned restaurant location. The net proceeds of the transaction will be used to repay a portion of our revolving credit facility. The sale agreement contains conditions to closing that must still be fulfilled. There can be no assurance that the sale-leaseback transaction will close on a timely basis, if at all. Under the terms of the agreement, the sale price of the property is approximately $3.2 million.

Our capital requirements have been significant. We reduced our development plans beginning in fiscal 2005 while we implemented strategies designed to improve our comparable restaurant sales and our cash flow from operations. We need capital from our current credit facility to finance our on-going operations. Given the current economic environment, our recent results of operations and our current financial condition, we have taken a number of steps to ensure that we have cash sufficient to fund our on-going operations including various efforts to increase restaurant sales, managing working capital to conserve available cash, pursuing the sale-leaseback and amendments and waivers to our credit facility to try to assure availability. In addition, we have incurred and may incur additional significant costs related to capital expenditures, on-going litigation and related matters. We believe that the available proceeds from the sale-leaseback, together with prudent cash management of working capital and other measures, will be sufficient to fund our capital requirements through the remainder of fiscal 2008. The adequacy of available funds and our future capital requirements will depend on many factors, including our restaurant sales and the costs associated with our operations, our ability to satisfy the covenants contained in our credit facility, the continued willingness of our lender to waive any defaults on such covenants and the willingness of our lender to make additional proceeds from the sale-leaseback available to us. If these expected funds and other actions are not realized or are insufficient to fund future operations, we will need to explore other steps to meet our cash needs, including raising additional capital through public or private equity or debt financing. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all. In addition, our funding requirements and sources could be significantly affected if we enter into a sale transaction in connection with our exploration of strategic alternatives. However, there is no assurance that our exploration of strategic alternatives will result in a sale transaction, nor the terms or timing of such a transaction, if completed.

Cash Flow Analysis. The following table presents a summary of our cash flow for the thirteen weeks ended March 30, 2008 and April 1, 2007 (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Net cash used in operating activities	$(1,330)	$(4,008)
Net cash used in investing activities	(2,248)	(206)
Net cash provided by financing activities	3,327	3,577

Net change in cash and cash equivalents	$(251)	$(637)

Operating Activities. The decrease of $2.7 million in the use of cash in operating activities is primarily related to the absence of management bonus payments in the first quarter of fiscal 2008 as compared to the management bonus paid in the first quarter of fiscal 2007 and settlement payments in the first quarter of fiscal 2007 related to the previous California wage and hour class action lawsuit. These benefits in working capital are offset in part by decreased sales volume in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The fiscal 2008 activity did not include any operating cash uses related to discontinued operations.

Investing Activities. The increase of $2.0 million in the use of cash in investing activities is primarily related to capital expenditures for the renovation of our San Francisco restaurant of approximately $1.2 million, which was accrued for in fiscal 2007, but not paid until the first quarter of 2008. In addition to this expenditure, we also purchased catering vehicles for an additional 21 stores in conjunction with the expansion of our catering service. The fiscal 2008 activity did not include any investing cash uses relating to discontinued operations.

Financing Activities. Financing activities during the first quarters of each of fiscal 2008 and 2007 primarily included borrowing and repayments under our credit facility.

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

On March 8, 2007, we executed an amendment to our credit agreement with Wells Fargo Foothill. Pursuant to the amendment, the lenders agreed to expand our maximum revolver amount to $25 million and agreed to amend the credit agreement in certain other respects. In exchange for the amendment, we paid our lender a fee of $50,000. As of April 1, 2007, July 1, 2007 and September 30, 2007, we were in default of the financial covenant regarding minimum EBITDA. As of December 30, 2007, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage. As of March 30, 2008, we were in default of the financial covenant regarding fixed charge coverage. As a result, we negotiated and received waivers in each of May 2007, August 2007, November 2007, March 2008 and May 2008. In exchange for the waivers, we paid our lender a waiver fee of $25,000 in May 2007, $50,000 in August 2007, $75,000 in November 2007 and $150,000 in March 2008.

The interest rate on our revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a London Interbank Offered Rate (LIBOR) plus a specific margin as determined by our leverage ratio. Our interest rate on the revolving credit facility was 7.25% on March 30, 2008 and 9.25% on December 30, 2007. Under the credit facility, our annual capital expenditures are limited to $13.0 million and the agreement includes covenants that place restrictions on sales of properties, transactions with affiliates, creation of additional debt, limitations on our ability to sign leases for new restaurants, maintenance of certain financial covenants and other customary covenants.

Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets. Availability under the credit facility is based on a multiple of our adjusted earnings before income tax, depreciation and amortization (as defined in our credit agreement) for the trailing twelve months less outstanding letters of credit, the “sale-leaseback reserve” and current borrowings under our revolving credit facility. The sale-leaseback reserve is defined as a reserve in an amount equal to the greater of (1) $1.5 million and (2) 50% of the net cash proceeds received by us from the sale-leaseback transaction described above. The reserve may be released or reinstated in whole or in part from time to time by our lender in its sole and absolute discretion. While we can make no assurances, we believe that the net proceeds from the sale-leaseback transaction will be available to us for future borrowing under our credit facility. As of May 9, 2008, we had outstanding borrowings of approximately $3.6 million under our revolving credit facility and our availability under the revolving credit facility was approximately $1.4 million.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Application of Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our critical accounting policies include: property and equipment, leases, impairment of long-lived assets, self-insurance, income taxes, estimated liability for closing restaurants, loss contingencies and share-based compensation. A more in-depth description of all other policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen weeks ended March 30, 2008 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

•

Our comparable restaurant sales percentage and average weekly sales could fluctuate as a result of the success of our menu initiatives, “to go” efforts, catering services, lunch initiatives, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, or changes in our historical sales pattern.

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

•	Our capital requirements could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire, if any, and general economic conditions.

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

Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the period ended December 30, 2007. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit agreement. The credit agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of a borrowing base determined in accordance with the terms of the credit agreement and $25.0 million (including a letter of credit sub-facility of up to an aggregate of $5.5 million). The interest rate on the revolving credit facility is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. As of May 9, 2008, we had approximately $3.6 million outstanding in debt borrowings under our credit facility. Thus, a 1% change in interest rates would cause annual interest expense to increase by $36,000.

We have no derivative financial instruments or derivative commodity instruments.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments for food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of 2.5%. During fiscal 2007, we implemented price increases of approximately 2.0% on select food items during each of the first, second and fourth quarters. In fiscal 2006, we implemented a price increase of approximately 3%. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation – Three virtually identical civil actions were commenced against our company and three former officers in the United States District Court for the District of Minnesota between August 7, 2005 and September 7, 2005. The three actions have been consolidated. The four lead plaintiffs filed and served a Consolidated Amended Complaint (the “Complaint”) on January 11, 2006. The Complaint was brought on behalf of a class consisting of all persons who purchased our common stock in the market during the time period from February 6, 2001 through March 11, 2005 (the “class period”). We filed a motion to dismiss the Complaint, which was granted on October 16, 2006. On December 18, 2006, the lead plaintiffs filed a Second Amended Consolidated Complaint (“Second Complaint”). The Second Complaint alleged that in press releases and SEC filings issued during the class period, defendants made materially false and misleading statements about our company’s income, revenues, and internal controls, which allegedly had the result of artificially inflating the market price for our stock. The lead plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought compensatory damages in an unspecified amount, plus an award of attorneys’ fees and costs of litigation. We filed a motion to dismiss the Second Complaint, which was granted on August 30, 2007. Judgment was entered against the plaintiffs. Plaintiffs filed an appeal to the United States Court of Appeals for the Eighth Circuit. As of March 20, 2008, the parties entered into a Stipulation of Settlement to settle the securities litigation on a classwide basis for the total amount of $1.6 million. The $1.6 million will be paid by National Union Fire Insurance Company of Pittsburgh, PA, our director’s and officer’s liability insurance carrier. The settlement is contingent upon approval by the Court, after giving notice to class members. The process of getting the settlement approved, and a final judgment entered dismissing the securities litigation with prejudice, likely will take until fall 2008. If the settlement is not approved and a final judgment is not entered, then we will continue to defend this action. Such continued defense may be costly and disruptive and we are not able to predict the ultimate outcome. Federal securities litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

In January 2008, one of our former hourly employees filed a purported class action suit against us in the Los Angeles County Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to provide meal breaks, failure to provide accurate wage statements, failure to ensure that paychecks can be cashed without discount, failure to pay wages at termination, negligent misrepresentation, and unfair business practices. On April 23, 2008, we agreed to settle the matter for a cash payment by us of $650,000 to be paid upon the earliest to occur of (1) March 31, 2009, (2) 30 days following a sale, merger or other business combination of us with another company or (3) us filing a petition for bankruptcy. The settlement received preliminary approval from the court on May 7, 2008. If the settlement does not receive final approval and a final judgment is not entered, then we will continue to defend this action. Such continued defense may be costly and disruptive and we are not able to predict the ultimate outcome. Lawsuits such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these current matters will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

Not applicable due to our status as a “Smaller Reporting Company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Historically, our Paisano Partner program has required our Paisano Partners to purchase either $10,000 or $20,000 of our common stock at fair market value. We also added a Chef Partner program in 2006 allowing chefs who wish to become Chef Partners to purchase $5,000 of our common stock at fair market value. We suspended these programs in late 2007. Under the programs, we provided the Paisano and Chef Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initial bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner and Chef Partner equity shares issued in accordance with this program during the first quarter of fiscal 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended January 27, 2008	—	$—	—	$1,484,727
Four-week period ended February 24, 2008	9,335	5.61	—	1,394,736
Five-week period ended March 30, 2008	2,393	5.57	—	1,324,746

Total	11,728	$5.60	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Consent, dated as of April 28, 2008, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.2	Amendment Number Thirteen to Credit Agreement and Waiver, dated as of May 13, 2008, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.3	Contract of Sale Buca di Beppo Summerlin, by and between BUCA Restaurants 2, Inc. and Barton Creek Capital, LLC.	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: May 14, 2008	by:	/s/ John T. Bettin
John T. Bettin
Chief Executive Officer and President (Principal Executive Officer)

	by:	/s/ Dennis J. Goetz
Dennis J. Goetz
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

10.1	Consent, dated as of April 28, 2008, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.2	Amendment Number Thirteen to Credit Agreement and Waiver, dated as of May 13, 2008, by and among the Registrant and each of its Subsidiaries that are signatories thereto, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., as the Arranger and the Administrative Agent	Filed Electronically

10.3	Contract of Sale Buca di Beppo Summerlin, by and between BUCA Restaurants 2, Inc. and Barton Creek Capital, LLC.	Filed Electronically

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(2)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.