Form 10-Q
period 2008-06-29
BUCA INC /MN
filed 2008-08-11
CIK 1046501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 29, 2008

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

As of August 6, 2008 the registrant had 21,403,808 shares of common stock outstanding.

INDEX

BUCA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 29, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash	$720	$1,070
Accounts receivable	3,179	4,260
Inventories	5,989	6,084
Prepaid expenses and other	2,871	4,470

Total current assets	12,759	15,884

PROPERTY AND EQUIPMENT, net	94,320	98,327
OTHER ASSETS	3,009	3,186

	$110,088	$117,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,042	$6,634
Unredeemed gift card liabilities	2,004	3,738
Accrued payroll and benefits	6,726	7,483
Accrued sales, property and income tax	3,088	3,897
Other accrued expenses	4,382	4,876
Line of credit borrowing	3,695	—
Current maturities of long-term debt and capital leases	341	296

Total current liabilities	27,278	26,924

LONG-TERM DEBT AND CAPITAL LEASES, less current maturities	15,814	15,993
DEFERRED RENT	17,828	18,002
OTHER LIABILITIES	3,297	3,962

Total liabilities	64,217	64,881

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value per share, 30,000,000 shares authorized; 21,428,675 and 21,088,651 shares issued and outstanding, respectively	214	211
Additional paid-in capital	173,476	172,903
Accumulated deficit	(127,030)	(119,678)
Notes receivable from employee shareholders	(789)	(920)

Total shareholders’ equity	45,871	52,516

	$110,088	$117,397

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Restaurant sales	$57,850	$62,084	$117,955	$124,895
Restaurant costs:
Product	14,631	15,286	29,868	30,664
Labor	19,886	21,514	40,303	43,374
Direct and occupancy	18,566	18,504	37,700	37,551
Depreciation and amortization	2,593	2,927	5,282	5,881
Loss on disposal of assets	85	256	105	356

Total restaurant costs	55,761	58,487	113,258	117,826
General and administrative expenses	4,500	5,479	10,711	11,103
Loss on impairment of long-lived assets	67	737	98	787
Lease termination charges	—	—	—	(3)

Operating loss	(2,478)	(2,619)	(6,112)	(4,818)
Interest income	20	139	47	276
Interest expense	(695)	(741)	(1,287)	(1,302)

Loss before income taxes	(3,153)	(3,221)	(7,352)	(5,844)
Income taxes	—	—	—	—

Net loss from continuing operations	(3,153)	(3,221)	(7,352)	(5,844)
Net loss from discontinued operations	—	(32)	—	(204)

Net loss	$(3,153)	$(3,253)	$(7,352)	$(6,048)
Net loss from continuing operations per share—basic and diluted	$(0.15)	$(0.16)	$(0.36)	$(0.29)
Net loss from discontinued operations per share—basic and diluted	$—	$—	$—	$(0.01)

Net loss per share—basic and diluted	$(0.15)	$(0.16)	$(0.36)	$(0.30)

Weighted average common shares outstanding—basic and diluted	20,570,943	20,431,544	20,551,621	20,420,771

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Twenty-Six Weeks Ended June 29, 2008

(in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Notes receivable from shareholders	Total shareholders’ equity
	Shares	Amount
Balance at December 30, 2007	21,089	$211	$172,903	$(119,678)	$(920)	$52,516

Exercise of common stock options	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock from shareholders	(30)	—	(27)	—	157	130
Collections on notes receivable from shareholders	—	—	—	—	(26)	(26)
Common stock issued under employee stock purchase plan	112	—	58	—	—	58
Issuance of restricted stock	258	3	(3)	—	—	—
Share-based compensation	—	—	545	—	—	545
Net loss	—	—	—	(7,352)	—	(7,352)

Balance at June 29, 2008	21,429	$214	$173,476	$(127,030)	$(789)	$45,871

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,352)	$(6,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,282	5,881
Loss on disposal of assets	105	356
Share-based compensation	545	550
Loss on impairment of long-lived assets	98	787
Deferred rent	(174)	(678)
Amortization of loan acquisition costs	254	204
Other non cash loss/(gain)	106	(42)
Change in assets and liabilities:
Accounts receivable	1,081	1,404
Inventories	95	396
Prepaid expenses and other	1,599	(830)
Accounts payable	580	(1,628)
Accrued expenses	(2,599)	(5,024)
Other	(538)	(674)

Net cash used in operating activities	(918)	(5,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,880)	(992)
Proceeds from sale of property and equipment	5	—

Net cash used in investing activities	(2,875)	(992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	3,695	13,273
Payments for line of credit borrowings	—	(7,937)
Principal payments on long-term debt	(134)	(63)
Financing costs	(150)	(50)
Collection on notes receivable from shareholders	(26)	137
Net proceeds from issuance of common stock	58	113

Net cash provided by financing activities	3,443	5,473

Net change in cash	(350)	(865)
Cash at the beginning of period	1,070	1,567

Cash at the end of period	$720	$702

See notes to Condensed Consolidated Financial Statements.

BUCA, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

BUCA, Inc. and subsidiaries (“BUCA,” “we,” “our,” or “us”) develop, own and operate Italian restaurants under the name Buca di Beppo. At June 29, 2008, we owned 89 Buca di Beppo restaurants located in 25 states and the District of Columbia.

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relative to interim financial statements. Operating results for the thirteen and twenty-six weeks ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

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

On August 5, 2008, we announced that we had entered into a definitive agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) under which an acquisition subsidiary owned by Planet Hollywood will seek to acquire all of our shares at a price of $0.45 per share of common stock. The transaction will be effected through a tender offer, followed by a merger of BUCA, Inc. with a wholly-owned subsidiary of Planet Hollywood. Our Board of Directors unanimously approved the offer from Planet Hollywood and is recommending that our shareholders tender into the offer. Under the terms of the agreement, the tender offer is expected to commence no later than August 12, 2008 and to remain open for 20 business days. Consummation of the transaction requires the tender of at least a majority of the outstanding shares in the tender offer and other customary closing conditions. In connection with the transactions, we entered into a credit agreement with and issued a common stock purchase warrant to BUCA Financing, LLC (“BUCA Financing”), the acquisition subsidiary of Planet Hollywood. The warrant grants BUCA Financing the option to purchase up to 4,281,775 shares of our common stock at a purchase price of $0.01 per share. The credit agreement provides for a $3.5 million secured term loan from BUCA Financing. There can be no assurance that the proposed tender offer or merger will be completed.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We recorded net losses of $16.2 million in fiscal 2007 and $7.4 million in the first half of fiscal 2008 and had an accumulated deficit of $127 million as of June 29, 2008. As of August 5, 2008, we had outstanding borrowings of approximately $7.4 million under our credit agreements.

Failure to maintain the covenants required by our credit agreements could result in acceleration of the indebtedness under the agreements. In fiscal 2007 and fiscal 2008, we were in violation of certain covenants under the credit agreement with Wells Fargo Foothill, which covenants were subsequently amended and the non-compliance waived by the lender. Our inability in the future to comply with the covenant requirements or to obtain a waiver of any violations could impair our liquidity and limit our ability to operate. In addition, in the event of a termination of the acquisition agreement with Planet Hollywood, our $3.5 million secured loan from BUCA Financing would become mandatorily prepayable upon certain circumstances and our $3.9 million of outstanding indebtedness from Wells Fargo Foothill could be accelerated through cross-default provisions with our BUCA Financing loan documents. There can be no assurance that we would be able to refinance these amounts upon acceptable terms, if at all.

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

It is our policy to issue new shares when options are exercised, upon granting restricted stock and to fulfill employee purchases through the ESPP. On August 1, 2008, our Board of Directors agreed to terminate the ESPP at the end of the purchase period ending on August 31, 2008.

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

We account for our share-based compensation plans under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense includes expense associated with the fair value of all awards granted on and after December 26, 2005 (the beginning of our 2006 fiscal year), expense for the unvested portion of previously granted awards outstanding on December 26, 2005, and compensation for the discount eligible employees receive as part of the ESPP. We recognize compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the award. We recognize compensation expense for stock appreciation units on a straight-line basis over the requisite service period of the award based on the fair value of each unit at the period end. Total share-based compensation included in general and administrative expense in our Condensed Consolidated Statement of Operations was $0.6 million for the twenty-six weeks ended June 29, 2008 and $0.6 million for the twenty-six weeks ended July 1, 2007.

The following table summarizes the stock option transactions for the thirteen weeks ended June 29, 2008:

	Shares	Weighted Average Exercise Price	Price Range	Options Available For Future Grant	Aggregate Intrinsic Value
Outstanding, December 30, 2007	2,136,716	$6.06	$2.07-16.63	1,513,078
Granted	—	—	—
Exercised	—	—	—		$—
Forfeited	222,434	7.18	3.42-12.94
Expired	5,000	6.75	6.75

Outstanding, June 29, 2008	1,909,282	$5.93	$2.07-16.63	1,366,958

Exercisable, June 29, 2008	1,534,382	$6.04	$3.99-16.63

Information regarding options outstanding and exercisable at June 29, 2008 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price
$ 2.07-5.00	515,800	6.46	$4.39	$—	476,900	$4.42
5.01-8.00	1,242,498	6.36	5.85	—	906,498	5.92
8.01-12.00	105,284	2.01	11.04	—	105,284	11.04
12.01-16.63	45,700	2.56	13.72	—	45,700	13.72

$ 2.07-16.63	1,909,282	6.06	$5.93	$—	1,534,382	$6.04

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

There were no net cash proceeds from the exercise of stock options for the thirteen and twenty-six weeks ended June 29, 2008 or July 1, 2007.

The fair value of restricted share awards is determined based on the closing market price of our stock on the date of grant. The following table summarizes the restricted share transactions for the twenty-six weeks ended June 29, 2008:

Restricted Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, December 30, 2007	575,408	$4.96

Granted	357,000	0.86

Vested	—	—

Forfeited	99,430	3.56

Outstanding, June 29, 2008	832,978	$3.37

As of June 29, 2008, there was approximately $1.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.1 years.

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

There were no assets or liabilities classified as discontinued operations as of December 30, 2007 or June 29, 2008.

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

Discontinued operations’ financial results for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 consisted of (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Restaurant costs	$—	$32	—	62
Other	—	—	—	142

Net loss from discontinued operations	$—	$(32)	$—	$(204)

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

We recorded losses of $67,000 during the thirteen weeks ended June 29, 2008 and losses of $98,000 during the twenty-six weeks ended June 29, 2008 related to the purchase of property and equipment in restaurants that previously have been fully impaired due to amounts not being recoverable by future cash flows of the restaurant. We recorded losses of $0.7 million during the thirteen weeks ended July 1, 2007 and losses of $0.8 million during the twenty-six weeks ended July 1, 2007 mostly due to recording impairment on one of our restaurants.

5. NET LOSS FROM CONTINUING OPERATIONS PER SHARE

Net loss from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The following table sets forth the calculation of basic and diluted net loss from continuing operations per common share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator:
Net loss from continuing operations	$(3,153)	$(3,221)	$(7,352)	$(5,844)
Denominator:
Weighted average shares outstanding – basic	20,570,943	20,431,544	20,551,621	20,420,771
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average shares outstanding – diluted	20,570,943	20,431,544	20,551,621	20,420,771
Net loss from continuing operations per common share	$(0.15)	$(0.16)	$(0.36)	$(0.29)

Diluted loss from continuing operations per common share excludes 1.9 million stock options at a weighted average price of $5.93 in the thirteen weeks ended June 29, 2008 and 1.8 million stock options at a weighted average price of $6.53 in the thirteen weeks ended July 1, 2007, 2.0 million stock options at a weighted average price of $6.01 in the twenty-six weeks ended June 29, 2008 and 1.5 million stock options at a weighted average price of $6.95 in the twenty-six weeks ended July 1, 2007 due to their anti-dilutive effect.

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

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009, and does not anticipate this adoption will have a material impact on the financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 will have a material impact on our financial statements.

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the twenty-six weeks ended June 29, 2008 and July 1, 2007 (in thousands):

	June 29, 2008	July 1, 2007
Cash paid during period for:
Interest	$1,017	$1,129
Non-cash investing and financing activities:
Shareholder receivable from issuance of stock	—	(195)
Shareholder receivable reduction due to retirement of stock	$157	$135

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

In January 2008, one of our former hourly employees filed a purported class action suit against us in the Los Angeles County Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to provide meal breaks, failure to provide accurate wage statements, failure to ensure that paychecks can be cashed without discount, failure to pay wages at termination, negligent misrepresentation, and unfair business practices. On April 23, 2008, we agreed to settle the matter for a cash payment by us of $650,000 to be paid upon the earliest to occur of (1) March 31, 2009, (2) 30 days following a sale, merger or other business combination of us with another company or (3) us filing a petition for bankruptcy. The settlement received final approval from the court on August 5, 2008.

We are subject to certain other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on our results of operations, financial condition or cash flows.

9. SUBSEQUENT EVENT

On August 5, 2008, we announced that we had entered into a definitive agreement with Planet Hollywood under which an acquisition subsidiary owned by Planet Hollywood will seek to acquire all of our shares at a price of $0.45 per share of common stock. The transaction will be effected through a tender offer, followed by a merger of BUCA, Inc. with a wholly-owned subsidiary of Planet Hollywood. Our Board of Directors unanimously approved the offer from Planet Hollywood and is recommending that our shareholders tender into the offer. Under the terms of the agreement, the tender offer is expected to commence no later than August 12, 2008 and to remain open for 20 business days. Consummation of the transaction requires the tender of at least a majority of the outstanding shares in the tender offer and other customary closing conditions. In connection with the transactions, we entered into a credit agreement with and issued a common stock purchase warrant to BUCA Financing, the acquisition subsidiary of Planet Hollywood. The warrant grants BUCA Financing the option to purchase up to 4,281,775 shares of our common stock at a purchase price of $0.01 per share. The credit agreement provides for a $3.5 million secured term loan from BUCA Financing. There can be no assurance that the proposed tender offer or merger will be completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At June 29, 2008, we owned and operated 89 Buca di Beppo restaurants. These full service restaurants offer high quality, Italian cuisine served family-style in small and large family-sized portions in a fun and energetic atmosphere that parodies the decor and ambiance of post-War Italian/American restaurants.

During fiscal 2007, we closed three restaurants and did not open any new restaurants. During the first twenty-six weeks in fiscal 2008, we closed one restaurant and did not open any new restaurants. We are currently focused on the development and implementation of appropriate strategies to improve our operations and improve our comparable restaurant sales and margins. We do not expect to open any new restaurants in fiscal 2008. We intend to explore the option of franchising and selling development rights to our restaurants in certain select markets in the future.

In December 2007, we announced that our board of directors had decided to explore strategic alternatives to enhance shareholder value, including but not limited to, the raising of capital, a recapitalization, and the combination, sale or merger of us with another entity. In May 2008, we announced that the primary strategic alternative being pursued is a sale of the Company. On August 5, 2008, we announced that we had entered into a definitive agreement with Planet Hollywood International, Inc. under which an acquisition subsidiary owned by Planet Hollywood will seek to acquire all of our shares at a price of $0.45 per share of common stock. The transaction will be effected through a tender offer, followed by a merger of BUCA, Inc. with a wholly-owned subsidiary of Planet Hollywood. Our Board of Directors unanimously approved the offer from Planet Hollywood and is recommending that our shareholders tender into the offer. Under the terms of the agreement, the tender offer is expected to commence no later than August 12, 2008 and to remain open for 20 business days. Consummation of the transaction requires the tender of at least a majority of the outstanding shares in the tender offer and other customary closing conditions. In connection with the transactions, we entered into a credit agreement with and issued a common stock purchase warrant to BUCA Financing, LLC (“BUCA Financing”), the acquisition subsidiary of Planet Hollywood. The warrant grants BUCA Financing the option to purchase up to 4,281,775 shares of our common stock at a purchase price of $0.01 per share. The credit agreement provides for a $3.5 million secured term loan from BUCA Financing. There can be no assurance that the proposed tender offer or merger will be completed.

In April 2008, we entered into an agreement for the sale and simultaneous leaseback of our one remaining owned restaurant location. On June 10, 2008, we received a notice from Barton Creek Capital, LLC (“Barton Creek”), whereby Barton Creek terminated, as of that date and as permitted by its terms, the agreement.

Our capital requirements have been significant. Given the current economic environment, our recent results of operation and our current financial condition, we have taken a number of steps to ensure that we have cash sufficient to fund our on-going operations including various efforts to increase restaurant sales, managing working capital to conserve available cash and obtaining financing from Planet Hollywood. The adequacy of available funds and our future capital requirements will depend on many factors, including our restaurant sales and the costs associated with our operations.

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

Results of Operations

Our operating results for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 expressed as a percentage of restaurant sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Restaurant sales (in thousands)	$57,850	$62,084	$117,955	$124,895
Restaurant costs:
Product	25.3%	24.6%	25.3%	24.6%
Labor	34.4%	34.7%	34.2%	34.7%
Direct and occupancy	32.1%	29.8%	32.0%	30.1%
Depreciation and amortization	4.5%	4.7%	4.4%	4.7%
Loss on disposal of assets	0.1%	0.4%	0.1%	0.3%

Total restaurant costs	96.4%	94.2%	96.0%	94.4%
General and administrative expenses	7.8%	8.8%	9.1%	8.9%
Loss on impairment and sale of long-lived assets	0.1%	1.2%	0.1%	0.6%
Lease termination charges	0.0%	0.0%	0.0%	0.0%

Operating loss	(4.3)%	(4.2)%	(5.2)%	(3.9)%
Interest income	0.0%	0.2%	0.0%	0.2%
Interest expense	1.2%	1.2%	1.0%	1.0%

Loss before income taxes	(5.5)%	(5.2)%	(6.2)%	(4.7)%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net loss from continuing operations	(5.5)%	(5.2)%	(6.2)%	(4.7)%
Net loss income from discontinued operations	0.0%	0.0%	0.0%	(0.1)%

Net loss	(5.5)%	(5.2)%	(6.2)%	(4.8)%

Thirteen Weeks Ended June 29, 2008 Compared to the Thirteen Weeks Ended July 1, 2007

Restaurant Sales. Our restaurant sales are primarily comprised of food and beverage sales. Restaurant sales decreased by approximately $4.2 million, or 6.8%, to $57.9 million in the second quarter of fiscal 2008 from $62.1 million in the second quarter of fiscal 2007. The decrease in restaurant sales was primarily due to a decrease in comparable restaurant sales in the thirteen weeks ended June 29, 2008. The closure of three restaurants since the beginning of the second fiscal quarter of fiscal 2007 also contributed to the decrease in restaurant sales. Comparable restaurant sales were also adversely impacted by the shift of the Easter holiday to the first fiscal quarter of fiscal 2008 as compared to the same period of the prior year.

Our calculation of comparable restaurant sales includes restaurants open for 18 full months and results compared on a 52-week comparable basis. Comparable restaurant sales decreased 5.1% in the second quarter of fiscal 2008. The decrease in comparable restaurant sales was primarily driven by reduced guest counts. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. In the second quarter of fiscal 2008, restaurant sales reflect total discounts of approximately $2.7 million compared to total discounts in the second quarter of fiscal 2007 of $2.4 million.

Product. Product costs decreased by $0.7 million, or 4.3%, to $14.6 million in the second quarter of fiscal 2008 from $15.3 million in the second quarter of fiscal 2007. This decrease in product cost dollars was primarily due to reductions in comparable restaurant sales and the closure of three restaurants since the same period in the prior year. Product costs as a percentage of sales increased to 25.3% in the second quarter of fiscal 2008 from 24.6% in the comparable period of fiscal 2007. The increase in product costs as a percent of sales was primarily driven by increased commodity prices, as well as higher fuel surcharges from our distributors. Increased discounting of sales also contributed to the increase in product costs as a percent of sales over the same period in the prior year.

Labor. Labor costs include direct hourly labor and management wages, bonuses, taxes and benefits for restaurant employees. Labor costs decreased by approximately $1.6 million, or 7.6%, to $19.9 million in the second quarter of fiscal 2008 from $21.5 million in the second quarter of fiscal 2007. The decrease in labor cost dollars was primarily related to reductions in comparable restaurant sales and the closure of three restaurants since the same period in the prior year. Labor cost as a percentage of sales decreased to 34.4% in the second quarter of fiscal 2008 from 34.7% in the second quarter of fiscal 2007. The decrease in labor costs as a percentage of sales was primarily related to a decrease in medical claims in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 and reductions in non-exempt staffing resulting from our labor management initiative.

Direct and Occupancy. Direct and occupancy expenses include supplies, marketing, rent, utilities, real estate taxes, repairs and maintenance, workers compensation, general liability insurance expense, rental expenses and other related restaurant costs. Direct and occupancy expenses remained relatively flat at $18.6 million for the quarter, compared to $18.5 million in the comparable quarter of fiscal 2007. Direct and occupancy costs as a percentage of sales increased to 32.1% in the second quarter of fiscal 2008 from 29.8% in the same period in fiscal 2007. The increase in direct and occupancy expense dollars was due to a decrease in gift card breakage income and increases in utilities expenses, partially off-set a by a reduction in direct and occupancy expenses due to the closure of three restaurants. The increase in direct and occupancy expenses as a percentage of sales was primarily the result of the decrease in restaurant sales.

Depreciation and Amortization. Depreciation and amortization includes depreciation on property and equipment for our restaurants and the Paisano Support Center which is our Company headquarters. Depreciation and amortization decreased $0.3 million, or 11.4%, to $2.6 million in the second fiscal quarter of fiscal 2008 from $2.9 million in the comparable period of fiscal 2007. On a percent of sales basis, depreciation and amortization decreased to 4.5% in the second quarter of fiscal 2008 from 4.7% in the second quarter of fiscal 2007. The decreases in dollars and as a percentage of sales were primarily due to impairments of three restaurants in fiscal 2007 as well as reduced depreciation expense as our assets become more fully depreciated.

General and Administrative. General and administrative expenses include management and staff salaries, employee benefits, travel, information systems, guest services, training, and market research expenses associated with the Paisano Support Center. General and administrative costs decreased $1.0 million, or 17.9%, to $4.5 million in the second quarter of fiscal 2008 from $5.5 million in the second quarter of fiscal 2007. General and administrative expenses as a percentage of sales decreased to 7.8% in the second quarter of fiscal 2008 from 8.8% in the second quarter of fiscal 2007. The decrease in general and administrative expenses in dollars and as a percentage of sales was primarily due to the decline in payroll expense due to the reduction in force implemented in January 2008.

Loss on Impairment of Long-Lived Assets. Loss on impairment of long-lived assets primarily relates to fixed asset impairment charges on restaurants. During the second quarter of fiscal 2008, we recorded fixed asset impairment charges of $67,000 compared to $0.7 million during the same period in fiscal 2007. The 2007 charge was primarily due to recording an impairment on one of our restaurants. The 2008 charge is related to the expensing of fixed asset additions to previously impaired stores.

Interest Expense. Interest expense includes the financing cost of our credit facilities and capital leases. Interest expense was $0.7 million in both the second quarter of fiscal 2008 and fiscal 2007. Interest expense on our credit facility was approximately $0.4 million while interest expense on our capital leases was approximately $0.3 million in the second quarter of fiscal 2008.

Income Taxes. We did not record a benefit from or provision for income taxes in the second quarter of fiscal 2008 or fiscal 2007. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of our deferred tax assets. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Net Loss. The second quarter of fiscal 2008 resulted in a net loss of $3.2 million compared to a net loss of $3.3 million during the second quarter of fiscal 2007. As a percentage of sales, net loss for the second quarter of fiscal 2008 was 5.5% compared to net loss of 5.2% in the second quarter of fiscal 2007. The change of the net loss in dollars was primarily due to savings in restaurant labor, general and administrative expenses and the decline in asset impairment charges, which combined to offset the decline in restaurant sales in the quarter. The change in net loss as a percentage of sales was primarily a result of decreased sales.

Twenty-Six Weeks Ended June 29, 2008 Compared to the Twenty-Six Weeks Ended July 1, 2007

Restaurant Sales. Restaurant sales decreased by approximately $6.9 million, or 5.6%, to $118.0 million in the first twenty-six weeks of fiscal 2008 from $124.9 million in the first twenty-six weeks of fiscal 2007. The decrease in restaurant sales was primarily due to a decrease in comparable restaurant sales, as well the closure of four underperforming stores since the beginning of fiscal 2007. The first half of fiscal 2008 was also positively impacted by the addition of the New Year’s Eve holiday in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

For the first half of fiscal 2008, comparable restaurant sales decreased 3.8%. The decrease in comparable restaurant sales was primarily driven by reduced guest counts. Coupons and other discounts are accounted for as a direct reduction in restaurant sales. In the first half of fiscal 2008, restaurant sales reflect total discounts of approximately $6.8 million compared to total discounts in the first half of fiscal 2007 of $6.2 million.

Product. Product costs decreased by approximately $0.8 million, or 2.6%, to $29.9 million in the first half of fiscal 2008 from $30.7 million in the first half of fiscal 2007. Product costs as a percentage of sales increased to 25.3% in the first half of fiscal 2008 from 24.6% in the first half of fiscal 2007. The decrease in product cost dollars was primarily due to decreased sales of both food and bar items. The increase in product costs as a percentage of sales was primarily driven by increased commodity prices, as well as higher fuel surcharges from our distributors. Increased discounting of sales also contributed to the increase in product costs as a percent of sales over the same period in the prior year.

Labor. Labor costs decreased to $40.3 million in the first half of fiscal 2008 from $43.4 million in the first half of fiscal 2007. The $3.1 million, or 7.1%, decrease in labor expense was primarily due to decreased sales and the closure of four restaurants. Labor cost as a percentage of sales decreased to 34.2% in the first half of fiscal 2008 from 34.7% in the first half of fiscal 2007. The decrease in labor costs as a percentage of sales was primarily related to a decrease in medical claims and reductions in non-exempt staffing resulting from our labor management initiative.

Direct and Occupancy. Direct and occupancy expenses increased by approximately $0.1 million, or 0.4%, to $37.7 million in the first half of fiscal 2008 from $37.6 million in the first half of fiscal 2007. Direct and occupancy costs as a percentage of sales increased to 32.0% in the first half of fiscal 2008 from 30.1% from the comparable period of fiscal 2007. The increase in direct and occupancy expense dollars was primarily a decrease in gift card breakage income and increases in utilities expenses, increased restaurant supply expenses related to the expansion of catering and investments in food cost savings initiatives and increased repair and maintenance expenses. These increases were partially off-set by cancellation of the Paisano Conference, a reduction in credit card fees and a reduction in direct and occupancy expenses due to the closure of four restaurants. The increase in direct and occupancy expenses as a percentage of sales was primarily the result of the decrease in restaurant sales.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $0.6 million, or 10.2%, to $5.3 million for the first half of fiscal 2008 from $5.9 million during the first half of fiscal 2007. The decreases in dollars and as a percentage of sales were primarily due to impairments of three restaurants in fiscal 2007 as well as reduced depreciation expense as our assets become more fully depreciated.

General and Administrative. General and administrative expenses decreased by approximately $0.4 million, or 3.5%, to $10.7 million in the first half of fiscal 2008 from $11.1 million in the first half of fiscal 2007. The decrease in general and administrative expense dollars was primarily due to the decline in payroll expense due to the reduction in force implemented in January 2008, partially offset by $0.8 million in severance expense related to the reduction in force, an accrual of $0.7 million for a legal settlement as well as external legal expenses related to exploration of strategic alternatives. General and administrative expenses as a percentage of sales increased to 9.1% in the first half of fiscal 2008 from 8.9% in the first half of fiscal 2007 primarily due to the decrease in restaurant sales.

Loss on Impairment of Long-Lived Assets. During the first half of fiscal 2008, we recorded fixed asset impairment charges of $0.1 million compared to $0.8 million during the same period in fiscal 2007. The 2007 charge was primarily due to recording impairment on one of our restaurants. The 2008 charge is related to the expensing of fixed asset additions to our previously impaired stores.

Interest Expense. Interest expense of $1.3 million during the first half of fiscal 2008 was flat to the same period in fiscal 2007. Interest expense on our credit facility was approximately $0.6 million while interest expense on our capital leases was approximately $0.6 million in the first half of fiscal 2008.

Income Taxes. We did not record a benefit from or provision for income taxes in the first half of fiscal 2008 or fiscal 2007. We recorded a tax valuation allowance because we concluded that we remained in a position that may not allow for realization of the asset. We will continue to record a tax valuation allowance until it becomes more likely than not that we will be able to recover the value of our deferred tax assets.

Net Loss. The first half of fiscal 2008 resulted in a net loss of $7.4 million compared to net loss of $6.0 million during the comparable period of fiscal 2007. As a percentage of sales, the net loss for the first half of fiscal 2008 was 6.2% compared to 4.8% in the first half of fiscal 2007. The change in absolute dollars and as a percentage of sales was primarily a result of decreased sales.

Liquidity and Capital Resources

Liquidity. Our primary source of liquidity is cash provided by operations, which has been supplemented by borrowings under our credit facility and recently, financing from Planet Hollywood. We incurred net losses of $16.2 million in fiscal 2007 and $7.4 million in the first two quarters of fiscal 2008 and used $2.5 million in cash for operating activities during fiscal 2007 and $0.9 million in cash for operating activities in the first two quarters of fiscal 2008. In addition, our $1.1 million cash balance at the end of fiscal 2007 decreased to $0.7 million as of the end of the second quarter of fiscal 2008.

Our capital requirements have been significant. We reduced our development plans beginning in fiscal 2005 while we implemented strategies designed to improve our comparable restaurant sales and our cash flow from operations. We need capital from our current lenders to finance our on-going operations. Given the current economic environment, our recent results of operations and our current financial condition, we have taken a number of steps to ensure that we have cash sufficient to fund our on-going operations including various efforts to increase restaurant sales, managing working capital to conserve available cash, obtaining financing from Planet Hollywood and amendments and waivers to our Wells Fargo Foothill credit facility. In addition, we have incurred and may incur additional significant costs related to capital expenditures, on-going litigation and related matters. The adequacy of available funds and our future capital requirements will depend on many factors, including our restaurant sales and the costs associated with our operations, our ability to satisfy the covenants contained in our credit agreements. If these expected funds and other actions are not realized or are insufficient to fund future operations, we will need to explore other steps to meet our cash needs, including raising additional capital through public or private equity or debt financing. However, the merger and credit agreements we entered into with Planet Hollywood as well as our Wells Fargo Foothill credit facility contain covenants that restrict our ability to raise additional capital. Even if permitted under these agreements, the sale of additional equity or debt securities could result in additional dilution to our shareholders. We cannot predict whether additional capital will be available on favorable terms, if at all.

Cash Flow Analysis. The following table presents a summary of our cash flow for the twenty-six weeks ended June 29, 2008 and July 1, 2007 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Net cash used in operating activities	$(918)	$(5,346)
Net cash used in investing activities	(2,875)	(992)
Net cash provided by financing activities	3,443	5,473

Net change in cash and cash equivalents	$(350)	$(865)

Operating Activities. The decrease of $4.4 million in the use of cash in operating activities is primarily related to the absence of management bonus payments in the first quarter of fiscal 2008 as compared to the management bonus paid in the first quarter of fiscal 2007, settlement payments in the first quarter of fiscal 2007 related to the previous California wage and hour class action lawsuit and a decrease in prepaid rent balance in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. These benefits in working capital are offset in part by decreased sales volume in the first and second quarters of fiscal 2008 compared to the first and second quarters of fiscal 2007. The fiscal 2008 activity did not include any operating cash uses related to discontinued operations.

Investing Activities. The increase of $1.9 million in the use of cash in investing activities is primarily related to capital expenditures for the renovation of our San Francisco restaurant of approximately $1.2 million, which was accrued for in fiscal 2007, but not paid until the first quarter of 2008. In addition to this expenditure, we also purchased catering vehicles for an additional 21 stores in conjunction with the expansion of our catering service. The fiscal 2008 activity did not include any investing cash uses relating to discontinued operations.

Financing Activities. Financing activities during the first quarters of each of fiscal 2008 and 2007 primarily included borrowing and repayments under our credit facility.

Credit Facility. In 2004, we entered into a credit agreement with Wells Fargo Foothill, Inc. and Ableco Finance LLC, as lenders, and with Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders (the “Senior Credit Agreement.”) The Senior Credit Agreement expires on November 15, 2009. We are also required under the Senior Credit Agreement to pay certain of our lenders an annual fee, an unused line of credit fee and a prepayment fee in the event of early termination of the agreement.

On August 5, 2008, we entered into an amendment of the Senior Credit Agreement with Wells Fargo Foothill, Inc. Among other things, the amendment terminates our revolving credit facility and provides for repayment of our outstanding revolving loans in 14 substantially equal consecutive monthly installments commencing November 1, 2008, waives existing events of default, amends certain financial covenants, and consents to the transactions contemplated by the agreement with Planet Hollywood and the credit agreement with BUCA Financing, an acquisition subsidiary of Planet Hollywood, further described below.

The Senior Credit Agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA, maximum limits on maintenance capital expenditures, and prohibitions on growth capital expenditures. Payments under the Senior Credit Agreement may be accelerated upon the occurrence of an event of default, as defined in the Senior Credit Agreement, that is not otherwise waived or cured.

On August 5, 2008, we entered into a credit agreement with BUCA Financing, as lender, under which BUCA Financing loaned us $3.5 million (the “BUCA Financing Credit Agreement”). The term loan under the BUCA Financing Credit Agreement matures on December 31, 2009, provided that, upon termination of the agreement with Planet Hollywood under specified circumstances, we will be required to prepay the term loan in full together with an additional amount, as liquidated damages, equal to 30% of the principal balance of the term loan as of the time of such termination. We are also required to prepay the term loan with the net proceeds of certain voluntary or involuntary dispositions of assets, certain extraordinary receipts, and certain debt and equity issuances, subject to the prior prepayment of the obligations under our Senior Credit Agreement. In connection with this financing, we also issued a common stock purchase warrant to BUCA Financing, which grants BUCA Financing the option to purchase up to 4,281,775 shares of our common stock at a purchase price of $0.01 per share.

The BUCA Financing Credit Agreement is subordinate to our Senior Credit Agreement. The BUCA Financing Credit Agreement includes various affirmative and negative covenants, including certain financial covenants such as minimum EBITDA, maximum limits on maintenance capital expenditures, and prohibitions on growth capital expenditures. Payments under the BUCA Financing Credit Agreement may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured.

As of June 29, 2008, we were in default of the financial covenants regarding minimum EBITDA and fixed charge coverage under the Senior Credit Agreement. As a result, we negotiated and received the waiver further described above on August 5, 2008. In exchange for the amendment and waiver, we paid our lender a waiver fee of $50,000.

The interest rate on our Senior Credit Agreement is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a London Interbank Offered Rate (LIBOR) plus a specific margin as determined by our leverage ratio. Our interest rate on the Senior Credit Agreement was 7.0% on June 29, 2008 and 9.25% on December 30, 2007. Our term loan under the BUCA Financing Credit Agreement bears interest at a per annum rate equal to 15%. Interest accrued on the term loan will be capitalized and added to the principal balance of the term loan on a monthly basis as long as the principal balance of the term loan after such capitalization does not exceed $4 million. Thereafter, interest accrued on the term loan will be payable monthly in cash.

Amounts borrowed under the Senior Credit Agreement and the BUCA Financing Credit Agreement are secured by substantially all of our tangible and intangible assets. As of August 5, 2008, we had outstanding borrowings of approximately $3.9 million under our Senior Credit Agreement and $3.5 million under the BUCA Financing Credit Agreement.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q for the thirteen and twenty-six weeks ended June 29, 2008 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

•

The covenants and restrictions under our Senior Credit Agreement and term loan with BUCA Financing could have a significant impact on us based upon our ability to meet and maintain the covenants, our capital requirements, our financial performance, our business plan and general economic conditions.

•	Our capital requirements could be higher or lower due to increases or decreases in the amount of new restaurants we build or acquire, if any, and general economic conditions.

•

The proposed tender offer and merger with Planet Hollywood may not close due to failure of a sufficient number of shares of our common stock to be tendered in the tender offer or the failure to satisfy other closing conditions.

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

We are exposed to market risk from changes in interest rates under our Senior Credit Agreement. The interest rate on the Senior Credit Agreement is Wells Fargo’s reference rate plus a margin. The specific margin corresponds to a range (0.5 to 2.0 percentage points) as determined by our leverage ratio. We also have the option of utilizing a LIBOR rate plus a specific margin as determined by our leverage ratio. As of August 5, 2008, we had approximately $3.9 million outstanding in debt borrowings under our Senior Credit Agreement. Thus, a 1% change in interest rates would cause annual interest expense to increase by $39,000.

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

In January 2008, one of our former hourly employees filed a purported class action suit against us in the Los Angeles County Superior Court, State of California, where it is currently pending. The complaint alleges causes of action for failure to pay wages/overtime, failure to provide meal breaks, failure to provide accurate wage statements, failure to ensure that paychecks can be cashed without discount, failure to pay wages at termination, negligent misrepresentation, and unfair business practices. On April 23, 2008, we agreed to settle the matter for a cash payment by us of $650,000 to be paid upon the earliest to occur of (1) March 31, 2009, (2) 30 days following a sale, merger or other business combination of us with another company or (3) us filing a petition for bankruptcy. The settlement received final approval from the court on August 5, 2008.

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

Historically, our Paisano Partner program has required our Paisano Partners to purchase either $10,000 or $20,000 of our common stock at fair market value. We also added a Chef Partner program in 2006 allowing chefs who wish to become Chef Partners to purchase $5,000 of our common stock at fair market value. We suspended these programs in late 2007. Under the programs, we provided the Paisano and Chef Partners the option to finance the purchase of the common stock with a full recourse loan payable over five years at a fixed interest rate of 8%. We have the option, but not the obligation, to repurchase all of the shares purchased and paid for by a Partner under the program at the purchase price of the shares paid by the Partner either (1) upon the initial bankruptcy proceedings by or against the Partner within five years after the purchase date of the equity interest or (2) if the Partner’s employment with us is terminated for any reason within five years after the purchase date of the equity interest. The following table represents the repurchase of Paisano Partner and Chef Partner equity shares issued in accordance with this program during the second quarter of fiscal 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)*
Four-week period ended April 27, 2008	11,076	$5.20	—	$1,254,761
Four-week period ended May 25, 2008	5,884	5.04	—	1,179,770
Five-week period ended June 29, 2008	816	5.26	—	1,164,777

Total	17,776	$5.15	—

*	The dollar figure indicates the total amount of shares that we have the option, but not the obligation, to purchase under the program.

Item 3.	Defaults upon Senior Securities

None.

Item	4. Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of August 5, 2008, by and among BUCA, Inc., Planet Hollywood International, Inc. and BUCA Financing, LLC (1)	Incorporated By Reference

3.1	Amended and Restated Articles of Incorporation of the Registrant (2)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (3)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (4)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (5)	Incorporated By Reference

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2008.
(2)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCA, Inc.
(Registrant)

Date: August 11, 2008	by:	/s/ John T. Bettin
John T. Bettin
Chief Executive Officer and President
(Principal Executive Officer)

	by:	/s/ Dennis J. Goetz
Dennis J. Goetz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of August 5, 2008, by and among BUCA, Inc., Planet Hollywood International, Inc. and BUCA Financing, LLC (1)	Incorporated By Reference

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant (2)	Incorporated By Reference

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of the Registrant (3)	Incorporated By Reference

4.1	Specimen of Common Stock Certificate (4)	Incorporated By Reference

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2008.
(2)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(3)	Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 113737), filed with the Commission on March 19, 2004.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-72593), filed with the Commission on March 24, 1999.